Form 10-Q
period 1993-12-31
MOLEX INC
filed 1994-02-11
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended         December 31, 1993
                                     -------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE -------- SECURITIES EXCHANGE ACT OF 1934
    For the transition period from
                                   -----------------------------------

                         Commission File Number 0-7491

                               MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   36-2369491
    --------------------------------                  ---------------------
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

    2222 Wellington Court, Lisle, Illinois                     60532
    -----------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  708-969-4550
                                                         ------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes       X                   No
                      -----------                  ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
    only to corporate registrants).   At December 31, 1993:

                  Common Stock            31,701,523   Shares

                  Class A Common Stock    31,561,342   Shares

                  Class B Common Stock        94,255   Shares

                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                 DECEMBER 31, 1993
                                       INDEX



                                                                          Page
                                                                          ----
                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --                  2
                 December 31, 1993 and June 30, 1993

                 Condensed Consolidated Statements of Income --            3
                 Three Months and the Six Months Ended
                 December 31, 1993 and 1992

                 Condensed Consolidated Statements of Cash Flows --        4
                 Six Months Ended December 31, 1993 and 1992

                 Notes to Condensed Consolidated Financial Statements      5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             6




                            PART II - OTHER INFORMATION                    9

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                               Dec 31,       June 30,
                                                                1993           1993
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                      $  13,113      $  27,160
   Short-term investments                                      211,063        158,893
   Accounts receivable - net                                   178,421        193,192
   Inventories                                                 108,066        104,488
   Other current assets                                         21,386         16,484
                                                             ---------      ---------
         Total current assets                                  532,049        500,217

PROPERTY, PLANT AND EQUIPMENT - NET                            392,731        385,828

OTHER ASSETS                                                    60,383         75,730
                                                             ---------      ---------
                                                             $ 985,163      $ 961,775
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $  76,737      $  79,223
   Accrued expenses                                             60,544         65,716
   Other current liabilities                                    32,269         35,560
                                                             ---------      ---------
         Total current liabilities                             169,550        180,499

DEFERRED ITEMS                                                  11,343         11,378
ACCRUED POSTRETIREMENT BENEFITS OTHER THAN PENSIONS              7,320          6,883
LONG-TERM DEBT, less portion due currently                       7,534          7,510
MINORITY INTEREST                                                4,758          3,851

SHAREHOLDERS' EQUITY
   Common stock                                                  3,277          3,267
   Paid-in capital                                              53,206         47,052
   Retained earnings                                           678,754        637,074
   Treasury stock                                              (31,667)       (31,107)
   Deferred unearned compensation                               (8,712)        (6,235)
   Cumulative translation adjustments                           89,800        101,603
                                                             ---------      ---------
         Total shareholders' equity                            784,658        751,654
                                                             ---------      ---------
                                                             $ 985,163      $ 961,775
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                -----------------------    -----------------------
                                                                 Dec 31,        Dec 31,     Dec 31,        Dec 31,
                                                                  1993           1992        1993           1992
                                                                --------       --------    --------       --------
NET REVENUE                                                     $224,896       $202,487    $458,140       $417,688

COST OF SALES                                                    130,700        120,374     267,083        246,853
                                                                --------       --------    --------       --------
  Gross Profit                                                    94,196         82,113     191,057        170,835
OPERATING EXPENSES:
   Selling                                                        26,471         24,058      53,779         48,736
   Administrative                                                 32,312         28,061      65,158         59,020
                                                                --------       --------    --------       --------
     Total Operating Expenses                                     58,783         52,119     118,937        107,756

   Income from Operations                                         35,413         29,994      72,120         63,079

OTHER INCOME (EXPENSE):
   Foreign currency transaction loss                                (599)        (1,097)     (1,371)        (2,669)
   Interest                                                        1,103          1,296       2,310          2,491
                                                                --------       --------    --------       --------
     Total Other Income (Expense)                                    504            199         939           (178)

   Income before Income Taxes
      and Minority Interest                                       35,917         30,193      73,059         62,901

INCOME TAXES                                                      14,256         13,621      29,613         28,015
                                                                --------       --------    --------       --------
  Income before Minority Interest                                 21,661         16,572      43,446         34,886

MINORITY INTEREST                                                   (256)           (29)       (659)           (78)
                                                                --------       --------    --------       --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                        21,405         16,543      42,787         34,808


   Cumulative effect of change in method of accounting for
      postretirement benefits other than pensions, net of tax          -              -           -          3,605
                                                                --------       --------    --------       --------
NET INCOME                                                      $ 21,405       $ 16,543    $ 42,787       $ 31,203
                                                                ========       ========    ========       ========

EARNINGS PER COMMON SHARE:
   Earnings Per Common Share before cumulative effect
      of change in accounting principle                         $   0.34       $   0.26    $   0.68       $   0.55

   Cumulative effect of change in method of accounting for
      postretirement benefits other than pensions per share            -              -           -           0.06
                                                                --------       --------    --------       --------
   EARNINGS PER COMMON SHARE                                    $   0.34       $   0.26    $   0.68       $   0.49
                                                                ========       ========    ========       ========

CASH DIVIDENDS                                                  $ 0.0100       $ 0.0075    $ 0.0175       $ 0.0115
                                                                ========       ========    ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                              63,268         62,947      63,228         62,919
                                                                ========       ========    ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                  SIX MONTHS ENDED
                                                              -----------------------
                                                               Dec 31,        Dec 31,
                                                                1993           1992
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, Beginning of Period          $186,053       $157,157
CASH AND SHORT-TERM INVESTMENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   42,787         31,203
    Add (Deduct) non-cash items included in net income:
      Cumulative effect of change in accounting for
         postretirement benefits other than pensions                 -          3,605
      Depreciation and amortization                             43,774         35,432
      Minority  interest                                           659             78
      Amortization of deferred unearned compensation             1,333          1,203
      Loss (gain) on sale of property, plant and equipment         162         (2,488)
      Other (credits) charges to net income                        (72)           406
    Current items:
      Accounts receivable                                       11,504          6,374
      Inventories                                               (4,626)        (3,264)
      Prepaid expenses                                          (5,747)        (1,903)
      Accounts payable                                            (856)       (18,348)
      Accrued expenses                                          (4,118)        (3,046)
      Income taxes                                              (2,527)         2,746
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                   82,273         51,998
 Investments:
   Purchases of property, plant and equipment                  (57,532)       (44,839)
   Proceeds from sale of property, plant and equipment           2,164          4,185
   Decrease in other assets                                     12,870          8,193
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                      (42,498)       (32,461)
 Financing:
   Increase in long-term debt                                    1,222             26
   Decrease in long-term debt                                   (1,139)          (847)
   Cash dividends paid                                            (948)          (503)
   Disposition of treasury stock                                   532            523
   Exercise of stock options                                     1,263            891
                                                              --------       --------
            NET CASH PROVIDED FROM FINANCING                       930             90

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND SHORT-TERM INVESTMENTS                               (2,582)        (2,562)
                                                              --------       --------
                                                                38,123         17,065
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, End of Period                $224,176       $174,222
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        -4-

                               MOLEX INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



        (1)  Consolidated Financial Statements

        The condensed consolidated financial statements have been prepared from the Company's books without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1993 Annual Report to Shareholders and the 1993 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


        (2)  Earnings per Common Share

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended December 31, 1993 and 1992, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents as they do not have a material dilutive effect after applying the treasury stock method.


        (3)  Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:


                                        December 31,       June 30,
                                            1993             1993
                                        -----------      -----------

        Raw materials                     $ 19,828         $ 18,600
        Work in process                     39,375           39,379
        Finished goods                      48,863           46,509
                                        -----------      -----------
                                          $108,066         $104,488
                                        ===========      ===========

                                 MOLEX INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         Consolidated net revenues for the quarter and six months ended December 31, 1993 increased 11.1 percent and 9.7 percent respectively, over net revenues for the corresponding periods during the prior fiscal year. The generally lower value of the US dollar compared to other currencies worldwide increased net revenues by $2.7 million for the quarter and $3.4 million for the six months ending December 31, 1993. Excluding the effects of currency fluctuation, growth in net revenues would have equaled
         9.7 percent for the quarter and 8.9 percent for the six months ending December 31, 1993.

         Molex continued to gain market share, with nearly all regions growing at a rate greater than the general connector industry. Net revenues in the U.S. Region increased 11.3 percent to $141.0 million for the six months ending December 31, 1993. The revenue growth was due to increased customer penetration through the introduction of new products. For the six months ending December 31, 1993, the Americas (Non-U.S.) Region posted revenue growth of
         46.9 percent, due to substantially increased sales in Mexico and improved sales in Brazil.

         European net revenues for the six months ending December 31, 1993 improved 23.6 percent in local currencies, but were up only 5.5 percent in U.S. dollars as the dollar continued to gain strength against most European currencies. Increased customer demand in the U.K., Ireland and France offset softness in the German and Italian connector markets. Net revenues in the Far East North increased 10.0 percent in U.S. dollars due to the strength of the Japanese yen against the U.S. dollar, but declined 3.4 percent in local currencies due to the continued recession in Japan.

         The Far East South net revenues for the six months ended December 31, 1993 increased 7.2 percent in U.S. dollars from the comparable period last fiscal year. However, during the third quarter of fiscal 1993, Molex sold a manufacturing facility in Singapore and transferred a portion of the region's harness operations to a newly formed joint venture company. Adjusting for this change, Far East South net revenues for the six month period increased
         16.9 percent from the same period a year ago. This regional growth is primarily due to many U.S., Japanese and European companies who have moved manufacturing operations to the region and to the strong growth in the personal computer and disk drive industries.

         The gross profit percentage of 41.9 percent and 41.7 percent for the respective quarter and six months ending December 31, 1993 increased from the 40.6 percent and 40.9 percent reported during the comparable periods of the previous fiscal year. The Company was able to offset the effects of price erosion and higher depreciation charges with improved efficiencies, greater absorption of fixed costs due to increased sales volume and favorable changes in product mix. For the six months ended December 31, 1993, depreciation and amortization expenses have increased 23.5 percent from a year ago. The increase is attributed to the higher level of capital expenditures during the past several years. This year, as last, the majority of capital expenditures will be for new tooling and equipment directly related to improving efficiencies and increasing revenues.

         Operating expenses as a percent of net revenue for the six months ending December 31, 1993 remained unchanged from the same period a year ago.

         Foreign currency transaction losses decreased 45.4 percent for the quarter and 48.6 percent for the six months ending December 31, 1993 over the prior year's losses when the Company incurred significant losses due to the abrupt devaluation of several European currencies. Nearly 70 percent of the losses for the six month period were due to the severe devaluation of the Brazilian cruzeiro against the U.S. dollar.

         Interest income, net of interest expense, decreased slightly for the quarter and six months ending December 31, 1993. The decrease reflects lower average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

         The effective tax rate for the quarter ending December 31, 1993 equaled 39.7 percent as compared to 45.1 percent reported for the same period in the prior year. This decrease is primarily caused by increased pretax profitability in countries with lower effective tax rates and increased foreign tax credit utilization. The effective tax rates for the comparable six month periods ending December 31, 1993 and 1992, of 40.5 percent and 44.5 percent also reflect this trend.

         During the fourth quarter of fiscal 1993 Molex adopted Statement of Financial Accounting Standards No. 106, "Employees Accounting for Postretirement Benefits Other Than Pensions." In adopting this standard, Molex elected to immediately recognize the cumulative effect and restate the previously reported fiscal 1993 quarterly results.

         Net income for the quarter was $21.4 million or 34 cents per share, a 29.4 percent increase compared with $16.5 million or 26 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 26.4 percent over the same quarter last fiscal year.
         For the six months ending December 31, 1993, income before the cumulative effect of change in accounting was $42.8 million or 68 cents per share, a 22.9 percent increase compared to $34.8 million or 55 cents per share for the same period last fiscal year. Excluding the effects of currency fluctuations, income before the cumulative effect of change in accounting for the six months increased 20.2 percent over the prior fiscal year.

         Revenues derived from international operations decreased slightly during fiscal 1994. For the six months ending December 31, 1993 international revenues represented 70 percent of total revenues, compared to 72 percent for the same period during the prior year.


         LIQUIDITY AND CAPITAL

         Molex maintained its strong financial position during the first six months of fiscal 1994. Working capital at December 31, 1993 was $362.5 million, up from $319.7 million at June 30, 1993. Current assets increased by $31.8 million and current liabilities decreased by $10.9 million.

         Management believes that the Company's current liquidity and financial flexibility are more than adequate to support its current growth.


         OUTLOOK

         We believe Molex remains well positioned to continue increasing market share in all regions. Business remains strong in the Far East South, United States and Americas (Non-U.S.). Economic conditions remain difficult in Europe. The fiscal year 1994 six month results in this region were encouraging and we remain optimistic about the business opportunities for Molex in the European automotive, telecommunications and local area network markets. Local business remains slow in Japan. While Japan's economic difficulties may last through most of fiscal 1994, we believe that our continuing emphasis upon new product introduction, quality, delivery performance and improved efficiencies will generate improved long-term results.

         We anticipate that price erosion will continue in the connector industry. To help offset this pressure on margins we will continue to focus upon productivity improvements, control of expenses and the introduction of new and innovative products. We are also continuing to increase research and development expenditures to help Molex grow at a rate much faster than the rest of the worldwide connector industry.

                          Part II - Other Information





        Items 1 - 4.   Not Applicable


        Item 5.  Other Information

         On November 12, 1993, John H. Krehbiel, Sr., Chairman of the Board of Molex, died at the age of 87. Prior to his death, Mr. Krehbiel, Sr. was the sole trustee of the John H. Krehbiel Trust dated May 14, 1981 (the "Trust"). Upon his death, Mr. Krehbiel, Sr.'s sons, John H. Krehbiel, Jr. and Frederick A. Krehbiel, became trustees of the Trust. Pursuant to the request of the Trust, Molex filed a registration statement with the Securities and Exchange Commission on December 15, 1993 for a public offering by the Trust of 7.8 million shares of non-voting Class A Common Stock of Molex. Proceeds from the offering are expected to be used by the Trust primarily to pay estate taxes arising from the death of John H. Krehbiel, Sr. Molex received none of the proceeds of this offering.

         On November 18, 1993, Molex's Board of Directors elected Frederick A. Krehbiel Chairman of the Board. Prior to that time, he was Vice Chairman of the Board; he continues to serve as Molex's Chief Executive Officer. John H. Krehbiel, Jr. remains President and a director. Also on November 18, Fred L. Krehbiel, son of John H. Krehbiel, Jr., was elected to Molex's Board of Directors.


        Item 6.  Not Applicable

                              S I G N A T U R E S







    Pursuant to the requirements of the Securities Exchange Act of 1934,

    the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MOLEX INCORPORATED
                                                  -------------------
                                                     (Registrant)






    Date    February 11, 1994                    JOHN C. PSALTIS
           ------------------                    -----------------------
                                                 John C. Psaltis
                                                 Corporate Vice President &
                                                 Chief Financial Officer




    Date    February 11, 1994                    LOUIS A. HECHT
           ------------------                    -----------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel