Form 10-Q
period 1994-03-31
MOLEX INC
filed 1994-05-13
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended         March 31, 1994
                                     -------------------------------

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

                  Yes       X                   No
                      -----------                  ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
    only to corporate registrants).   At March 31, 1994:

                  Common Stock            31,784,401   Shares

                  Class A Common Stock    31,587,027   Shares

                  Class B Common Stock        94,255   Shares

                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                   MARCH 31, 1994
                                       INDEX



                                                                          Page
                                                                          ----
                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --                  2
                 March 31, 1994 and June 30, 1993

                 Condensed Consolidated Statements of Income --            3
                 Three Months and the Nine Months Ended
                 March 31, 1994 and 1993

                 Condensed Consolidated Statements of Cash Flows --        4
                 Nine Months Ended March 31, 1994 and 1993

                 Notes to Condensed Consolidated Financial Statements      5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             6




                            PART II - OTHER INFORMATION                    9

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                               Mar 31,       June 30,
                                                                1994           1993
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                     $   16,911      $  27,160
   Short-term investments                                      220,138        158,893
   Accounts receivable - net                                   191,945        193,192
   Inventories                                                 112,849        104,488
   Other current assets                                         21,938         16,484
                                                             ---------      ---------
         Total current assets                                  563,781        500,217

PROPERTY, PLANT AND EQUIPMENT - NET                            415,483        385,828

OTHER ASSETS                                                    61,789         75,730
                                                             ---------      ---------
                                                            $1,041,053      $ 961,775
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $  81,176      $  79,223
   Accrued expenses                                             74,792         65,716
   Other current liabilities                                    24,416         35,560
                                                             ---------      ---------
         Total current liabilities                             180,384        180,499

DEFERRED ITEMS                                                  11,406         11,378
ACCRUED POSTRETIREMENT BENEFITS OTHER THAN PENSIONS              7,538          6,883
LONG-TERM DEBT, less portion due currently                       7,512          7,510
MINORITY INTEREST                                                4,884          3,851

SHAREHOLDERS' EQUITY
   Common stock                                                  3,282          3,267
   Paid-in capital                                              54,348         47,052
   Retained earnings                                           701,718        637,074
   Treasury stock                                              (31,653)       (31,107)
   Deferred unearned compensation                               (7,996)        (6,235)
   Cumulative translation adjustments                          109,630        101,603
                                                             ---------      ---------
         Total shareholders' equity                            829,329        751,654
                                                             ---------      ---------
                                                            $1,041,053      $ 961,775
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                -----------------------    -----------------------
                                                                 Mar 31,        Mar 31,     Mar 31,        Mar 31,
                                                                  1994           1993        1994           1993
                                                                --------       --------    --------       --------
NET REVENUE                                                     $238,568       $206,011    $696,708       $623,699

COST OF SALES                                                    138,465        122,844     405,548        369,697
                                                                --------       --------    --------       --------
  Gross Profit                                                   100,103         83,167     291,160        254,002
OPERATING EXPENSES:
   Selling                                                        26,862         23,670      80,641         72,406
   Administrative                                                 34,237         28,832      99,395         87,852
                                                                --------       --------    --------       --------
     Total Operating Expenses                                     61,099         52,502     180,036        160,258

   Income from Operations                                         39,004         30,665     111,124         93,744

OTHER INCOME (EXPENSE):
   Foreign currency transaction loss                                (747)          (910)     (2,118)        (3,579)
   Interest                                                        1,402          1,347       3,712          3,838
                                                                --------       --------    --------       --------
     Total Other Income                                              655            437       1,594            259

   Income before Income Taxes
      and Minority Interest                                       39,659         31,102     112,718         94,003

INCOME TAXES                                                      15,761         13,563      45,374         41,578
                                                                --------       --------    --------       --------
  Income before Minority Interest                                 23,898         17,539      67,344         52,425

MINORITY INTEREST                                                   (302)          (131)       (961)          (209)
                                                                --------       --------    --------       --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                        23,596         17,408      66,383         52,216


   Cumulative effect of change in method of accounting for
      postretirement benefits other than pensions, net of tax          -              -           -          3,605
                                                                --------       --------    --------       --------
NET INCOME                                                      $ 23,596       $ 17,408    $ 66,383       $ 48,611
                                                                ========       ========    ========       ========

EARNINGS PER COMMON SHARE:
   Earnings Per Common Share before cumulative effect
      of change in accounting principle                         $   0.37       $   0.28    $   1.05       $   0.83

   Cumulative effect of change in method of accounting for
      postretirement benefits other than pensions per share            -              -           -           0.06
                                                                --------       --------    --------       --------
   EARNINGS PER COMMON SHARE                                    $   0.37       $   0.28    $   1.05       $   0.77
                                                                ========       ========    ========       ========

   CASH DIVIDENDS PER COMMON SHARE                              $ 0.0100       $ 0.0075    $ 0.0275       $ 0.0190
                                                                ========       ========    ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                              63,402         63,041      63,285         62,959
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                               Mar 31,        Mar 31,
                                                                1994           1993
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, Beginning of Period          $186,053       $157,157
CASH AND SHORT-TERM INVESTMENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   66,383         48,611
    Add (Deduct) non-cash items included in net income:
      Cumulative effect of change in accounting for
         postretirement benefits other than pensions                 -          3,605
      Depreciation and amortization                             65,870         55,141
      Minority  interest                                           961            209
      Amortization of deferred unearned compensation             2,049          1,773
      Loss (gain) on sale of property, plant and equipment         371         (1,673)
      Other charges to net income                                  118            301
    Current items:
      Accounts receivable                                        2,146         (4,915)
      Inventories                                               (7,150)        (3,651)
      Prepaid expenses                                          (4,776)          (640)
      Accounts payable                                             404        (18,860)
      Accrued expenses                                           8,994          5,542
      Income taxes                                             (11,144)        (4,785)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  124,226         80,658
 Investments:
   Purchases of property, plant and equipment                  (92,208)       (64,571)
   Proceeds from sale of property, plant and equipment           2,436          4,142
   Decrease in other assets                                     11,490          7,281
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                      (78,282)       (53,148)
 Financing:
   Increase in long-term debt                                    1,164              -
   Decrease in long-term debt                                   (1,212)          (990)
   Cash dividends paid                                          (1,580)          (975)
   Disposition of treasury stock                                   871            771
   Exercise of stock options                                     2,084          1,454
                                                              --------       --------
            NET CASH PROVIDED FROM FINANCING                     1,327            260

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND SHORT-TERM INVESTMENTS                                3,725             82
                                                              --------       --------
                                                                50,996         27,852
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, End of Period                $237,049       $185,009
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


        (2)  Earnings per Common Share

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended March 31, 1994 and 1993, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents as they do not have a material dilutive effect after applying the treasury stock method.


        (3)  Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:


                                          March 31,        June 30,
                                            1994             1993
                                        -----------      -----------

        Raw materials                     $ 19,921         $ 18,600
        Work in process                     43,002           39,379
        Finished goods                      49,926           46,509
                                        -----------      -----------
                                          $112,849         $104,488
                                        ===========      ===========

                                 MOLEX INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         Consolidated net revenues for the quarter and nine months ended March 31, 1994 increased 15.8 percent and 11.7 percent respectively, over net revenues for the corresponding periods during the prior fiscal year. The generally lower value of the U.S. dollar compared to other currencies worldwide increased net revenues by $4.6 million for the quarter and $8.0 million for the nine months ending March 31, 1994. Excluding the effects of currency fluctuation, growth in net revenues would have equaled
         13.6 percent for the quarter and 10.4 percent for the nine months ending March 31, 1994.

         Molex continued to gain market share, with nearly all regions growing at a rate greater than the general connector industry.
         Net revenues in the U.S. Region increased 12.0 percent for the nine months ending March 31, 1994. The revenue growth was due to increased customer penetration through the introduction of new products. For the nine months ending March 31, 1994, the Americas (Non-U.S.) Region posted revenue growth of 44.1 percent, due to substantially increased sales in Mexico and improved sales in Brazil.

         European net revenues for the nine months ending March 31, 1994 improved 23.1 percent in local currencies, but were up 9.2 percent in U.S. dollars as the dollar continued to gain strength against most European currencies. Increased customer demand in the U.K., Ireland and France offset softness in the German connector market. Net revenues in the Far East North increased
         10.1 percent in U.S. dollars due to the strength of the Japanese yen against the U.S. dollar, but declined 2.6 percent in local currencies due to the continued recession in Japan.

         The Far East South net revenues for the nine months ended
         March 31, 1994 increased 10.0 percent in U.S. dollars from the comparable period last fiscal year. However, during the third quarter of fiscal 1993, Molex sold a manufacturing facility in Singapore and transferred a portion of the region's harness operations to a newly formed joint venture company. Adjusting for this change, Far East South net revenues for the nine month period increased 18.1 percent from the same period a year ago. This regional growth is primarily due to increased customer penetration at many of the U.S., Japanese and European multinational companies who have relocated manufacturing operations to the region and to the strong growth in the personal computer and disk drive industries.

         For the nine months ending March 31, 1994, 70 percent of Molex's worldwide net revenues were generated by its international operations, compared to 71 percent for the same period during the prior fiscal year. International operations are subject to currency fluctuations and government actions. Molex monitors its foreign currency exposure in each country and implements strategies responsive to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

         The gross profit percentage of 42.0 percent and 41.8 percent for the respective quarter and nine months ending March 31, 1994 increased from the 40.4 percent and 40.7 percent reported during the comparable periods of the previous fiscal year. The Company was able to offset the effects of price erosion and higher depreciation charges with improved manufacturing efficiencies, greater absorption of fixed costs due to increased sales volume and favorable changes in product mix. For the nine months ended March 31, 1994, depreciation and amortization expenses have increased 19.5 percent from a year ago. The increase is attributed to the higher level of capital expenditures during the past several years. This year, as last, the majority of capital expenditures will be for new tooling and equipment directly related to improving efficiencies and increasing revenues.

         We anticipate that price erosion will continue in the connector industry. To help offset this pressure on margins we will continue to focus upon productivity improvements, control of expenses and the introduction of new and innovative products.

         Operating expenses as a percent of net revenue for the nine months ending March 31, 1994 remained unchanged from the same period a year ago, reflecting continued management focus on the control of expenses.

         Foreign currency transaction losses decreased 17.9 percent for the quarter and 40.8 percent for the nine months ending March 31, 1994 over the prior year's losses when the Company incurred significant losses due to the abrupt devaluation of several European currencies.

         Interest income, net of interest expense, decreased slightly for the quarter and nine months ending March 31, 1994. The decrease reflects lower average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

         The effective tax rate for the quarter ending March 31, 1994 equaled 39.7 percent as compared to 43.6 percent reported for the same period in the prior year. This decrease is primarily caused by increased pretax profitability in countries with lower effective tax rates and increased foreign tax credit utilization. The effective tax rates for the comparable nine month periods ending March 31, 1994 and 1993, of 40.3 percent and 44.2 percent also reflect this trend.

         During the fourth quarter of fiscal 1993 Molex adopted Statement of Financial Accounting Standards No. 106, "Employees Accounting for Postretirement Benefits Other Than Pensions." In adopting this standard, Molex elected to immediately recognize the cumulative effect and restate the previously reported fiscal 1993 quarterly results.

         Net income for the quarter was $23.6 million or 37 cents per share, a 35.5 percent increase compared with $17.4 million or 28 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 31.4 percent over the same quarter last fiscal year. For the nine months ending March 31, 1994, income before the cumulative effect of change in accounting was $66.4 million or
         1.05 cents per share, a 27.1 percent increase compared to $52.2 million or 83 cents per share for the same period last fiscal year. Excluding the effects of currency fluctuations, income before the cumulative effect of change in accounting for the nine months increased 24.0 percent over the prior fiscal year.

         LIQUIDITY AND CAPITAL

         Molex maintained its strong financial position during the first nine months of fiscal 1994. Working capital at March 31, 1994 was $383.4 million, up from $319.7 million at June 30, 1993. Current assets increased by $63.6 million, primarily due to an increase in cash and short-term investments and current liabilities decreased slightly.

         Management believes that the Company's current liquidity and financial flexibility are adequate to support its current growth.


         OUTLOOK

         We believe Molex remains well positioned to continue increasing market share in all regions. Business remains strong in the Far East South, United States and Americas (Non-U.S.). Economic conditions remain difficult in several European countries. The fiscal year 1994 nine month results in this region were encouraging and we remain optimistic about the business opportunities for Molex in the European automotive, telecommunications and local area network markets. Local business remains slow in Japan. While Japan's economic difficulties may last through most of fiscal 1994, we believe that our continuing emphasis upon new product introduction, quality, delivery performance and improved efficiencies will generate improved long-term results.

                          Part II - Other Information





        Items 1 - 6.   Not Applicable

                              S I G N A T U R E S







    Pursuant to the requirements of the Securities Exchange Act of 1934,

    the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MOLEX INCORPORATED
                                                  -------------------
                                                     (Registrant)






    Date    May 13, 1994                     /s/ JOHN C. PSALTIS
           ------------------                    -----------------------
                                                 John C. Psaltis
                                                 Corporate Vice President,
                                                 Treasurer and Chief
                                                 Financial Officer




    Date    May 13, 1994                     /s/ LOUIS A. HECHT
           ------------------                    -----------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel