Form 10-K
period 1994-06-30
MOLEX INC
filed 1994-09-26
CIK 67472

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 1994       Commission File number 0-7491

                               MOLEX INCORPORATED
      -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         36-2369491
       -------------------------------                    ----------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

       2222 WELLINGTON COURT, LISLE, ILLINOIS                      60532
    --------------------------------------------          ---------------------
     (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code     (708) 969-4550

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $0.05

         Class A Common Stock, par value, $0.05

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.    Yes    X       No
                                                           -----         -----

    On August 26, 1994, the following numbers of shares of the Company's common stock were outstanding:

                   Common Stock             31,907,332
                   Class A Common Stock     31,639,575
                   Class B Common Stock         94,255

    The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $711.4 million.
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the year ended June 30, 1994, are incorporated by reference into Parts I, II and IV of this report.

    Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 21, 1994, are incorporated by reference into Part III of this report.

    Index to Exhibits listed on Pages 26 through 27.

                               TABLE OF CONTENTS


    Part I                                                                 Page
                                                                           ----
         Item 1.  Business                                                   3
         Item 2.  Properties                                                 8
         Item 3.  Legal Proceedings                                          9
         Item 4.  Submission of Matters to a Vote of Security Holders        9
                  Executive Officers of the Registrant                      10

    Part II

         Item 5.  Market for the Registrant's Common Equity and             12
                  Related Stockholder Matters
         Item 6.  Selected Financial Data                                   12
         Item 7.  Management's Discussion and Analysis of Financial         13
                  Condition and Results of Operations
         Item 8.  Financial Statements and Supplementary Data               13
         Item 9.  Changes in and Disagreements with Accountants on          13
                  Accounting and Financial Disclosure

    Part III

         Item 10. Directors and Executive Officers of the Registrant        14
         Item 11. Executive Compensation                                    14
         Item 12. Security Ownership of Certain Beneficial Owners and       14
                  Management
         Item 13. Certain Relationships and Related Transactions            14

    Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports      15
                  on Form 8-K

    Report of Independent Auditors - Ernst & Young                          17
    Statements of Changes in Shares Outstanding                             18
    Schedule II                                                             19
    Schedule V                                                              20
    Schedule VI                                                             21
    Schedule VIII                                                           22
    Schedule X                                                              23
    Independent Auditors' Report on Schedules                               24
    Signature Page                                                          25

    Index to Exhibits                                                       26

                                     PART I



    Item 1 - BUSINESS


                      GENERAL DEVELOPMENT OF THE BUSINESS

         Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex
         Incorporated and its United States and international subsidiaries.

         During fiscal 1994, Molex purchased the remaining shares outstanding of Molex Nanco Ltd. and acquired an additional 20 percent interest in Dongguan Molex South-China Connector Co. Ltd. During fiscal 1993, Molex increased its holdings in Molex India Ltd. (formerly Jalex Connector Systems Ltd.) to 80 percent, and made investments in Molex-G. Ostervig A/S, MEC International Pte. Ltd. and Decoupage Moulage de Savoie S.A. All of these companies operate in the international connector industry.

         Molex sold its remaining interest in Flexible Automation Systems Pte. Ltd., a Singapore subsidiary of Molex, and sold a 15 percent interest in Zetronic S.p.A. during fiscal 1993.

                      GENERAL DESCRIPTION OF THE BUSINESS

         Molex is a leading manufacturer of electrical, electronic and fiber optic interconnection systems, ribbon cable, switches and application tooling. Molex offers its customers extensive global design, engineering and manufacturing capabilities, while providing local service through 41 plants in 19 countries. Products manufactured and sold outside the United States generated approximately 70% of Molex's fiscal 1994 sales. Molex offers more than 40,000 products to original equipment manufacturers in industries that include the computer, computer peripheral, business equipment, telecommunication, home appliance, home entertainment, automotive, medical equipment and residential construction industries. Molex products are sold through direct sales, distributors and manufacturer's representatives. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated to be $20.6 billion* in sales for fiscal year 1994. With a 4.7 percent market share, Molex is the second largest independent connector manufacturer in the world.

         * Source: Fleck International

         Molex conducts business in one industry segment: the manufacture and sale of electrical components. The Company designs, manufactures, and distributes electrical and electronic devices such as terminals, connectors, planer cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes and mechanical and electronic switches. Crimping machines and terminal inserting equipment (known as "application tooling") are offered on a lease or purchase basis to the Company's customers for the purpose of applying the Company's components to the customers' products. Net revenue from application tooling constitutes approximately 2% of the Company's net revenues. Molex products are designed for use in a broad range of electrical and electronic applications as set forth below:


                                     Percentage of
                                      Fiscal 1994
               Market                 Net Revenue        Products
               ------                 -----------        --------
         Computer/business equipment/     47%     Computers, peripheral
         telecommunications                       equipment, calculators,
                                                  copiers, pagers and dictation
                                                  equipment

         Home entertainment and home      33%     Televisions, stereo high
          appliance                               fidelity systems, compact disc
                                                  players, video tape recorders,
                                                  camcorders and electronic
                                                  games, microwave ovens,
                                                  refrigerators, freezers,
                                                  dishwashers, disposals and air
                                                  conditioners

         Automotive                       12%     Automobiles, trucks,
                                                  recreational vehicles and farm
                                                  equipment.

         Other                             8%     Electronic medical equipment,
                                                  vending machines, security
                                                  equipment and modular office
                                                  furniture and premise wiring

         The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including Apple, AT&T, Canon, Compaq, Ford, General Motors, Hewlett Packard, IBM, JVC, Matsushita, Motorola, Philips, Sony, Thomson and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 1994, 1993 or 1992. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers towards the use of fewer vendors.

         In the United States and Canada, the Company sells its products primarily through direct sales engineers and industrial distributors. Internationally, Molex sells primarily through its own sales organizations in Japan, Hong Kong, Singapore, Taiwan, South Korea, Malaysia, Thailand, China, England, Italy, Ireland, France, Spain, Germany, the Netherlands, Sweden, Norway, Denmark, South Africa, India, Canada, Mexico and Brazil.

         Outside of the United States and Canada, Molex also sells its products through manufacturers' representative organizations, some of which act as distributors, purchasing from the Company for resale. The manufacturers' representative organizations are granted exclusive territories and are compensated on a commission basis. These relationships are terminable by either party on short notice. All sales orders received are subject to approval by the Company.

         The Company promotes its products through leading trade magazines, direct mailings, catalogs and other promotional literature. Molex is a frequent participant in trade shows and also conducts educational seminars for its customers and its manufacturers' representative organizations.

         There was no significant change in the Company's suppliers, products, markets or methods of distribution during the last fiscal year.

         Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 41 manufacturing facilities in 19 countries on five continents. Molex facilities in the Far East and Europe are ISO 9000 certified, and programs are underway to obtain certification for facilities in Molex's other regions. Besides pursuing ISO 9000 quality certification in the United States, Molex is working on the suggestions outlined in its Malcolm Baldrige National Quality Award application feedback report.

         The principal raw materials and component parts Molex purchases for the manufacture of its products include brass, copper, aluminum, steel, tin, nickel, gold, silver, nylon and other molding materials, and nuts, bolts, screws and rivets. Virtually all materials and components used in the Company's products are available from several sources. Although the availability of such materials has generally been adequate, no assurance can be given that additional cost increases or material shortages or allocations imposed by its suppliers in the future will not have a materially adverse effect on the operations of the Company.

                                  COMPETITION

         The business in which the Company is engaged is highly competitive. Most of the Company's competitors offer products in some but not all of the industries served by the Company. Molex believes that the ability to meet customer delivery requirements and maintenance of product quality and reliability are competitive factors that are as important as product pricing. Some of the Company's competitors have been established longer and have substantially larger manufacturing, sales, research and financial resources.

                               PATENTS/TRADEMARKS

         As of June 30, 1994, the Company owned 439 United States patents and had 124 patent applications on file with the United States Patent Office. The Company also has 497 corresponding patents issued and 1,841 applied for in other countries as of June 30, 1994. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.

                                    BACKLOG

         The backlog of unfilled orders at June 30, 1994 was approximately $175.8 million; this compares to $156.5 million at June 30, 1993. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.

                            RESEARCH AND DEVELOPMENT

         Molex incurred total research and development costs of $64.8 million in 1994, $56.2 million in 1993, and $47.6 million in 1992. The Company incurred costs relating to obtaining patents of $3.3 million in 1994, $2.8 million in 1993, and $2.2 million in 1992 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.

         The Company had approximately 606 full-time employees in 1994 (558 in 1993 and 532 in 1992), engaged in research, development and engineering functions.

         The Company introduced many new products during the year; however, in the aggregate, these products did not require a material investment of assets.

                                   COMPLIANCE

         The Company believes it is in full compliance with federal, state and local regulations pertaining to environmental protection. The Company does not anticipate that the costs of compliance with such regulations will have a material effect on its capital expenditures, earnings or competitive position.

                                   EMPLOYEES

         As of June 30, 1994, the Company employed over 8,100 persons worldwide. The Company believes its relations with its employees are favorable.

                            INTERNATIONAL OPERATIONS

         The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 1994 was approximately 70% of consolidated net revenue.

         The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 10 on page 44 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

   ITEM 2 - PROPERTIES

         Molex owns and leases manufacturing, warehousing and office space in over 75 locations around the world. The total square footage of these facilities is presented below:

                      Owned          Leased         Total
                    ---------       -------       --------
                    2,406,000       714,000       3,120,000

         The leases are of varying terms with expirations ranging from fiscal 1995 through fiscal 2017. The leases in aggregate are not considered material to the financial position of the Company.

         The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

         A listing of principal manufacturing facilities is presented below:

         BRAZIL                  JAPAN               THAILAND
         Manaus                  Kagoshima           Bangkok
                                 Okayama
         CANADA                  Shioya              UNITED STATES
         Scarborough, Ontario    Shizuoka            Huntsville, Alabama
                                 Yamato City         Maumelle, Arkansas
         CHINA (P.R.C.)                              Orange, California
         Shilong Town            MALAYSIA            Pinellas Park, Florida
                                 Prai, Penang        St. Petersburg, Florida
         ENGLAND                                     Addison, Illinois
         Bordon, Hampshire       MEXICO              Des Plaines, Illinois
                                 Guadalajara         Lisle, Illinois
         FRANCE                  Magdalena           Naperville, Illinois
         Chateau Gontier         Nogales             Schaumburg, Illinois
                                                     Lincoln, Nebraska (3)
         GERMANY                 PUERTO RICO
         Biberach                Ponce (2)
         Ettlingen
                                 REPUBLIC OF KOREA
         INDIA                   Ansan City (2)
         Bangalore
                                 SINGAPORE
         IRELAND                 Jurong Town
         Millstreet Town
         Shannon                 SOUTH AFRICA
                                 Bergvlei (Johannesburg)
         ITALY
         Padova                  TAIWAN (R.O.C.)
                                 Taipei

Item 3 - LEGAL PROCEEDINGS

         None deemed material to the Company's financial position or consolidated results of operations.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

    Executive Officers of the Registrant

         The following information relates to the executive officers of the Registrant who serve at the discretion of the Board of Directors and are customarily elected for one-year terms at the Regular Meeting of the Board of Directors held immediately following the Annual Stockholders' Meeting. All of the executive officers named hold positions as officers and/or directors of one or more subsidiaries of the Registrant. For purposes of this disclosure, only the principal positions are set forth.

                                                                          Year
                                                                        Employed
                                Positions Held With Registrant             by
         Name                   During the Last Five Years        Age  Registrant
    ------------------------    -------------------------------   --- -----------

     Frederick A. Krehbiel(a)   Chairman (1993-); Chief            53    1965(b)
                                Executive Officer (1988-);
                                Vice Chairman (1988-1993).

     John H. Krehbiel, Jr.(a)   President (1975-).                 57    1959(b)

     J. Joseph King             Corporate Vice President-          50    1975
                                International Operations
                                (1988-).

     Raymond C. Wieser          Corporate Vice President and       56    1965(b)
                                President of the Commercial
                                Division-U.S. Operations (1994-);
                                Group Vice President-
                                U.S. Operations (1989-1994).

     John C. Psaltis            Corporate Vice President           54    1973
                                (1982-), Treasurer (1979-) and
                                Chief Financial Officer (1994-).

     Ronald L. Schubel          Corporate Vice President (1982-)   51    1981
                                and President of Far East South
                                Operations (1994-); President of
                                the Commerical Division-U.S.
                                Operations (1982-1994)

                                                                        Year
                                                                      Employed
                               Positions Held With Registrant            by
         Name                  During the Last Five Years (b)   Age  Registrant
    -----------------------    ------------------------------   ---  ----------

     Werner W. Fichtner        Corporate Vice President          51     1981
                               (1987-) and President of
                               European Operations (1981-).

     Goro Tokuyama             Corporate Vice President          60     1985
                               (1990-), President of Far
                               East North Operations (1988-)
                               and President of Molex-Japan
                               Co., Ltd.(1985-).

     Martin P. Slark           Corporate Vice President          39     1976
                               (1990-) and President of
                               United States Operations
                               (1994-); President of Far
                               East South Operations (1988-
                               1994).

     James E. Fleischhacker    Corporate Vice President          50     1984
                               (1994-) and President of
                               the DataComm Division-U.S.
                               Operations (1989-).

     Kathi M. Regas            Corporate Vice President          38     1985
                               (1994-) and Director, Human
                               Resources-U.S. Operations
                               (1989-1994).

     Louis A. Hecht            Corporate Secretary (1977-)       50     1974
                               and General Counsel (1975-).

    ---------------------------------------------------------------------------

    (a) John H. Krehbiel, Jr. and Frederick A. Krehbiel (the "Krehbiel Family") are brothers. The members of the Krehbiel Family may be considered to be "control persons" of the Registrant. The other officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Registrant or each other.

    (b) Includes period employed by Registrant's predecessor.

                                    PART II


    Item 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    (a)  Molex is traded on the National Market System of the NASDAQ in the
     &   United States and on the London Stock Exchange.  The information
    (b) set forth under the captions "Financial Highlights" and "Fiscal 1994, 1993, and 1992 by Quarter (Unaudited)" on the inside front cover and page 45, respectively, of the 1994 Annual Report to Shareholders is incorporated herein by reference.

    (c) The following table presents quarterly dividends per common share for the last two fiscal years.

                                                            Class A
                                    Common Stock         Common Stock

                                   Fiscal  Fiscal       Fiscal   Fiscal
                                    1994    1993         1994     1993
                                   ------  ------       ------    ------
               Quarter Ended -
                 September 30,     $.0075  $.0040       $.0075    $.0040
                 December 31,       .0100   .0075        .0100     .0075
                 March 31,          .0100   .0075        .0100     .0075
                 June 30,           .0100   .0075        .0100     .0075
                                   ------  ------       ------    ------
                     Total         $.0375  $.0265       $.0375    $.0265
                                   ======  ======       ======    ======

         Cash dividends on Common Shares have been paid every year since
         1977.

         A description of the Company's Common Stock appears in footnote 2 on pages 39 and 40 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6 - SELECTED FINANCIAL DATA

         The information set forth under the caption "Ten Year
         Financial Highlight Summary" (only the five years ended June 30, 1994,) on page 29 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

  Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 30 through 33 of the 1994 Annual Report to Shareholders is incorporated herein by reference.


  Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company set forth on pages 34 through 44 of the 1994 Annual Report to Shareholders and the independent auditors' report set forth on page 28 of the 1994 Annual Report to Shareholders are incorporated herein by reference:

               Independent Auditors' Report

               Consolidated Balance Sheets - June 30, 1994 and 1993

               Consolidated Statements of Income for the years ended June 30, 1994, 1993 and 1992

               Consolidated Statements of Shareholders' Equity for the years ended June 30, 1994, 1993 and 1992

               Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements


         The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 1994, 1993, and 1992 by Quarter (Unaudited)" on page 45 of the 1994 Annual Report to Shareholders, is incorporated herein by reference.

         The statements of changes in shares outstanding appears on Page 18 of this Form 10-K.


  Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


  Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Shareholders to be held on October 21, 1994 (The "Company's 1994 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.


  Item 11 - EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" in the Company's 1994 Proxy Statement is incorporated herein by reference.


  Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1994 Proxy Statement is incorporated herein by reference.


  Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the captions "Election of Directors", "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1994 Proxy Statement is herein incorporated by reference.

                                    PART IV

  Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

    (a)  1. Financial Statements

         The following consolidated financial statements contained in the Company's 1994 Annual Report to Shareholders have been incorporated by reference in Item 8.

                                                             Page(s) in
                                                            Annual Report
                       Item                                to Shareholders
         -----------------------------------------------   ----------------
         Independent Auditors' Report                             28

         Consolidated Balance Sheets - June 30, 1994
           and 1993                                             34-35

         Consolidated Statements of Income - for
           the years ended June 30, 1994, 1993 and 1992           36

         Consolidated Statements of Shareholders' Equity
           - for the years ended June 30, 1994, 1993 and 1992     37

         Consolidated Statements of Cash Flows - for the
           years ended June 30, 1994, 1993 and 1992               38

         Notes to Consolidated Financial Statements             39-44

         Fiscal 1994, 1993 and 1992 by Quarter (Unaudited)        45


         The independent auditors' report of Ernst & Young is included on page 17 of this Form 10-K.


    (a)  2. Financial Statement Schedules

                                                           Page in the
                                                            Form 10-K
                                                           ------------
         Schedule II   - Amounts Receivable from Related          19
                           Parties and Underwriters,
                           Promoters and Employees Other
                           than Related Parties

         Schedule V    - Property, Plant and Equipment            20

         Schedule VI   - Accumulated Depreciation and             21
                           Amortization of Property,
                           Plant and Equipment

         Schedule VIII - Valuation and Qualifying Accounts        22

         Schedule X    - Supplementary Income Statement           23
                           Information

         All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the consolidated financial statements or notes thereto.

         Separate financial statements for the Company's unconsolidated affiliated companies, accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

    (a)  3. Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed or incorporated herein as part of this Report.


    (b)  Reports on Form 8-K

         Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1994.

                        Report of Independent Auditors



The Board of Directors
Molex Incorporated

We have audited the statements of income and cash flows of the Domestic Component of Molex Incorporated (the Company), as defined in Note 1, for the year ended June 30, 1992 (not presented separately herein). We have also audited Schedules II, V, VI, VIII and X of the Company for the year ended June 30, 1992 (not presented separately herein). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended June 30, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The Company is a part of Molex Incorporated and has no separate legal status or existence; the nature and extent of the Company's activities are determined and directed by Molex Incorporated. The method of determining the portions of the assets, liabilities, income and expenses of Molex Incorporated included in the financial statements of the Company is described in Note 1.

/s/ ERNST & YOUNG

July 31, 1992

                               MOLEX INCORPORATED
                  STATEMENTS OF CHANGES IN SHARES OUTSTANDING
                FOR THE YEAR ENDED JUNE 30, 1994, 1993 AND 1992




                                                   Class A       Class B
                                    Common         Common        Common       Treasury
                                     Stock          Stock         Stock        Stock
                                   -------         -------       -------      --------
Shares outstanding at
    July 1, 1991                  25,754,051     25,847,933       94,255     1,746,609

Exercise of stock options            186,741        146,646

Purchase of treasury stock                                                      25,740

Disposition of treasury stock                                                  (23,283)

Issuance of stock bonus                6,620          6,620
                                  ----------     ----------       ------     ---------
Shares outstanding at
    June 30, 1992                 25,947,412     26,001,199       94,255     1,749,066

Exercise of stock options            172,136         93,187

Purchase of treasury stock                                                      22,695

Disposition of treasury stock                                                  (36,392)

Stock split effected in
  the form of a dividend           6,517,738      6,505,199                    436,839
                                  ----------     ----------       ------     ---------
Shares outstanding at
    June 30, 1993                 32,637,286     32,599,585       94,255     2,172,208

Exercise of stock options            281,551        155,704

Purchase of treasury stock                                                      30,849

Disposition of treasury stock                                                  (32,770)
                                  ----------     ----------       ------     ---------
Shares outstanding at
    June 30, 1994                 32,918,837     32,755,289       94,255     2,170,287
                                  ==========     ==========       ======     =========


                               MOLEX INCORPORATED
           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                FOR THE YEAR ENDED JUNE 30, 1994, 1993 AND 1992
                                     ($000)


                                      Balance at                                           Balance
                                      Beginning                  Amounts      Amounts      at End
Name of Debtor      Year              of Period    Additions    Collected    Written Off  of Period
- - --------------      ----              ---------    ---------    ---------    -----------  ---------


F. A. Krehbiel  1)  1994                  $507       $1,256       $1,330            -         $433


                    1993                  $377       $1,953       $1,823            -         $507


                    1992                  $234       $1,950       $1,807            -         $377


M. Didier       2)  1994                  $518         $125         $100          $38         $505


                    1993                  $471          $47            -            -         $518


                    1992                  $501         $170            -         $200         $471


W. Fichtner     3)  1994                $1,425          $78         $136            -       $1,367


                    1993                $1,514            -            -          $89       $1,425


                    1992                    $0       $1,514            -            -       $1,514


G. Tokuyama     4)  1994                  $149          $94         $149            -          $94


                    1993                   $22         $127            -            -         $149


                    1992                   $67          $43          $88            -          $22

  1) Amounts represent compensation advances with interest payable at the floating six month federal interest rate (6.0% at June 30, 1994).

  2) Amounts represent personal advances with interest payable at the prevailing rate offered by Banque Nationale de Paris in Paris France if the advances are not paid by maturity.

  3) Amounts represent personal advances with interest payable between 5% and 8% per annum. All amounts are due on or before June 30, 1995.

  4) Amounts represent interest free demand loans in order to exercise various stock options.

Note: The Company also has certain loans to employees made in connection with relocations. These loans are excluded from this schedule as they are considered to arise in the normal course of business.

                               MOLEX INCORPORATED
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                FOR THE YEAR ENDED JUNE 30, 1994, 1993 AND 1992
                                     ($000)


                                  Balance at                                                 Balance
                                   Beginning      Additions     Retirements  Translation     at End
                                   of Period       at Cost      and Sales    Adjustments    of Period
                                  ----------      ---------     -----------  -----------    ---------
           1994

Land and improvements               $ 37,249       $  5,283      $(    118)     $ 2,111     $   44,525
Buildings and leasehold
  improvements                       175,851         14,786       (    919)       9,805        199,523
Machinery and equipment              441,791         70,856       ( 17,588)      15,084        510,143
Molds and dies                       199,286         38,533       (  6,181)      14,565        246,203
                                    --------       --------       ---------     -------     ----------
           TOTAL                    $854,177       $129,458       $(24,806)     $41,565     $1,000,394
                                    ========       ========       =========     =======     ==========
           1993

Land and improvements               $ 33,982       $  1,200       $(    85)     $ 2,152       $ 37,249
Buildings and leasehold
  improvements                       158,339         13,564       (    757)       4,705        175,851
Machinery and equipment              389,352         59,415       ( 16,856)       9,880        441,791
Molds and dies                       177,035         19,002       (  4,788)       8,037        199,286
                                    --------       --------       ---------     -------     ----------
           TOTAL                    $758,708       $ 93,181       $(22,486)     $24,774       $854,177
                                    ========       ========       =========     =======     ==========

           1992

Land and improvements               $ 30,167       $  1,487       $      0      $ 2,328       $ 33,982
Buildings and leasehold
  improvements                       117,957         30,617        (   326)      10,091        158,339
Machinery and equipment              309,003         73,501        (15,767)      22,615        389,352
Molds and dies                       144,401         27,067        ( 4,909)      10,476        177,035
                                    --------       --------       ---------     -------     ----------
           TOTAL                    $601,528       $132,672       $(21,002)     $45,510       $758,708
                                    ========       ========       =========     =======     ==========


                               MOLEX INCORPORATED
 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                FOR THE YEAR ENDED JUNE 30, 1994, 1993 AND 1992
                                     ($000)


                                  Balance at      Provision                                  Balance
                                   Beginning     Charged to     Retirements  Translation     at End
                                   of Period       Income       and Sales    Adjustments    of Period
                                  ----------     ----------     -----------  -----------    ---------
           1994
Buildings and leasehold
  improvements                     $  50,684      $  7,809       $(   520)     $ 2,935       $ 60,908
Machinery and equipment              264,761        51,668        (15,879)      13,583        314,133
Molds and dies                       152,904        27,618        ( 4,745)       8,581        184,358
                                   ---------      --------       ---------     -------       --------
           TOTAL                   $ 468,349      $ 87,095       $(21,144)     $25,099       $559,399
                                   =========      ========       ========      =======       ========
           1993

Buildings and leasehold
  improvements                     $  41,478      $  7,380       $(   221)     $ 2,047       $ 50,684
Machinery and equipment              228,098        44,132        (13,445)       5,976        264,761
Molds and dies                       126,413        23,456        ( 3,742)       6,777        152,904
                                   ---------      --------       ---------     -------       --------
           TOTAL                   $ 395,989      $ 74,968       $(17,408)     $14,800       $468,349
                                   =========      ========       ========      =======       ========

           1992

Buildings and leasehold
  improvements                     $  33,034      $  5,963       $(   286)     $ 2,767       $ 41,478
Machinery and equipment              184,694        40,062        (10,574)      13,916        228,098
Molds and dies                       103,039        20,296        ( 4,354)       7,432        126,413
                                   ---------      --------       ---------     -------       --------
           TOTAL                   $ 320,767      $ 66,321       $(15,214)     $24,115       $395,989
                                   =========      ========       ========      =======       ========


                               MOLEX INCORPORATED
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEAR ENDED JUNE 30, 1994, 1993 AND 1992
                                     ($000)


Allowances for losses    Balance at                                               Balance
and adjustments on       Beginning      Charged to     Accounts     Translation   at End
receivables:             of Period      Income         Written Off  Adjustments   of Period
- - ------------------       ---------      ----------     -----------  -----------   ---------
          1994             $8,789         $2,354       $( 2,344)     $    117       $8,916
                           ======         ======       =========     ========       ======

          1993             $8,634         $1,683       $( 1,182)     $(   346)      $8,789
                           ======         ======       =========     ========       ======


          1992             $6,882         $1,488       $(   336)     $    600       $8,634
                           ======         ======       =========     ========       ======


                               MOLEX INCORPORATED
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR THE YEAR ENDED JUNE 30, 1994, 1993 AND 1992
                                     ($000)





                                     1994           1993          1992
                                     ----           ----          ----

Maintenance and Repairs             $19,232        $18,483       $18,091
                                    =======        =======       =======


                          INDEPENDENT AUDITORS' REPORT


         To the Board of Directors and
         Shareholders of Molex Incorporated
         Lisle, Illinois

         We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated August 9, 1994; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the statements of changes in shares outstanding and the financial statement schedules of Molex Incorporated and its subsidiaries, listed in Item 14(a)2. These statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, which is based upon our audits and the report of other auditors in 1992 included herein, such statements of changes in shares outstanding and financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



         /s/ DELOITTE & TOUCHE LLP
         Chicago, Illinois
         August 9, 1994

                              S I G N A T U R E S

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   MOLEX INCORPORATED
                                   (Company)

                                   /s/ JOHN C. PSALTIS
    September 23, 1994         By: --------------------------------------
                                   John C. Psaltis
                                   Corporate Vice President, Treasurer
                                   and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ F. A. KREHBIEL
    September 23, 1994             --------------------------------------
                                   F. A. Krehbiel
                                   Chairman of the Board and Chief
                                   Executive Officer

                                   /s/ J. H. KREHBIEL, JR.
    September 23, 1994             --------------------------------------
                                   J. H. Krehbiel, Jr.
                                   President and Director

                                   /s/ JOHN C. PSALTIS
    September 23, 1994             --------------------------------------
                                   John C. Psaltis
                                   Corporate Vice President, Treasurer
                                   and Chief Financial Officer

                                   /s/ F. L. KREHBIEL
    September 23, 1994             --------------------------------------
                                   F. L. Krehbiel
                                   Director

                                   /s/ DR. ROBERT J. POTTER
    September 23, 1994             --------------------------------------
                                   Dr. Robert J. Potter
                                   Director

                                   /s/ E. D. JANNOTTA
    September 23, 1994             --------------------------------------
                                   E. D. Jannotta
                                   Director

                               MOLEX INCORPORATED
                                 EXHIBIT INDEX


     Exhibit                                                       Page
     Number            Exhibit                                  Reference(a)
    -----------        ------------------------------------     ---------
       3               3.1  Certificate of Incorporation
                       (incorporated by reference to 1990
                       Form 10-K, Exhibit 3.1)

       4               3.2  By-Laws (as amended)

                       Instruments defining rights of
                       security holders including
                       indentures.                               See Exhibit 3.1

      10               Material Contracts

                       10.1  The 1985 Molex Incorporated
                             Executive Stock Bonus Plan
                             (incorporated by reference to
                             Appendix A of the registrant's
                             Proxy Statement for 1985)

                       10.2  The 1981 Molex Incorporated
                             Incentive Stock Option Plan
                             (incorporated by reference to
                             Appendix A of the registrant's
                             Proxy Statement for 1982)

                       10.3  The Molex Deferred Compensation
                             Plan (incorporated by reference
                             to 1984 Form 10-K, Exhibit 10.6)

                       10.4  The 1990 Molex Incorporated
                             Executive Stock Bonus Plan
                             (incorporated by reference to
                             1991 Form 10-K, Exhibit 10.4)

                       10.5  The 1990 Molex Incorporated
                             Stock Option Plan (incorporated
                             by reference to 1991 Form 10-K,
                             Exhibit 10.5)

                       10.6  The 1991 Molex Incorporated
                             Incentive Stock Option Plan
                             (incorporated by reference to
                             Appendix A of the registrant's
                             Proxy Statement for 1991).


     Exhibit                                                       Page
     Number            Exhibit                                  Reference(a)
    -----------        ------------------------------------     ---------
       13              Molex Incorporated Annual Report to          __
                       Shareholders for the year ended
                       June 30, 1994.  (Such Report, except
                       to the extent incorporated herein by
                       reference, is being furnished for the
                       information of the Securities and
                       Exchange Commission only and is not
                       to be deemed filed as a part of this
                       annual report on Form 10-K)

       22              Subsidiaries of registrant                   __


       24              Independent Auditors' Consents               __


       27              Financial Data Schedule                      __


    (All other exhibits are either inapplicable or not required)

       (a) - Included only in the electronically filed copy of the report filed with the Securities Exchange Commission.