Form 10-Q
period 1994-09-30
MOLEX INC
filed 1994-11-15
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended      September 30, 1994
                                     -------------------------------

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

                  Yes       X                   No
                      -----------                 ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
    only to corporate registrants).   At September 30, 1994:

                  Common Stock            31,915,681   Shares

                  Class A Common Stock    31,636,975   Shares

                  Class B Common Stock        94,255   Shares










                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                 SEPTEMBER 30, 1994
                                       INDEX



                                                                          Page
                                                                          ----
                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --                  2
                 September 30, 1994 and June 30, 1994

                 Condensed Consolidated Statements of Income --            3
                 Three Months Ended September 30, 1994 and 1993

                 Condensed Consolidated Statements of Cash Flows --        4
                 Three Months Ended September 30, 1994 and 1993

                 Notes to Condensed Consolidated Financial Statements      5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             6




                            PART II - OTHER INFORMATION                    9

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                             Sept. 30,       June 30,
                                                                1994           1994
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                     $   21,554     $   19,309
   Short-term investments                                      222,943        209,617
   Accounts receivable - net                                   221,834        221,674
   Inventories                                                 120,740        113,266
   Other current assets                                         26,667         22,746
                                                             ---------      ---------
         Total current assets                                  613,738        586,612

PROPERTY, PLANT AND EQUIPMENT - NET                            451,250        440,995

OTHER ASSETS                                                    98,367        110,910
                                                             ---------      ---------
                                                            $1,163,355     $1,138,517
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $  92,715     $   96,659
   Accrued expenses                                             68,269         66,673
   Other current liabilities                                    37,631         42,062
                                                             ---------      ---------
         Total current liabilities                             198,615        205,394

DEFERRED ITEMS                                                  14,797         14,612
ACCRUED POSTRETIREMENT BENEFITS                                 27,226         26,363
LONG-TERM DEBT, less portion due currently                       7,373          7,350
MINORITY INTEREST                                                1,865          3,184

SHAREHOLDERS' EQUITY
   Common stock                                                  3,290          3,288
   Paid-in capital                                              57,060         56,464
   Retained earnings                                           756,265        729,547
   Treasury stock                                              (31,615)       (31,749)
   Deferred unearned compensation                               (6,470)        (7,223)
   Cumulative translation adjustments                          134,949        131,287
                                                             ---------      ---------
         Total shareholders' equity                            913,479        881,614
                                                             ---------      ---------
                                                            $1,163,355     $1,138,517
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

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                                  THREE MONTHS ENDED
                                                                -----------------------
                                                                Sept. 30,     Sept. 30,
                                                                  1994           1993
                                                                --------       --------
NET REVENUE                                                     $268,899       $233,244

COST OF SALES                                                    153,424        136,383
                                                                --------       --------
  Gross Profit                                                   115,475         96,861

OPERATING EXPENSES:
   Selling                                                        30,180         27,308
   Administrative                                                 38,504         32,846
                                                                --------       --------
     Total Operating Expenses                                     68,684         60,154

   Income from Operations                                         46,791         36,707

OTHER INCOME (EXPENSE):
   Foreign currency transaction loss                                 (54)          (772)
   Interest                                                        1,637          1,207
                                                                --------       --------
     Total Other Income                                            1,583            435

   Income before Income Taxes
      and Minority Interest                                       48,374         37,142

INCOME TAXES                                                      20,957         15,357
                                                                --------       --------
  Income before Minority Interest                                 27,417         21,785

MINORITY INTEREST                                                    (63)          (403)
                                                                --------       --------
NET INCOME                                                      $ 27,354       $ 21,382
                                                                ========       ========

EARNINGS PER COMMON SHARE                                       $   0.43       $   0.34
                                                                ========       ========

CASH DIVIDENDS PER COMMON SHARE                                 $ 0.0100       $ 0.0075
                                                                ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                              63,615         63,183
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              Sept. 30,      Sept. 30,
                                                                1994           1993
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, Beginning of Period          $228,926       $186,053
CASH AND SHORT-TERM INVESTMENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   27,354         21,382
    Add (Deduct) non-cash items included in net income:
      Depreciation and amortization                             24,127         22,577
      Minority  interest                                            63            403
      Amortization of deferred unearned compensation               753            666
      Loss (gain) on sale of property, plant and equipment          96            (56)
      Other charges to net income                                 (770)           212
    Current items:
      Accounts receivable                                        1,280         (1,583)
      Inventories                                               (6,852)        (5,614)
      Prepaid expenses                                          (3,935)        (6,475)
      Accounts payable                                          (4,379)         2,297
      Accrued expenses                                           1,741          4,786
      Income taxes                                              (4,433)       (12,248)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                   35,045         26,347
 Investments:
   Purchases of property, plant and equipment                  (32,204)       (28,205)
   Proceeds from sale of property, plant and equipment             458            647
   Decrease in other assets                                     12,142          8,143
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                      (19,604)       (19,415)

 Financing:
   Increase in long-term debt                                       23          1,297
   Decrease in long-term debt                                     (125)        (1,119)
   Cash dividends paid                                            (636)          (474)
   Disposition of treasury stock                                   183            298
   Exercise of stock options                                       239            239
                                                              --------       --------
            NET CASH (USED FOR) PROVIDED FROM FINANCING           (316)           241

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND SHORT-TERM INVESTMENTS                                  446          1,666
                                                              --------       --------
                                                                15,571          8,839
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, End of Period                $244,497       $194,892
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        -4-


                               MOLEX INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        (1)  Consolidated Financial Statements

        The condensed consolidated financial statements have been prepared from the Company's books without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1994 Annual Report to Shareholders and the 1994 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


        (2)  Earnings per Common Share

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended September 30, 1994 and 1993, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents as they do not have a material dilutive effect after applying the treasury stock method.


        (3) Short-Term Investments

        Short-term investments are available for sale and consist of a variety of highly-liquid investments with original maturities of three months or less. Short-term investments are carried at cost, which approximates market.


        (4)  Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:

                                          Sept. 30,        June 30,
                                            1994             1994
                                        -----------      -----------

        Raw materials                     $ 22,127         $ 20,940
        Work in process                     45,423           42,865
        Finished goods                      53,190           49,461
                                        -----------      -----------
                                          $120,740         $113,266
                                        ===========      ===========

                                      -5-







                                 MOLEX INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Consolidated net revenues reached an all-time high for the quarter ending September 30, 1994, increasing 15.3 and 0.6 percent over the same quarter of the prior fiscal year and the fourth quarter of fiscal year 1994, respectively. The generally lower value of the U.S. dollar compared to other currencies worldwide increased net revenues by $6.8 million for the quarter ending September 30, 1994 as compared to the same period in the prior fiscal year. Excluding the effects of currency fluctuation, growth in net revenues equaled 12.4 percent for the three months ending September 30, 1994.

         Molex continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions experienced U.S. dollar revenue growth in excess of 10 percent for the quarter. Net revenues in Europe increased 20.5 percent in local currencies and 27.0 percent in U.S. dollars. We are continuing to see increased demand for interconnection products in most of Europe, and we are pleased with the increased sales we are making to the European automotive and telecommunication markets. The significantly increased sales level in Europe, along with the streamlining of our warehouse operations, resulted in the net return on sales percent increasing approximately two times from prior year levels and nearly reaching our traditional goal of 10 percent net.

         U.S. Region net revenues for the quarter increased 10.5 percent from the prior year. Sales remain strong in this, the largest of the world's connector markets. We continue to see strong revenue growth in the home entertainment/appliance market and increased customer demand for our fiber optic products. Continued price erosion in the computer market was offset by improved manufacturing efficiencies, resulting in a slight improvement in net return on sales from the prior year.

         Net revenues in the Far East North increased 13.0 percent in U.S. dollars and 7.4 percent in local currencies as the value of the U.S. dollar continued to decline against the Japanese yen. The Japanese economy overall is showing some signs of improvement, but the domestic electronic market remains flat as Japanese companies continue to transfer some of their production out of Japan. In spite of this, our Japanese domestic sales improved slightly from last year, and demand for Molex Japan products remained strong outside the region.

         The Far East South net revenues for the quarter ending September 30, 1994 increased 17.2 percent in U.S. dollars and 15.1 percent in local currencies. Sales in this region remain strong due to continued growth in the personal computer and disk drive industries. The region is also gaining market share due to increased customer penetration at many of the multinational companies that have relocated manufacturing operations to the region.







         Net revenues in the Americas (Non-U.S.) Region grew 17.5 percent in U.S. dollars and 23.7 percent in local currencies from the prior year due to increased net revenues in Brazil and continued strong revenue growth in Mexico.

         For the quarter ending September 30, 1994, 72 percent of Molex's worldwide net revenues were generated from its international operations, compared to 71 percent for the same period during the prior fiscal year. International operations are subject to currency exchange rate fluctuations and government actions. Molex monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

         The gross profit percentage of 42.9 percent for the quarter ending September 30, 1994 increased from the 41.5 percent reported during the comparable period of the previous fiscal year. The Company was able to offset the effects of price erosion in some key product lines with improved manufacturing efficiencies, greater absorption of fixed costs due to the increased sales volume and favorable changes in product mix. For the three months ended September 30, 1994, depreciation and amortization expenses have increased at a lower rate than the increase in net revenues. Depreciation and amortization expenses currently represent 9.0 percent of sales compared to 9.7 percent of sales during the same period of the prior fiscal year.

         For the fiscal year ending June 30, 1995, we expect capital expenditures to increase to between $165 and $175 million. This increase in capital expenditures is a result of stronger sales and the required investment in plants, equipment and technology to meet our customers' needs.

         Operating expenses as a percent of net revenue for the quarter ending September 30, 1994 improved slightly from a year ago, reflecting the continued management focus on the control of expenses.

         Foreign currency transaction losses decreased 93.0 percent for the current fiscal quarter compared to the prior year quarter when the Company incurred high losses due to the severe devaluation of the Brazilian cruzeiro against the U.S. dollar.

         Interest income, net of interest expense, increased 35.6 percent for the quarter. The increase reflects the higher balance of cash and short-term investments during the period coupled with a slight increase in average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

         The effective tax rate for the quarter ending September 30, 1994 equaled 43.3 percent as compared to 41.3 percent reported for the same period in the prior fiscal year. This increase is primarily caused by increased pretax profitability in countries with higher effective tax rates coupled with the inability of the Company to utilize all of its foreign tax credits.

         Net income for the quarter was $27.4 million or 43 cents per share, a 27.9 percent increase compared with $21.4 million or 34 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 23.5 percent over the same quarter last fiscal year.

         During the first quarter of fiscal 1995, Molex adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that the carrying value of certain investments be adjusted to their fair value. Adoption of the statement did not have a material effect on the financial condition or consolidated results of operations of the Company.


         LIQUIDITY AND CAPITAL

         One of Molex's many financial strengths is its exceptionally strong balance sheet. Working capital at September 30, 1994 was $415.1 million, up from $381.2 million at June 30, 1994. Current assets increased by $27.1 million, primarily due to increases in short-term investments and inventory, and current liabilities decreased slightly.

         Management believes that the Company's current liquidity and financial flexibility are adequate to support its current growth.


         OUTLOOK

         The prospects for the remainder of fiscal 1995 look promising. Demand for interconnection products remains strong in the United States and Far East South and continues to accelerate in Europe. In Japan, we continue to see a modest improvement in our business, although the overall level of economic activity in Japan remains flat. Molex will continue to push into new markets and expand our product line through the introduction of new and innovative products. We expect this effort to produce worldwide sales in excess of $1 billion for the full fiscal year ending June 30, 1995.

         We continue to see the effects of Molex's ability to control costs and improve productivity. We will continue to review and challenge all activities in the Company with the goal of improving customer service and operating efficiencies. We believe these efforts will allow Molex to exceed its financial goal of generating 10 percent net return on sales for the full fiscal year ending June 30, 1995.

                          Part II - Other Information





        Items 1 - 4.   Not Applicable


        Item 5.        Other Information

                       On October 21, 1994, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend payable on November 28, 1994 to shareholders of record as of November 7, 1994. One quarter (1/4) share of Molex Common Stock (MOLX) will be paid for each share of Common Stock and Molex Class B Common Stock outstanding on the record date. In addition, one quarter (1/4) share of Molex Class A Common Stock (MOLXA) will be paid for each share of Class A Stock outstanding on the record date. This is the sixth stock dividend within the last 12 years.


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






    Date    November 11, 1994                    /s/ JOHN C. PSALTIS
           ------------------                    -----------------------
                                                 John C. Psaltis
                                                 Corporate Vice President,
                                                 Treasurer and Chief
                                                 Financial Officer




    Date    November 11, 1994                    /s/ LOUIS A. HECHT
           ------------------                    -----------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel