Form 10-Q
period 1994-12-31
MOLEX INC
filed 1995-02-10
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------- SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        December 31, 1994
                                 -------------------------------

                                   OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------- SECURITIES EXCHANGE ACT OF 1934
For the transition period from
                                ---------------------------------

                     Commission File Number 0-7491

                           MOLEX INCORPORATED
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                                   36-2369491
- --------------------------------                  ---------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

2222 Wellington Court, Lisle, Illinois                     60532
- -----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  708-969-4550
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

              Yes       X                   No
                  -----------                  ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
only to corporate registrants).   At December 31, 1994:

              Common Stock            39,974,334   Shares

              Class A Common Stock    39,545,862   Shares

              Class B Common Stock        94,255   Shares


                            MOLEX INCORPORATED
                                FORM 10-Q
                            DECEMBER 31, 1994
                                  INDEX



                                                                     Page
                                                                     ----
                      PART I - FINANCIAL INFORMATION

   Item 1.  Financial Information - Unaudited

            Condensed Consolidated Balance Sheets --                  2
            December 31, 1994 and June 30, 1994

            Condensed Consolidated Statements of Income --            3
            Three Months and Six Months Ended
            December 31, 1994 and 1993

            Condensed Consolidated Statements of Cash Flows --        4
            Six Months Ended December 31, 1994 and 1993

            Notes to Condensed Consolidated Financial Statements      5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7




                       PART II - OTHER INFORMATION                    11


                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                              Dec. 31,       June 30,
                                                                1994           1994
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                     $   23,174     $   19,309
   Short-term investments                                      225,493        209,617
   Accounts receivable - net                                   224,376        221,674
   Inventories                                                 124,469        113,266
   Other current assets                                         25,821         22,746
                                                             ---------      ---------
         Total current assets                                  623,333        586,612

PROPERTY, PLANT AND EQUIPMENT - NET                            467,412        440,995

OTHER ASSETS                                                   116,246        110,910
                                                             ---------      ---------
                                                            $1,206,991     $1,138,517
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $  97,048     $   96,659
   Accrued expenses                                             68,999         66,673
   Other current liabilities                                    50,243         42,062
                                                             ---------      ---------
         Total current liabilities                             216,290        205,394

DEFERRED ITEMS                                                  14,535         14,612
ACCRUED POSTRETIREMENT BENEFITS                                 28,122         26,363
LONG-TERM DEBT, less portion due currently                       7,350          7,350
MINORITY INTEREST                                                2,227          3,184

SHAREHOLDERS' EQUITY
   Common stock                                                  4,115          3,288
   Paid-in capital                                              66,222         56,464
   Retained earnings                                           783,384        729,547
   Treasury stock                                              (31,755)       (31,749)
   Deferred unearned compensation                              (14,492)        (7,223)
   Cumulative translation adjustments                          130,993        131,287
                                                             ---------      ---------
         Total shareholders' equity                            938,467        881,614
                                                             ---------      ---------
                                                            $1,206,991     $1,138,517
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      -----------------------     -----------------------
                                                       Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                                        1994           1993         1994           1993
                                                      --------       --------     --------       --------
NET REVENUE                                           $274,961       $224,896     $543,860       $458,140

COST OF SALES                                          158,495        130,700      311,919        267,083
                                                      --------       --------     --------       --------
  Gross Profit                                         116,466         94,196      231,941        191,057

OPERATING EXPENSES:
   Selling                                              31,486         26,471       61,666         53,779
   Administrative                                       38,997         32,312       77,501         65,158
                                                      --------       --------     --------       --------
     Total Operating Expenses                           70,483         58,783      139,167        118,937

   Income from Operations                               45,983         35,413       92,774         72,120

OTHER INCOME:
   Foreign currency transaction loss                      (279)          (599)        (333)        (1,371)
   Interest                                              2,157          1,103        3,794          2,310
                                                      --------       --------     --------       --------
     Total Other Income                                  1,878            504        3,461            939

   Income before Income Taxes
      and Minority Interest                             47,861         35,917       96,235         73,059

INCOME TAXES                                            19,884         14,256       40,841         29,613
                                                      --------       --------     --------       --------
  Income before Minority Interest                       27,977         21,661       55,394         43,446

MINORITY INTEREST                                          (67)          (256)        (130)          (659)
                                                      --------       --------     --------       --------
NET INCOME                                            $ 27,910       $ 21,405     $ 55,264       $ 42,787
                                                      ========       ========     ========       ========

EARNINGS PER COMMON SHARE                             $   0.35       $   0.27     $   0.69       $   0.54
                                                      ========       ========     ========       ========

CASH DIVIDENDS PER COMMON SHARE                       $ 0.0100       $ 0.0080     $ 0.0180       $ 0.0140
                                                      ========       ========     ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                    79,581         79,085       79,549         79,035
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                  SIX MONTHS ENDED
                                                              -----------------------
                                                               Dec. 31,       Dec. 31,
                                                                1994           1993
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, Beginning of Period          $228,926       $186,053
CASH AND SHORT-TERM INVESTMENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   55,264         42,787
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             49,337         43,774
      Minority  interest                                           130            659
      Amortization of deferred unearned compensation             1,507          1,333
      (Gain) loss on sale of property, plant and equipment        (319)           162
      Other credits to net income                               (1,325)           (72)
    Current items:
      Accounts receivable                                       (2,968)        11,504
      Inventories                                              (10,559)        (4,626)
      Prepaid expenses                                          (3,175)        (5,747)
      Accounts payable                                             486           (856)
      Accrued expenses                                           3,547         (4,118)
      Income taxes                                               8,291         (2,527)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  100,216         82,273
 Investments:
   Purchases of property, plant and equipment                  (74,749)       (57,532)
   Proceeds from sale of property, plant and equipment           1,069          2,164
   (Increase) decrease in other assets                          (6,328)        12,870
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                      (80,008)       (42,498)

 Financing:
   Increase in long-term debt                                        -          1,222
   Decrease in long-term debt                                     (185)        (1,139)
   Cash dividends paid                                          (1,387)          (948)
   Disposition of treasury stock                                   934            532
   Exercise of stock options                                       991          1,263
                                                              --------       --------
            NET CASH PROVIDED FROM FINANCING                       353            930

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND SHORT-TERM INVESTMENTS                                 (820)        (2,582)
                                                              --------       --------
                                                                19,741         38,123
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, End of Period                $248,667       $224,176
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


   (2)  Earnings per Common Share

   On October 21, 1994, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Molex Common Stock was distributed on November 28, 1994 to shareholders of record as of November 7, 1994 for each share of Common Stock and Molex Class B Common Stock outstanding. In addition, one quarter (1/4) share of Molex Class A Common Stock was distributed for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock dividend.

   Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended December 31, 1994 and 1993, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents, as they do not have a material dilutive effect after applying the treasury stock method.


   (3)  Short-Term Investments

   Short-term investments are available for sale and consist of a variety of highly-liquid investments with original maturities of three months or less. Short-term investments are carried at cost, which approximates market.









                                 -5-
   (3)  Inventories

   Inventories are valued at the lower of first-in, first-out cost or market.

   Inventories, in thousands of dollars, consisted of the following:


                                   December 31,        June 30,
                                       1994             1994
                                   -----------      -----------
   Raw materials                     $ 22,355         $ 20,940
   Work in process                     48,076           42,865
   Finished goods                      54,038           49,461
                                   -----------      -----------
                                     $124,469         $113,266
                                   ===========      ===========








































                                 -6-
                        MOLEX INCORPORATED

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues reached an all-time high for the quarter ended December 31, 1994, increasing 22.3 percent over net revenues for the corresponding quarter of the prior fiscal year. For the six months ended December 31, 1994, net revenues were $543.9 million, increasing 18.7 percent from the same period a year ago. The generally lower value of the US dollar compared to other currencies worldwide increased net revenues by $12.2 million for the quarter and $19.0 million for the six months ended December 31, 1994. Excluding the effects of currency fluctuation, growth in net revenues would have equaled 16.9 percent for the quarter and 14.6 percent for the six months ended December 31, 1994.

Molex continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions experienced U.S. dollar net revenue growth in excess of 15 percent for the quarter. Net revenues in Europe increased 32.1 percent in U.S. dollars and 22.9 percent in local currencies for the six months ending December 31, 1994. We are continuing to see increased demand for interconnection products in most of Europe, and are pleased with the increased sales we are making to the European automotive and telecommunication markets. For the first half of the fiscal year, the significantly increased sales levels in Europe, along with the continued streamlining of our warehouse operations, resulted in the net return on sales percent increasing from approximately 5 percent during fiscal 1994 to over 8 percent during the current fiscal year.

U.S. Region net revenues for the six month period increased 13.2 percent from the prior year. Sales continue strong in this, the largest of the world's connector markets. We continue to see strong revenue growth in the home entertainment/appliance market and increased customer sales to the automotive market. Fiber optic sales continue to experience robust growth.

For the six months ended December 31, 1994, net revenues in the Far East North increased 19.5 percent in U.S. dollars and 11.0 percent in local currencies as the value of the U.S. dollar has declined against the Japanese yen. The Japanese economy, overall, is showing some signs of improvement, but the domestic electronic market remains flat as Japanese companies continue to transfer some of their production out of Japan. In spite of this, our Japanese domestic sales showed a modest improvement from last year, and demand for Molex Japan products remains strong outside the region. The recent earthquake in Kobe, Japan has not materially disrupted any of our Japanese manufacturing operations.




                                -7-
Far East South net revenues for the six months ending December 31, 1994 increased 19.2 percent in U.S. dollars and 16.7 percent in local currencies. Sales in this region remain strong due to continued growth in the personal computer and disk drive industries. The region is also gaining market share due to increased customer penetration at many of the multinational companies that have relocated manufacturing operations to the region.

Net revenues in the Americas (Non-U.S.) Region grew 25.4 percent in U.S. dollars and 35.4 percent in local currencies from the prior year due to increased net revenues in Brazil and continued strong revenue growth in Mexico. The severe devaluation of the Mexican peso during December 1994 did not have a material effect on the consolidated results, as Molex's operations in Mexico primarily transact business in U.S. dollars.

For the six months ending December 31, 1994, 72 percent of Molex's worldwide net revenues were generated from its international operations, compared to 70 percent for the same period during the prior fiscal year. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

The gross profit percentage of 42.4 percent and 42.6 percent for the respective quarter and six months ending December 31, 1994 increased from the 41.9 percent and 41.7 percent reported during the comparable periods of the previous fiscal year. The Company was able to offset the effects of slightly higher material prices and price erosion in some key product lines with improved manufacturing efficiencies, greater absorption of fixed costs due to the increased sales volume and favorable changes in product mix. For the six months ending December 31, 1994, depreciation and amortization expenses have increased at a lower rate than the increase in net revenues. Depreciation and amortization expenses currently represent 9.1 percent of sales compared to 9.6 percent of sales during the same period of the prior fiscal year.

Operating expenses as a percent of net revenue for the six months ending December 31, 1994 improved slightly from the same period a year ago, reflecting the continued management focus on the control of expenses.

Foreign currency transaction losses decreased 53.4 percent for the quarter and 75.7 percent for the six months ending December 31, 1994 over the prior year's losses when the Company incurred high losses due to the devaluation of the Brazilian cruzeiro against the U.S. dollar.




                                -8-
Interest income, net of interest expense, increased 95.6 percent for the quarter and 64.2 percent for the six months ending December 31, 1994. The increase reflects the higher balance of cash and short-term investments during the period coupled with a slight increase in average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

The effective tax rate for the quarter ending December 31, 1994 equaled 41.5 percent as compared to 39.7 percent reported for the same period in the prior fiscal year. This increase is primarily caused by increased pretax profitability in countries with higher effective tax rates coupled with the inability of the Company to utilize all of its foreign tax credits. The effective tax rates for the comparable six month periods ending December 31, 1994 and 1993, of 42.4 percent and 40.5 percent also reflect this trend.

Net income for the quarter was $27.9 million or 35 cents per share, a 30.4 percent increase compared with $21.4 million or 27 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 23.9 percent over the same quarter last fiscal year.
For the six months ending December 31, 1994, net income was $55.3 million or 69 cents per share, a 29.2 percent increase compared to $42.8 million or 54 cents per share for the same period last fiscal year. Excluding the effects of currency fluctuations, net income for the six months increased 23.7 percent over the prior fiscal year.

During the first quarter of fiscal 1995 Molex adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that the carrying value of certain investments be adjusted to their fair value. Adoption of the statement did not have a material effect on the financial condition or consolidated results of operations of the Company.


LIQUIDITY AND CAPITAL

One of Molex's many financial strengths is its exceptionally strong balance sheet. Working capital at December 31, 1994 was $407.0 million, up from $381.2 million at June 30, 1994. Current assets increased by $36.7 million, primarily due to increases in short-term investments and inventory.

For the fiscal year ending June 30, 1995, we expect capital expenditures to increase to between $165 and $175 million from the $129.5 million expended during fiscal year 1994. This increase represents the required investment in plants, equipment and technology to support the increased sales levels and meet our customers' needs.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its current growth.

                                -9-
OUTOOK

The prospects for the remainder of fiscal 1995 continue to look promising. Demand for interconnection products remains strong in the United States, Europe and Far East South. In Japan, Molex's business levels continue to improve modestly, although we have yet to see evidence of a sustainable economic recovery in the electronics industry. Molex will continue to push into new markets and expand our product line through the introduction of new and innovative products. On January 13, 1995, Molex announced that it has entered into an agreement to acquire Mod-Tap W. Corp., a manufacturer of interconnection products and systems for data and voice communications. This acquisition is expected to better position Molex to expand into the rapidly growing local area network market. The closing of the transaction is expected to occur in February 1995.

We continue to see the effects of Molex's ability to control costs and improve productivity. We will continue to review and challenge all activities in the Company with the goal of improving customer service and operating efficiencies.




































                                   -10-
                     Part II - Other Information





Items 1 - 3.   Not Applicable


Item 4.        Submission of Matters to a Vote of Security
               Holders

               At the Annual Meeting of Stockholders held on October 21, 1994, the following directors were elected to hold office for the coming year:
               Frederick A. Krehbiel, J.H. Krehbiel, Jr., Fred
               L. Krehbiel, Lewis E. Platt, Robert J. Potter, Robert H. Hayes, Edjar D. Jannotta, Donald G. Lubin.

               The stockholders also approved the amendment and restatement of The 1991 Molex Incorporated Incentive Stock Option Plan. The amendment and restatement of the 1991 Molex Incorporated Incentive Stock Option Plan was adopted with 28,129,374 votes cast in favor of the amendment, 101,574 votes against and 222,509 votes withheld.


Item 5.        Other Information

               On January 13, 1995, Molex Incorporated
               announced that it has entered into an agreement to acquire Mod-Tap W. Corp., a Harvard, Massachusetts based privately owned manufacturer of interconnection products and systems for data and voice communications in a transaction in which shareholders of Mod-Tap W. Corp. would receive shares of Molex Class A non-voting common stock. The closing of the transaction is subject to the satisfaction or waiver of various conditions, but is currently expected to occur in February 1995. Annualized sales of Mod-Tap W. Corp. are expected to be in the range of $45 to $50 million for the fiscal year ending June 30, 1995.


Item 6.        Not Applicable







                             -11-
                      S I G N A T U R E S







Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              MOLEX INCORPORATED
                                              -------------------
                                                 (Registrant)






Date    February 10, 1995                    /s/ JOHN C. PSALTIS
       ------------------                    -----------------------
                                             John C. Psaltis
                                             Corporate Vice President,
                                             Treasurer and Chief
                                             Financial Officer




Date    February 10, 1995                    /s/ LOUIS A. HECHT
       ------------------                    -----------------------
                                             Louis A. Hecht
                                             Corporate Secretary and
                                             General Counsel