Form 10-Q
period 1995-03-31
MOLEX INC
filed 1995-05-12
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended        March 31, 1995
                                     -------------------------------

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

                  Yes       X                   No
                      -----------                  ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
    only to corporate registrants).   At March 31, 1995:

                  Common Stock            40,083,024   Shares

                  Class A Common Stock    40,533,379   Shares

                  Class B Common Stock        94,255   Shares










                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                   MARCH 31, 1995
                                       INDEX



                                                                          Page
                                                                          ----
                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --                  2
                 March 31, 1995 and June 30, 1994

                 Condensed Consolidated Statements of Income --            3
                 Three Months and Nine Months Ended
                 March 31, 1995 and 1994

                 Condensed Consolidated Statements of Cash Flows --        4
                 Nine Months Ended March 31, 1995 and 1994

                 Notes to Condensed Consolidated Financial Statements      5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7




                            PART II - OTHER INFORMATION                    11

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                              Mar. 31,       June 30,
                                                                1995           1994
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                     $   22,382     $   19,309
   Short-term investments                                      228,360        209,617
   Accounts receivable - net                                   253,289        221,674
   Inventories                                                 141,819        113,266
   Other current assets                                         27,214         22,746
                                                             ---------      ---------
         Total current assets                                  673,064        586,612

PROPERTY, PLANT AND EQUIPMENT - NET                            522,259        440,995

OTHER ASSETS                                                   159,276        110,910
                                                             ---------      ---------
                                                            $1,354,599     $1,138,517
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $ 113,534     $   96,659
   Accrued expenses                                             86,932         66,673
   Other current liabilities                                    47,155         42,062
                                                             ---------      ---------
         Total current liabilities                             247,621        205,394

DEFERRED ITEMS                                                  14,526         14,612
ACCRUED POSTRETIREMENT BENEFITS                                 30,861         26,363
LONG-TERM DEBT, less portion due currently                       8,914          7,350
MINORITY INTEREST                                                1,890          3,184

SHAREHOLDERS' EQUITY
   Common stock                                                  4,170          3,288
   Paid-in capital                                              97,841         56,464
   Retained earnings                                           814,371        729,547
   Treasury stock                                              (31,635)       (31,749)
   Deferred unearned compensation                              (13,531)        (7,223)
   Cumulative translation adjustments                          179,571        131,287
                                                             ---------      ---------
         Total shareholders' equity                          1,050,787        881,614
                                                             ---------      ---------
                                                            $1,354,599     $1,138,517
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      -----------------------     -----------------------
                                                       Mar. 31,      Mar. 31,      Mar. 31,      Mar. 31,
                                                        1995           1994         1995           1994
                                                      --------       --------     --------       --------
NET REVENUE                                           $305,755       $238,568     $849,615       $696,708

COST OF SALES                                          178,058        138,465      489,977        405,548
                                                      --------       --------     --------       --------
  Gross Profit                                         127,697        100,103      359,638        291,160

OPERATING EXPENSES:
   Selling                                              32,100         26,862       93,766         80,641
   Administrative                                       42,595         34,237      120,096         99,395
                                                      --------       --------     --------       --------
     Total Operating Expenses                           74,695         61,099      213,862        180,036

   Income from Operations                               53,002         39,004      145,776        111,124

OTHER INCOME:
   Foreign currency transaction loss                    (1,302)          (747)      (1,635)        (2,118)
   Interest                                              2,628          1,402        6,422          3,712
                                                      --------       --------     --------       --------
     Total Other Income                                  1,326            655        4,787          1,594

   Income before Income Taxes
      and Minority Interest                             54,328         39,659      150,563        112,718

INCOME TAXES                                            22,504         15,761       63,345         45,374
                                                      --------       --------     --------       --------
  Income before Minority Interest                       31,824         23,898       87,218         67,344

MINORITY INTEREST                                          (30)          (302)        (160)          (961)
                                                      --------       --------     --------       --------
NET INCOME                                            $ 31,794       $ 23,596     $ 87,058       $ 66,383
                                                      ========       ========     ========       ========

EARNINGS PER COMMON SHARE                             $   0.40       $   0.30     $   1.09       $   0.84
                                                      ========       ========     ========       ========

CASH DIVIDENDS PER COMMON SHARE                       $ 0.0100       $ 0.0080     $ 0.0280       $ 0.0220
                                                      ========       ========     ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                    80,172         79,252       79,791         79,106
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                               Mar. 31,       Mar. 31,
                                                                1995           1994
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, Beginning of Period          $228,926       $186,053
CASH AND SHORT-TERM INVESTMENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   87,058         66,383
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             75,822         65,870
      Minority  interest                                           160            961
      Amortization of deferred unearned compensation             2,468          2,049
      (Gain) loss on sale of property, plant and equipment        (327)           371
      Other (credits) charges to net income                       (147)           118
    Current items:
      Accounts receivable                                      (12,241)         2,146
      Inventories                                              (16,461)        (7,150)
      Prepaid expenses                                          (1,980)        (4,776)
      Accounts payable                                           5,198            404
      Accrued expenses                                          16,314          8,994
      Income taxes                                               3,350        (11,144)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  159,214        124,226
 Investments:
   Purchases of property, plant and equipment                 (123,548)       (92,208)
   Proceeds from sale of property, plant and equipment           1,259          2,436
   (Increase) decrease in other assets                         (10,170)        11,533
   Purchase of business, net of cash acquired                  (16,052)           (43)
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                     (148,511)       (78,282)

 Financing:
   Increase in long-term debt                                        -          1,164
   Decrease in long-term debt                                     (238)        (1,212)
   Cash dividends paid                                          (2,184)        (1,580)
   Disposition of treasury stock                                 1,277            871
   Exercise of stock options                                     1,973          2,084
                                                              --------       --------
            NET CASH PROVIDED FROM FINANCING                       828          1,327

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND SHORT-TERM INVESTMENTS                               10,285          3,725
                                                              --------       --------
                                                                21,816         50,996
                                                              --------       --------
CASH AND SHORT-TERM INVESTMENTS, End of Period                $250,742       $237,049
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


        (2)  Earnings per Common Share

        On October 21, 1994, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Molex Common Stock was distributed on November 28, 1994 to shareholders of record as of November 7, 1994 for each share of Common Stock and Molex Class B Common Stock outstanding. In addition, one quarter (1/4) share of Molex Class A Common Stock was distributed for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended March 31, 1995 and 1994, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents, as they do not have a material dilutive effect after applying the treasury stock method.


        (3)  Short-Term Investments

        Short-term investments are available for sale and consist of a variety of highly-liquid investments with original maturities of three months or less. Short-term investments are carried at cost, which approximates market.

        (4)  Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:


                                          March 31,         June 30,
                                            1995             1994
                                        -----------      -----------
        Raw materials                     $ 24,962         $ 20,940
        Work in process                     56,999           42,865
        Finished goods                      59,858           49,461
                                        -----------      -----------
                                          $141,819         $113,266
                                        ===========      ===========


        (5) Acquisitions and Investments and Supplemental Disclosure of Noncash Investing and Financing Activities

        On February 17, 1995, Molex acquired Mod-Tap W. Corp., a manufacturer of interconnection products and systems for data and voice communications, for 974,988 shares of Molex Class A Common Stock and $9.3 million in cash. The transaction has been accounted for as a purchase and accordingly, the purchase price in excess of the fair value of the net assets acquired has been classified as goodwill, and included in other assets in the accompanying condensed consolidated balance sheet and amortized over 20 years.

        Operating results have been included in the financial statements from the date of acquisition. Mod-Tap's financial position and operating results are not material to the Company. Accordingly, pro forma financial information, which assumes the acquisition had taken place as of the beginning of the fiscal year, has not been presented.

        Another acquisition accounted for as purchase transaction in fiscal 1995 totaled $6.7 million.

                                 MOLEX INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Consolidated net revenues reached an all-time high for the quarter ended March 31, 1995, increasing 28.2 percent over net revenues for the corresponding quarter of the prior fiscal year. For the nine months ended March 31, 1995, net revenues were $849.6 million, increasing 21.9 percent from the same period a year ago. The generally lower value of the US dollar compared to other currencies worldwide increased net revenues by $14.6 million for the quarter and $33.6 million for the nine months ended March 31, 1995. Excluding the effects of currency fluctuation, growth in net revenues would have equaled 22.0 percent for the quarter and 17.1 percent for the nine months ended March 31, 1995.

         Molex continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions gained market share as U.S. dollar net revenue growth was in excess of 15 percent for the nine months ending March 31, 1995. Net revenues in Europe increased 39.0 percent in U.S. dollars and 27.2 percent in local currencies for the nine months ending March 31, 1995. We are continuing to see increased demand for interconnection products in most of Europe, and are pleased with the increased sales we are making to the European automotive and telecommunication industries. For the first nine months of the fiscal year, the significantly increased sales levels in Europe, along with the continued streamlining of our warehouse operations, resulted in the net return on sales percent increasing from approximately 6 percent during fiscal 1994 to nearly 10 percent during the current fiscal year.

         U.S. Region net revenues for the nine month period increased 15.3 percent from the prior year. Sales continue strong in this, the largest of the world's connector markets. We continue to see strong revenue growth in the home entertainment/appliance market and increased customer sales to the automotive market. Fiber optic sales continue to experience robust growth.

         For the nine months ended March 31, 1995, net revenues in the Far East North increased 22.0 percent in U.S. dollars and 12.2 percent in local currencies as the value of the U.S. dollar continues to decline against the Japanese yen. The Japanese domestic electronic market is showing signs of improvement and demand for Molex Japan products remains strong outside the region.

         Far East South net revenues for the nine months ending March 31, 1995 increased 22.4 percent in U.S. dollars and 18.7 percent in local currencies. Sales in this region remain strong due to continued growth in the personal computer and hard disk drive industries. The region is also gaining market share due to increased customer penetration at many of the multinational companies that have relocated manufacturing operations to the region.

         Net revenues in the Americas (Non-U.S.) Region grew 20.4 percent in U.S. dollars and 42.4 percent in local currencies from the prior year due to increased net revenues in Brazil and continued strong revenue growth in Mexico. The severe devaluation of the Mexican peso during fiscal 1995 did not have a material effect on the consolidated results, as Molex's operations in Mexico primarily transact business in U.S. dollars.

         For the nine months ending March 31, 1995, 72 percent of Molex's worldwide net revenues were generated from its international operations, compared to 70 percent for the same period during the prior fiscal year. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

         The gross profit percentage of 42.3 percent for the nine months ending March 31, 1995 increased from the 41.8 percent reported during the comparable period of the previous fiscal year. The Company was able to offset the effects of slightly higher material prices and price erosion in some key product lines with improved manufacturing efficiencies, greater absorption of fixed costs due to the increased sales volume and favorable changes in product mix. For the nine months ending March 31, 1995, depreciation and amortization expenses have increased at a lower rate than the increase in net revenues. Depreciation and amortization expenses currently represent 8.9 percent of sales compared to 9.5 percent of sales during the same period of the prior fiscal year.

         Operating expenses as a percent of net revenue for the nine months ending March 31, 1995 improved slightly from the same period a year ago, reflecting the continued management focus on the control of expenses.

         Foreign currency transaction losses increased 74.3 percent for the quarter, but decreased 22.8 percent for the nine months ending March 31, 1995 over the prior year's losses when the Company incurred high losses due to the devaluation of the Brazilian cruzeiro against the U.S. dollar. The increase in the foreign currency transaction loss for the quarter ended March 31, 1995 is primarily due to the stronger Japanese yen.

         Interest income, net of interest expense, increased 87.4 percent for the quarter and 73.0 percent for the nine months ending March 31, 1995. The increase reflects the higher balance of cash and short-term investments during the period coupled with a slight increase in average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

         The effective tax rate for the quarter ending March 31, 1995 equaled 41.4 percent as compared to 39.7 percent reported for the same period in the prior fiscal year. This increase is primarily caused by increased pretax profitability in countries with higher effective tax rates coupled with the inability of the Company to utilize all of its foreign tax credits. The effective tax rates for the comparable nine month periods ending March 31, 1995 and 1994, of 42.1 percent and 40.3 percent also reflect this trend.

         Net income for the quarter was $31.8 million or 40 cents per share, a 34.7 percent increase compared with $23.6 million or 30 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 26.3 percent over the same quarter last fiscal year. For the nine months ending March 31, 1995, net income was $87.1 million or $1.09 per share, a 31.1 percent increase compared to $66.4 million or 84 cents per share for the same period last fiscal year. Excluding the effects of currency fluctuations, net income for the nine months increased 24.6 percent over the prior fiscal year.

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


         LIQUIDITY AND CAPITAL

         One of Molex's many financial strengths is its exceptionally strong balance sheet. Working capital at March 31, 1995 was $425.4 million, up from $381.2 million at June 30, 1994. Current assets increased by $86.5 million, primarily due to increases in short-term investments, net accounts receivable and inventory.

         On October 21, 1994, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Molex Common Stock was distributed on November 28, 1994 to shareholders of record as of November 7, 1994 for each share of Common Stock and Molex Class B Common Stock outstanding. In addition, one quarter (1/4) share of Molex Class A Common Stock was distributed for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.
                                         -9-








         For the fiscal year ending June 30, 1995, we expect capital expenditures to increase to between $180 and $190 million from the $129.5 million expended during fiscal year 1994. This increase represents the required investment in plants, equipment and technology to support the increased sales levels and meet our customers' needs.

         Management believes that the Company's current liquidity and financial flexibility are adequate to support its current growth.

         OUTLOOK

         The prospects for the remainder of fiscal 1995 continue to look promising. Demand for interconnection products remains strong in the United States, Europe and Far East South. In Japan, Molex's business levels continue to improve modestly. Molex will continue to push into new markets and expand our product line through the introduction of new and innovative products. On February 17, 1995, Molex completed the transaction to acquire Mod-Tap W. Corp., a manufacturer of interconnection products and systems for data and voice communications. This acquisition is expected to better position Molex to expand into the rapidly growing local area network market.

         We continue to see the effects of Molex's ability to control costs and improve productivity. We will continue to review and challenge all activities in the Company with the goal of improving customer service and operating efficiencies.





























                                        -10-








                          Part II - Other Information





        Items 1 - 4.   Not Applicable


        Item 5.        Other Information

                       On February 17, 1995, Molex Incorporated completed the transaction to acquire Mod-Tap W. Corp., a Harvard, Massachusetts based privately owned manufacturer of interconnection products and systems for data and voice communications in a transaction in which shareholders of Mod-Tap W. Corp. received shares of Molex Class A non-voting Common Stock.


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






    Date    May 12, 1995                         /s/ JOHN C. PSALTIS
           ------------------                    -----------------------
                                                 John C. Psaltis
                                                 Corporate Vice President,
                                                 Treasurer and Chief
                                                 Financial Officer




    Date    May 12, 1995                         /s/ LOUIS A. HECHT
           ------------------                    -----------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel