Form 10-K
period 1995-06-30
MOLEX INC
filed 1995-09-25
CIK 67472

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 1995   Commission File number 0-7491

                              MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             36-2369491
- -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

2222 Wellington Court, Lisle, Illinois                         60532
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (708) 969-4550
                                                          ----------------

Securities registered pursuant to Section 12 (b) of the Act:  None
                                                             ------

Securities registered pursuant to Section 12 (g) of the Act:

     Common Stock, par value $0.05


     Class A Common Stock, par value, $0.05

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X    No
                                                      -----     -----

On August 25, 1995, the following numbers of shares of the Company's common stock were outstanding and as restated for the August 1995 dividend:

             Common Stock                      50,230,119
             Class A Common Stock              50,639,983
             Class B Common Stock                  94,255

The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $952.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1995, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 20, 1995 are incorporated by reference into Part III of this report.

Index to Exhibits listed on Pages 21 through 22.

                              TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
Part I
          Item 1.     Business                                                                     3
          Item 2.     Properties                                                                   8
          Item 3.     Legal Proceedings                                                            9
          Item 4.     Submission of Matters to a Vote of Security Holders                          9
                      Executive Officers of the Registrant                                        10

Part II

          Item 5.     Market for the Registrant's Common Equity and                               12
                      Related Stockholder Matters
          Item 6.     Selected Financial Data                                                     12
          Item 7.     Management's Discussion and Analysis of Financial                           13
                      Condition and Results of Operations
          Item 8.     Financial Statements and Supplementary Data                                 13
          Item 9.     Changes in and Disagreements with Accountants on                            13
                      Accounting and Financial Disclosure

Part III

          Item 10.    Directors and Executive Officers of the Registrant                          14
          Item 11.    Executive Compensation                                                      14
          Item 12.    Security Ownership of Certain Beneficial Owners and                         14
                      and Management.
          Item 13.    Certain Relationships and Related Transactions                              14

Part IV

          Item 14.    Exhibits, Financial Statement Schedules, and Reports                        15
                      on Form 8-K

Statements of Changes in Shares Outstanding                                                       17
Schedule II                                                                                       18
Independent Auditor's Report on Schedule                                                          19
Signature Page                                                                                    20

Index to Exhibits                                                                                 21

                                     PART I



ITEM 1 - BUSINESS


                      GENERAL DEVELOPMENT OF THE BUSINESS

     Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.

     During fiscal 1995, Molex purchased the remaining shares of Molex Fiber Optics Inc. and Molex Eastern Europe, S.A., and increased its holdings in Molex (India) Ltd. and DeCoupage Moulage De Savoie S.A. In addition, $9.3 million in cash, along with 1.2 million shares of Class A Common Stock, was used to purchase Mod-Tap W. Corp. During fiscal 1994, Molex purchased the remaining shares outstanding of Molex Nanco Ltd. and acquired an additional 20 percent interest of Dongguan Molex South-China Connector Co. Ltd.

                      GENERAL DESCRIPTION OF THE BUSINESS

     Molex is a leading manufacturer of electronic, electrical and fiber optic interconnection products and systems; switches; and application tooling. Molex operates 44 plants in 21 countries and employs 9,500 people worldwide. Molex serves original equipment manufacturers in industries that include computer, computer peripheral, business equipment, home entertainment and home appliance, automotive, telecommunications, local area network and residential construction. Molex offers more than 50,000 products to customers primarily through a network of direct sales representatives and authorized distributors. Products manufactured and sold outside the U.S. generated more than 70% of Molex sales in fiscal 1995. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated at $22.4 billion* in sales for fiscal year 1995. With 5.3% of that market, Molex is the second-largest connector manufacturer in the world.

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

                                                   Percentage of
                                                    Fiscal 1995
                Market                             Net Revenue                        Products
                ------                             --- -------                        --------
     Computer/business equipment/                   48%                     Computers, peripheral
     telecommunications                                                     equipment, calculators,
                                                                            copiers, pagers and
                                                                            dictation equipment

     Home entertainment and home                    32%                     Televisions, stereo high
     appliance                                                              fidelity systems,
                                                                            compact disc players,
                                                                            video tape recorders,
                                                                            camcorders and
                                                                            electronic games,
                                                                            microwave ovens,
                                                                            refrigerators, freezers,
                                                                            dishwashers, disposals
                                                                            and air conditioners

     Automotive                                     12%                     Automobiles, trucks,
                                                                            recreational vehicles
                                                                            and farm equipment.

     Other                                           8%                     Electronic medical
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

     The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including Apple, AT&T, Canon, Compaq, Ford, General Motors, Hewlett Packard, IBM, JVC, Matsushita, Motorola, Philips, Sony, Thomson and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 1995, 1994 or 1993. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers towards the use of fewer vendors.

     In the United States and Canada, the Company sells its products primarily through direct sales engineers and industrial distributors. Internationally, Molex sells primarily through its own sales organizations in Japan, Hong Kong, Singapore, Taiwan, South Korea, Malaysia, Thailand, China, Australia, England, Italy, Ireland, France, Spain, Germany, the Netherlands, Switzerland, Poland, Sweden, Norway, Denmark, South Africa, India, Canada, Mexico and Brazil.

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

     Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 44 manufacturing facilities in 21 countries on six continents. This year, the Molex factory in Little Rock, Arkansas became the first U.S. plant to receive the ISO 9000 credential, joining all of the Molex facilities in the Far East North and Far East South Regions and all but one plant in the European Region.

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


                               PATENTS/TRADEMARKS

     As of June 30, 1995, the Company owned 533 United States patents and had 133 patent applications on file with the United States Patent Office. The Company also has 675 corresponding patents issued and 2,143 applied for in other countries as of June 30, 1995. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.


                                    BACKLOG

     The backlog of unfilled orders at June 30, 1995 was approximately $245.7 million; this compares to $175.8 million at June 30, 1994. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                            RESEARCH AND DEVELOPMENT

     Molex incurred total research and development costs of $78.1 million in 1995, $64.8 million in 1994, and $56.2 million in 1993. The Company incurred costs relating to obtaining patents of $4.9 million in 1995, $3.3 million in 1994, and $2.8 million in 1993 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.

     The Company had approximately 630 full-time employees in 1995 (606 in 1994 and 558 in 1993), engaged in research, development and engineering functions.

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


                                   EMPLOYEES

     As of June 30, 1995, the Company employed 9,500 persons worldwide. The Company believes its relations with its employees are favorable.


                            INTERNATIONAL OPERATIONS

     The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 1995 was approximately 70% of consolidated net revenue.

     The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 10 on page 42 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2 - PROPERTIES

     Molex owns and leases manufacturing, warehousing and office space in over 99 locations around the world. The total square footage of these facilities is presented below:


             Owned                     Leased                   Total
             -----                     ------                   -----
           2,629,000                   661,000                3,290,000

     The leases are of varying terms with expirations ranging from fiscal 1996 through fiscal 2017. The leases in aggregate are not considered material to the financial position of the Company.

     The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

     A listing of principal manufacturing facilities is presented below:

     AUSTRALIA                             INDIA                   PUERTO RICO
      Melton, Victoria                      Bangalore                 Ponce (2)

     BRAZIL                                IRELAND                 REPUBLIC OF KOREA
      Manaus                                Millstreet Town         Ansan City (2)
      Sao Paulo                             Shannon
                                                                   SINGAPORE
     CANADA                                ITALY                    Jurong Town
      Scarborough, Ontario                  Padova
                                                                   SOUTH AFRICA
     CHINA (P.R.C.)                                                 Bergvlei (Johannesburg)
      Shilong Town                         JAPAN
                                            Kagoshima              TAIWAN
     ENGLAND                                Okayama                  Taipei
      Bordon                                Shioya
      Southampton                           Shizuoka               THAILAND
                                            Yamato City              Bangkok
     FRANCE
      Chateau Gontier                      MALAYSIA                UNITED STATES
                                            Prai, Penang             Huntsville, Alabama
     GERMANY                                                         Maumelle, Arkansas
      Biberach                             MEXICO                    Orange, California
      Ettlingen                             Guadalajara              Pinellas Park, Florida
                                            Magdalena                St. Petersburg, Florida
                                            Nogales                  Downers Grove, Illinois
                                                                     Lisle, Illinois
                                           POLAND                    Naperville, Illinois
                                            Starogard                Lincoln, Nebraska (3)
                                                                     Manchester, New Hampshire

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

                                                                                                    Year
                                                                                                  Employed
                                        Positions Held with Registrant                               by
      Name                              During the Last Five Years                   Age          Registrant
- ---------------------------             -------------------------------            -------        ----------
Frederick A. Krehbiel(a)               Chairman (1993-); Chief                       54          1965(b)
                                       Executive Officer (1988-);
                                       Vice Chairman (1988-1993).

John H. Krehbiel, Jr.(a)               President (1975-).                            58          1959(b)

J. Joseph King                         Group Vice President-                         51          1975
                                       International Operations (1988-).

Raymond C. Wieser                      Corporate Vice President and                  57          1965(b)
                                       President of the Commercial
                                       Division-U.S. Operations (1994-);
                                       Group Vice President-
                                       U.S. Operations (1989-1994).

John C. Psaltis                        Chief Financial Officer (1994-),              55          1973
                                       Corporate Vice President (1982-),
                                       and Treasurer (1979-)


Ronald L. Schubel                      Corporate Vice President (1982-)              52          1981
                                       and President of Far East South
                                       Operations (1994-); President of
                                       the Commercial Division-U.S.
                                       Operations (1982-1994)


                                                                                                 Year
                                                                                               Employed
                                       Positions Held with Registrant                             by
             Name                      During the Last Five Years              Age             Registrant
- -------------------------------        -------------------------------       -------         --------------
Werner W. Fichtner                     Corporate Vice President                 52              1981
                                       (1987-) and President of
                                       European Operations (1981-).

Goro Tokuyama                          Corporate Vice President                 61              1985
                                       (1990-), President of Far East
                                       North Operations (1988-) and
                                       President of Molex Japan Co.,
                                       Ltd. (1985-).

Martin P. Slark                        Corporate Vice President                 40              1976
                                       (1990-) and President of
                                       United States Operations
                                       (1994-); President of Far
                                       East South Operations (1988-
                                       1994).

James E. Fleischhacker                 Corporate Vice President                 51              1984
                                       (1994-) and President of
                                       the DataComm Division-U.S.
                                       Operations (1989-).

Kathi M. Regas                         Corporate Vice President                 39              1985
                                       (1994-) and Director, Human
                                       Resources-U.S. Operations
                                       (1989-1994).

Louis A. Hecht                         Corporate Secretary (1977-)              51              1974
                                       and General Counsel (1975-).
_________________________________________________________________________________________________


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

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


  (a) Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange.
   &     The information set forth under the captions

  (b) "Financial Highlights" and "Fiscal 1995, 1994, and 1993 by Quarter (Unaudited)" on page 2 and page 43, respectively, of the 1995 Annual Report to Shareholders is incorporated herein by reference.

  (c) The following table presents quarterly dividends per common share for the last two fiscal years. The fiscal 1995 and fiscal 1994 dividends per share have been restated for the August, 1995 25% stock dividend and November, 1994 25% stock dividend.

                                                                                      Class A
                                       Common Stock                                 Common Stock


                          Fiscal 1995           Fiscal 1994             Fiscal 1995            Fiscal 1994
                        ----------------      ---------------         ---------------        ---------------
Quarter Ended -

  September 30,           0.0064                  0.0048                  0.0064                 0.0048
  December 31,            0.0080                  0.0064                  0.0080                 0.0064
  March 31,               0.0080                  0.0064                  0.0080                 0.0064
  June 30,                0.0080                  0.0064                  0.0080                 0.0064
                          ------                  ------                  ------                 ------
              Total       0.0304                  0.0240                  0.0304                 0.0240
                          ======                  ======                  ======                 ======



     Cash dividends on Common Shares have been paid every year since 1977.

     A description of the Company's Common Stock appears in footnote 2 on pages 37 and 38 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years ended June 30, 1995) on page 26 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 27 through 31 of the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company set forth on pages 32 through 42 of the 1995 Annual Report to Shareholders and the independent auditors' report set forth on page 25 of the 1995 Annual Report to Shareholders are incorporated herein by reference:

           Independent Auditors' Report

           Consolidated Balance Sheets - June 30, 1995 and 1994

           Consolidated Statements of Income for the years ended June 30, 1995, 1994 and 1993

           Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements


     The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 1995, 1994, and 1993 by Quarter (Unaudited)" on page 43 of the 1995 Annual Report to Shareholders, is incorporated herein by reference.

     The statement of changes in shares outstanding appears on Page 17 of this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 20, 1995 (The "Company's 1995 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.


ITEM 11 - EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's 1995 Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1995 Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the captions "Election of Directors", "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1995 Proxy Statement is herein incorporated by reference.

                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1. Financial Statements

        The following consolidated financial statements contained in the Company's 1995 Annual Report to Shareholders have been incorporated by reference in Item 8.

                                                                                           Page(s) in
                                                                                          Annual Report
                         Item                                                            to Shareholders
        ------------------------------------------------                                 ---------------
        Independent Auditors' Report                                                            25

        Consolidated Balance Sheets - June 30, 1995
         and 1994                                                                              32-33

        Consolidated Statements of Income - for
         the years ended June 30, 1995, 1994 and 1993                                           34

        Consolidated Statements of Shareholders' Equity -
         for the years ended June 30, 1995, 1994 and 1993                                       35

        Consolidated Statements of Cash Flows - for the
         years ended June 30, 1995, 1994 and 1993                                               36

        Notes to Consolidated Financial Statements                                             37-42

        Fiscal 1995, 1994 and 1993 by Quarter (Unaudited)                                       43


(a)  2. Financial Statement Schedules

                                                                                           Page in the
                                                                                            Form 10-K
                                                                                            ---------
        Schedule II - Valuation and Qualifying Accounts                                         18

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


(b)  Reports on Form 8-K

      Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1995.

                              Molex Incorporated
                  Statements of Changes in Shares Outstanding
               For the Year Ended June 30, 1995, 1994, and 1993


                                                        Class A         Class B
                                         Common         Common          Common      Treasury
                                          Stock          Stock           Stock       Stock
                                        ---------     ------------    -----------   ---------
Shares outstanding at
    June 30, 1992                       25,947,412      26,001,199      94,255     1,749,066

Exercise of stock options                  172,136          93,187

Purchase of treasury stock                                                            22,695

Disposition of treasury stock                                                        (36,392)

Stock split effected in
    the form of a dividend               6,517,738       6,505,199                   436,839
                                        ----------      ----------      ------     ---------
Shares outstanding at
    June 30, 1993                       32,637,286      32,599,585      94,255     2,172,208

Exercise of stock options                  281,551         155,704

Purchase of treasury stock                                                            30,849

Disposition of treasury stock                                                        (32,770)
                                        ----------      ----------      ------     ----------

Shares outstanding at
    June 30, 1994                       32,918,837      32,755,289      94,255     2,170,287

Exercise of stock options                  310,593          24,528

Purchase of treasury stock                                                           125,452

Disposition of treasury stock                                                        (47,247)

Purchase of business                                       974,998

Stock splits effected in
    the form of dividends               18,666,350      18,677,884                 1,236,233
                                        ----------      ----------      ------     ---------

Shares outstanding at
    June 30, 1995                       51,895,780      52,432,699      94,255     3,484,725
                                        ==========      ==========      ======     =========


                               Molex Incorporated
                Schedule II - Valuation and Qualifying Accounts
                For the Year Ended June 30, 1995, 1994, and 1993






Allowance for Losses       Balance at                                                  Balance
and Adjustments on         Beginning       Charged to     Accounts      Translation     at End
  Receivables:             of Period        Income      Written Off     Adjustments   of Period
- --------------------      -----------      ----------   -----------     -----------   ----------
      1995                 $8,916           $3,332        ($828)          $514          $11,934
                           ======           ======        ======          ====          =======


      1994                 $8,789           $2,354      ($2,344)          $117           $8,916
                           ======           ======      ========          ====           ======



      1993                 $8,634           $1,683      ($1,182)         ($346)          $8,789
                           ======           ======      ========         ======          ======

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 3, 1995; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the statements of changes in shares outstanding and the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14(a)2. These statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such statements of changes in shares outstanding and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 3, 1995

                              S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           MOLEX INCORPORATED
                                           -----------------------------------
                                           (Company)

                                           /s/ JOHN C. PSALTIS
                                           -----------------------------------
September 22, 1995                    By:  John C. Psaltis
                                           Corporate Vice President, Treasurer
                                           and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 22, 1995                         /s/ F. A. KREHBIEL
                                           -----------------------------------
                                           F. A. Krehbiel
                                           Chairman of the Board and
                                           Chief Executive Officer

September 22, 1995                         /s/ J. H. KREHBIEL, JR.
                                           -----------------------------------
                                           J. H. Krehbiel, Jr.
                                           President and Director

September 22, 1995                         /s/ JOHN C. PSALTIS
                                           -----------------------------------
                                           John C. Psaltis
                                           Corporate Vice President, Treasurer
                                           and Chief Financial Officer

September 22, 1995                         /s/ F. L. KREHBIEL
                                           -----------------------------------
                                           F. L. Krehbiel
                                           Director

September 22, 1995                         /s/ DR. ROBERT J. POTTER
                                           -----------------------------------
                                           Dr. Robert J. Potter
                                           Director

September 22, 1995                         /s/ E. D. JANNOTTA
                                           -----------------------------------
                                           E. D. Jannotta
                                           Director

                               MOLEX INCORPORATED
                                 EXHIBIT INDEX

Exhibit
Number             Exhibit
- ------             --------------------------------------------

  3                3.1  Certificate of Incorporation
                   (incorporated by reference to 1990
                   Form 10-K, Exhibit 3.1)

                   3.2  By-Laws (as restated)

  4                Instruments defining rights of
                   security holders including
                   indentures.                                              See Exhibit 3.1

 10                Material Contracts

                   10.1    The 1985 Molex Incorporated
                           Executive Stock Bonus Plan
                           (incorporated by reference to
                           Appendix A of the registrant's
                           Proxy Statement for 1985)

                   10.2    The 1981 Molex Incorporated
                           Incentive Stock Option Plan
                           (incorporated by reference to
                           Appendix A of the registrant's
                           Proxy Statement for 1982)

                   10.3    The Molex Deferred Compensation
                           Plan (incorporated by reference
                           to 1984 Form 10-K, Exhibit 10.6)

                   10.4    The 1990 Molex Incorporated
                           Executive Stock Bonus Plan
                           (incorporated by reference to
                           1991 From 10-K, Exhibit 10.4)

                   10.5    The 1990 Molex Incorporated
                           Stock Option Plan (incorporated
                           by reference to 1991 Form 10-K,
                           Exhibit 10.5)

                   10.6    The 1991 Molex Incorporated
                           Incentive Stock Option Plan
                           (incorporated by reference to
                           Appendix A of the registrant's
                           Proxy Statement for 1991).

Exhibit
Number             Exhibit
- ------             -----------------------------------------

  13               Molex Incorporated Annual report to
                   Shareholders for the year ended
                   June 30, 1995.  (Such Report, except
                   to the extent incorporated herein by
                   reference, is being furnished for the
                   information of the Securities and
                   Exchange Commission only and is not
                   to be deemed filed as a part of this
                   annual report on Form 10-K)

  22               Subsidiaries of registrant

  24               Independent Auditors' Consent

  27               Financial Data Schedule

(All other exhibits are either inapplicable or not required)