Form 10-Q
period 1995-09-30
MOLEX INC
filed 1995-11-14
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended        September 30, 1995
                                     -------------------------------

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

                  Yes       X                   No
                      -----------                  ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
    only to corporate registrants).   At September 30, 1995:

                  Common Stock            49,993,172   Shares

                  Class A Common Stock    50,649,337   Shares

                  Class B Common Stock        94,255   Shares










                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                 SEPTEMBER 30, 1995
                                       INDEX



                                                                          Page
                                                                          ----
                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --                  2
                 September 30, 1995 and June 30, 1995

                 Condensed Consolidated Statements of Income --            3
                 Three Months Ended September 30, 1995 and 1994

                 Condensed Consolidated Statements of Cash Flows --        4
                 Three Months Ended September 30, 1995 and 1994

                 Notes to Condensed Consolidated Financial Statements      5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7




                            PART II - OTHER INFORMATION                    10

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                             Sept. 30,       June 30,
                                                                1995           1995
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                     $  194,712     $  253,552
   Short-term investments                                       57,818         59,563
   Accounts receivable - net                                   269,371        282,814
   Inventories                                                 153,897        150,836
   Other current assets                                         26,973         26,271
                                                             ---------      ---------
         Total current assets                                  702,771        773,036

PROPERTY, PLANT AND EQUIPMENT - NET                            552,992        567,303

OTHER ASSETS                                                   108,852        100,681
                                                             ---------      ---------
                                                            $1,364,615     $1,441,020
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $ 114,682     $  128,146
   Accrued expenses                                             82,598         85,748
   Other current liabilities                                    49,602         64,152
                                                             ---------      ---------
         Total current liabilities                             246,882        278,046

DEFERRED ITEMS                                                  13,085         13,310
ACCRUED POSTRETIREMENT BENEFITS                                 30,170         32,170
LONG-TERM DEBT, less portion due currently                       8,349          8,122
MINORITY INTEREST                                                2,343          2,104

SHAREHOLDERS' EQUITY
   Common stock                                                  5,225          4,177
   Paid-in capital                                             101,620        101,534
   Retained earnings                                           884,684        850,533
   Treasury stock                                              (46,987)       (35,749)
   Deferred unearned compensation                              (12,697)       (13,771)
   Cumulative translation adjustments                          131,941        200,544
                                                             ---------      ---------
         Total shareholders' equity                          1,063,786      1,107,268
                                                             ---------      ---------
                                                            $1,364,615     $1,441,020
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

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                                                    THREE MONTHS ENDED
                                                                                  -----------------------
                                                                                  Sept. 30,      Sept. 30,
                                                                                    1995           1994
                                                                                  --------       --------
NET REVENUE                                                                       $338,176       $268,899

COST OF SALES                                                                      201,298        153,424
                                                                                  --------       --------
  Gross Profit                                                                     136,878        115,475

OPERATING EXPENSES:
   Selling                                                                          35,874         30,180
   Administrative                                                                   47,763         38,504
                                                                                  --------       --------
     Total Operating Expenses                                                       83,637         68,684

   Income from Operations                                                           53,241         46,791

OTHER INCOME:
   Foreign currency transaction gain (loss)                                            707            (54)
   Interest                                                                          3,122          1,637
                                                                                  --------       --------
     Total Other Income                                                              3,829          1,583

   Income before Income Taxes
      and Minority Interest                                                         57,070         48,374

INCOME TAXES                                                                        21,856         20,957
                                                                                  --------       --------
  Income before Minority Interest                                                   35,214         27,417

MINORITY INTEREST                                                                      (57)           (63)
                                                                                  --------       --------
NET INCOME                                                                        $ 35,157       $ 27,354
                                                                                  ========       ========

EARNINGS PER COMMON SHARE                                                         $    .35       $   0.28
                                                                                  ========       ========

CASH DIVIDENDS PER COMMON SHARE                                                   $ 0.0150       $ 0.0064
                                                                                  ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                                               100,743         99,398
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              Sept. 30,      Sept. 30,
                                                                1995           1994
                                                              --------       --------
CASH AND CASH EQUIVALENTS, Beginning of Period                $253,552       $220,681
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   35,157         27,354
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             29,034         24,127
      Minority  interest                                            57             63
      Amortization of deferred unearned compensation             1,074            753
      Loss on sale of property, plant and equipment                237             96
      Other credits to net income                                  (11)          (770)
    Current items:
      Accounts receivable                                       (4,374)         1,280
      Inventories                                              (13,172)        (6,852)
      Prepaid expenses                                          (5,668)        (3,935)
      Accounts payable                                          (1,979)        (4,379)
      Accrued expenses                                              18          1,741
      Income taxes                                             (10,444)        (4,433)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                   29,929         35,045
 Investments:
   Purchases of property, plant and equipment                  (54,227)       (32,204)
   Proceeds from sale of property, plant and equipment           1,323            458
   Increase in other assets                                    (10,176)        (8,768)
   Decrease in short-term investments                            1,605          1,040
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                      (61,475)       (39,474)

 Financing:
   Increase in long-term debt                                      227             23
   Decrease in long-term debt                                      (58)          (125)
   Cash dividends paid                                            (808)          (636)
   Purchase of treasury stock                                  (11,103)            -
   Disposition of treasury stock                                   818            183
   Exercise of stock options                                       181            239
                                                              --------       --------
            NET CASH USED FOR FINANCING                        (10,743)          (316)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                    (16,551)           446
                                                              --------       --------
                                                               (58,840)        (4,299)
                                                              --------       --------
CASH AND CASH EQUIVALENTS, End of Period                      $194,712       $216,382
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        -4-



                               MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        (1)  Consolidated Financial Statements

        The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1995 Annual Report to Shareholders and the 1995 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


        (2)  Earnings per Common Share

        On October 21, 1994, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Common Stock was paid on November 28, 1994 to shareholders of record as of November 7, 1994 for each share of Common Stock and Class B Common Stock outstanding. In addition, one quarter (1/4) share of Class A Common Stock was paid for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

        On August 2, 1995, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Common Stock was paid on September 15, 1995 to shareholders of record as of August 25, 1995 for each share of Common Stock and Class B Common Stock outstanding. In addition, one quarter (1/4) share of Class A Common Stock was distributed for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended September 30, 1995 and 1994, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents, as they do not have a material dilutive effect after applying the treasury stock method.

        (3)  Short-Term Investments

        Short-term investments are available for sale and consist of a variety of highly-liquid investments, with maturities generally less than twelve months. Certain reclassifications have been made to the prior year's financial statements in order to conform to the 1996 classifications.

        (4)  Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:


                                          Sept. 30,         June 30,
                                            1995             1995
                                        -----------      -----------
        Raw materials                     $ 29,471         $ 29,424
        Work in process                     55,832           59,042
        Finished goods                      68,594           62,370
                                        -----------      -----------
                                          $153,897         $150,836
                                        ===========      ===========

                                 MOLEX INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Consolidated net revenues were $338.2 million for the quarter ended September 30, 1995, increasing 25.8 percent over net revenues for the corresponding quarter of the prior fiscal year. Compared to the same quarter in the prior year, the generally lower value of the US dollar compared to other currencies worldwide increased net revenues by $5.0 million for the quarter. Excluding the effects of currency fluctuation, growth in net revenues would have equaled 23.9 percent for the three months ended September 30, 1995.

         Molex continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions gained market share as local currency net revenue growth was in excess of 10 percent for the three months ended September 30, 1995. Net revenues in Europe increased 36.4 percent in U.S. dollars and 27.0 percent in local currencies for the quarter ended September 30, 1995. We are continuing to see increased demand for interconnection products in most of Europe, and are pleased with the increased sales we are making to the European automotive and mobile telecommunication industries.

         For the three months ended September 30, 1995, revenues in the Americas Region (including the U.S. Region and Americas Non-U.S.) increased 33.1 percent from the prior year in local currencies.
         We continue to see increased customer sales to the automotive market and fiber optic sales continue to experience robust growth.

         Net revenues in the Far East North increased 16.4 percent in U.S. dollars and 11.7 percent in local currencies for the quarter compared to the same period in the prior year. The Japanese economy overall remains difficult. In spite of this, our Japanese domestic sales improved slightly over the same quarter in the prior year.

         Far East South net revenues for the quarter ended September 30, 1995 increased 16.6 percent in U.S. dollars and 14.4 percent in local currencies. Sales in this region remain strong due to continued growth in the personal computer and hard disk drive industries. The region is also gaining market share due to increased customer penetration at many of the multinational companies that have relocated manufacturing operations to the region.

         For the three months ended September 30, 1995, 70 percent of Molex's worldwide net revenues were generated from its international operations, compared to 72 percent for the same period during the prior fiscal year. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

         The gross profit percentage of 40.5 percent for the three months ended September 30, 1995 decreased from the 42.9 percent reported during the comparable period of the previous fiscal year. The decline in the gross profit percentage is primarily due to start-up costs for new automotive programs and several new projects in Japan. For the three months ended September 30, 1995, depreciation and amortization expenses have increased at a lower rate than the increase in net revenues. Depreciation and amortization expenses currently represent 8.6 percent of sales compared to 9.0 percent of sales during the same period of the prior fiscal year.

         Operating expenses as a percent of net revenue for the three months ended September 30, 1995 improved slightly from the same period a year ago, reflecting the continued management focus on the control of expenses.

         Foreign currency transaction gains were $.7 million for the quarter ended September 30, 1995 compared to the $.1 million loss in the same quarter of the prior year. The foreign currency transaction gain for the quarter is primarily due to the weakening of the Japanese yen relative to the dollar during the quarter ended September 30, 1995.

         Interest income, net of interest expense, increased 90.7 percent for the quarter ended September 30, 1995. The increase reflects the higher balance of cash and short-term investments during the period coupled with a slight increase in average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

         The effective tax rate for the quarter ended September 30, 1995 equaled 38.3 percent as compared to 43.3 percent reported for the same period in the prior fiscal year. This decrease is primarily caused by increased pretax profitability in countries with lower effective tax rates coupled with the ability of the Company to utilize its foreign tax credits.

         Net income for the quarter was $35.2 million or 35 cents per share, a 28.5 percent increase compared with $27.4 million or 28 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 26.3 percent over the same quarter last fiscal year.

         LIQUIDITY AND CAPITAL

         One of Molex's many financial strengths is its exceptionally strong balance sheet. Working capital at September 30, 1995 remains strong at $455.9 million, down from $495.0 million at June 30, 1995 primarily due to the exchange effect of the stronger U.S. dollar.

         The Company purchased 260,000 shares of treasury stock during the quarter ended September 30, 1995.

         Management believes that the Company's current liquidity and financial flexibility are adequate to support its current growth.


         OUTLOOK

         The prospects for the remainder of fiscal 1996 continue to look promising. Demand for interconnection products remains strong in the United States and Europe. In Japan, Molex's business levels continue to increase modestly over the prior year. Molex will continue to push into new markets and expand our product line through the introduction of new and innovative products. The Mod-Tap W. Corporation acquisition is expected to better position Molex to expand into the rapidly growing local area network market.

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






    Date   November 10, 1995                     /s/ JOHN C. PSALTIS
           ------------------                    -----------------------
                                                 John C. Psaltis
                                                 Corporate Vice President,
                                                 Treasurer and Chief
                                                 Financial Officer




    Date   November 10, 1995                     /s/ LOUIS A. HECHT
           ------------------                    -----------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel