Form 10-Q
period 1995-12-31
MOLEX INC
filed 1996-02-12
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          December 31, 1995
                               ---------------------------------
                               OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934
For the transition period from
                               ---------------------------------

                  Commission File Number 0-7491

                       MOLEX INCORPORATED
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                      36-2369491
--------------------------------                 ---------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification  No.)

2222 Wellington Court, Lisle, Illinois                  60532
-----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  708-969-4550
                                                    -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X                  No
                   ------------                ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate registrants). At December 31, 1995:

               Common Stock               49,807,629

               Class A Common Stock       50,645,512

               Class B Common Stock           94,255






                       MOLEX INCORPORATED
                            FORM 10-Q
                        DECEMBER 31, 1995
                              INDEX



                                                                Page

                                                                ----

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Information - Unaudited

          Condensed Consolidated Balance Sheets --                2
          December 31, 1995 and June 30, 1995


          Condensed Consolidated Statements of Income --          3
          Three Months and Six Months Ended
          December 31, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows --      4
          Six Months Ended December 31, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements    5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7



                       PART II - OTHER INFORMATION               11

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                             Dec. 31,        June 30,
                                                                1995           1995
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                     $  202,489     $  253,552
   Marketable securities                                        62,686         59,563
   Accounts receivable - net                                   256,045        282,814
   Inventories                                                 157,492        150,836
   Other current assets                                         26,667         26,271
                                                             ---------      ---------
         Total current assets                                  705,379        773,036

PROPERTY, PLANT AND EQUIPMENT - NET                            577,626        567,303

OTHER ASSETS                                                   106,621        100,681
                                                             ---------      ---------
                                                            $1,389,626     $1,441,020
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $ 115,231     $  128,146
   Accrued expenses                                             82,853         85,748
   Other current liabilities                                    58,933         64,152
                                                             ---------      ---------
         Total current liabilities                             257,017        278,046

DEFERRED ITEMS                                                  14,023         13,310
ACCRUED POSTRETIREMENT BENEFITS                                 30,706         32,170
LONG-TERM DEBT, less portion due currently                       7,645          8,122
MINORITY INTEREST                                                2,860          2,104

SHAREHOLDERS' EQUITY
   Common stock                                                  5,236          4,177
   Paid-in capital                                             103,894        101,534
   Retained earnings                                           917,583        850,533
   Treasury stock                                              (61,289)       (35,749)
   Deferred unearned compensation                              (11,591)       (13,771)
   Cumulative translation adjustments                          123,542        200,544
                                                             ---------      ---------
         Total shareholders' equity                          1,077,375      1,107,268
                                                             ---------      ---------
                                                            $1,389,626     $1,441,020
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    -----------------------       -----------------------
                                                    Dec. 31,       Dec. 31,       Dec. 31,       Dec, 31,
                                                      1995           1994           1995           1994
                                                    --------       --------       --------       --------
NET REVENUE                                         $344,483       $274,961       $682,659       $543,860

COST OF SALES                                        207,545        158,495        408,843        311,919
                                                    --------       --------       --------       --------
  Gross Profit                                       136,938        116,466        273,816        231,941

OPERATING EXPENSES:
   Selling                                            35,621         31,486         71,495         61,666
   Administrative                                     46,871         38,997         94,634         77,501
                                                    --------       --------       --------       --------
     Total Operating Expenses                         82,492         70,483        166,129        139,167

   Income from Operations                             54,446         45,983        107,687         92,774

OTHER INCOME:
   Foreign currency transaction gain (loss)               50           (279)           757           (333)
   Interest                                            2,807          2,157          5,929          3,794
                                                    --------       --------       --------       --------
     Total Other Income                                2,857          1,878          6,686          3,461

   Income before Income Taxes
      and Minority Interest                           57,303         47,861        114,373         96,235

INCOME TAXES                                          22,228         19,884         44,084         40,841
                                                    --------       --------       --------       --------
  Income before Minority Interest                     35,075         27,977         70,289         55,394

MINORITY INTEREST                                        (18)           (67)           (75)          (130)
                                                    --------       --------       --------       --------
NET INCOME                                          $ 35,057       $ 27,910       $ 70,214       $ 55,264
                                                    ========       ========       ========       ========

EARNINGS PER COMMON SHARE                           $    .35       $   0.28       $    .70       $   0.56
                                                    ========       ========       ========       ========

CASH DIVIDENDS PER COMMON SHARE                     $ 0.0150       $ 0.0080       $ 0.0300       $ 0.0144
                                                    ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                 100,662         99,476        100,711         99,436
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

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                 SIX MONTHS ENDED
                                                              -----------------------
                                                              Dec, 31,       Dec. 31,
                                                                1995           1994
                                                              --------       --------
CASH AND CASH EQUIVALENTS, Beginning of Period                $253,552       $220,681
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   70,214         55,264
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             58,432         49,337
      Minority  interest                                            75            130
      Amortization of deferred unearned compensation             2,180          1,507
      (Gain) loss on sale of property, plant and equipment         204           (319)
      Other (credits) charges to net income                      1,216         (1,325)
    Current items:
      Accounts receivable                                        6,291         (2,968)
      Inventories                                              (18,560)       (10,559)
      Prepaid expenses                                          (6,193)        (3,175)
      Accounts payable                                             (20)           486
      Accrued expenses                                             724          3,547
      Income taxes                                                 417          8,291
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  114,980        100,216
 Investments:
   Purchases of property, plant and equipment                 (109,776)       (74,749)
   Proceeds from sale of property, plant and equipment             590          1,069
   Increase in other assets                                     (8,948)        (9,152)
   Increase in marketable securities                            (3,264)        (5,826)
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                     (121,398)       (88,658)

 Financing:
   Increase in long-term debt                                      272             -
   Decrease in long-term debt                                     (898)          (185)
   Cash dividends paid                                          (2,464)        (1,387)
   Purchase of treasury stock                                  (24,992)            -
   Disposition of treasury stock                                 1,158            934
   Exercise of stock options                                     1,713            991
                                                              --------       --------
            NET CASH USED FOR FINANCING                        (25,211)           353

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                    (19,434)          (820)
                                                              --------       --------
                                                               (51,063)        11,091
                                                              --------       --------
CASH AND CASH EQUIVALENTS, End of Period                      $202,489       $231,772
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

Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended December 31, 1995 and 1994, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents, as they do not have a material dilutive effect after applying the treasury stock method.

(3)  Marketable Securities

Marketable securities are available for sale and consist of a variety of highly-liquid investments with maturities generally less than twelve months. Certain reclassifications have been made to the prior year's financial statements in order to conform to the 1996 classifications.



(4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consisted of the following:

                                   Dec. 31,       June 30,
                                     1995           1995
                                   --------       --------

Raw Materials                      $ 31,251       $ 29,424
Work in Process                      56,423         59,042
Finished Goods                       69,818         62,370
                                   --------       --------
                                   $157,492       $150,836
                                   ========       ========



































                       MOLEX INCORPORATED
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Consolidated net revenues were $344.5 million for the quarter ended December 31, 1995, increasing 25.3 percent over net revenues for the corresponding quarter of the prior fiscal year. For the six months ended December 31, 1995, net revenues were $682.7 million, a 25.5 percent increase from the same period a year ago. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenues by $4.8 million for the quarter. For the six months ended December 31, 1995, currency effects have added only $.2 million to net revenues. Excluding the effects of currency fluctuation, growth in net revenues would have been 27.0 percent for the quarter and
25.5 percent for the six months ended December 31, 1995.

Molex continues to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions with the exception of the Far East North experienced local currency growth in excess of 15 percent for the quarter and the six months ended December 31, 1995.

For the three months ended December 31, 1995, revenues in the Americas region (including the U.S. Region and the Americas Non-U.S.) increased 31.2 percent in U.S. dollars and 37.3 percent in local currency over the same quarter in the prior year. For the six months ended December 31, 1995, the percentage of growth over the same period in the prior year was 29.8 percent in U.S. dollars and 35.2 percent in local currency. The Company continues to see increased customer sales to the automotive market as well as robust growth in certain advanced communication products.

In Europe, net revenues increased 25.1 percent in U.S. dollars and 18.8 percent in local currency over the same quarter in the prior year. For the six months ended December 31, 1995, net revenues increased 30.4 percent in U.S. dollars and 22.6 percent in local currency over the same period in the prior year. These increases are primarily attributable to greater demand for automotive and telecommunication products by major European customers.









                               -7-
Far East South net revenues for the quarter ended December 31, 1995 increased 19.7 percent in both local currency and U.S. dollars. For the six months ended December 31, 1995 the growth percentages over the same period in the prior year were 18.2 percent and 17.0 percent in U.S. dollars and local currency, respectively. The high demand for personal computers and related peripheral products continues above the level of last year. The region continues to introduce products for both local demand and re-export.

Net revenues in the Far East North increased 3.4 percent in U.S. dollars and 6.5 percent in local currency for the quarter compared to the same quarter in the prior year. Net revenue growth was 9.9 percent in U.S. dollars and 9.1 percent in local currency for the six months ended December 31, 1995 when compared to the same period in the prior year. The Japanese economy continues to be difficult. In spite of this, Japanese domestic sales improved slightly over the same quarter in the prior year.

For the six months ended December 31, 1995, 69 percent of Molex's worldwide net revenues were generated from its international operations, compared to 72 percent for the same period during the prior fiscal year. Sales to the U.S. automotive market, coupled with sales of its Mod-Tap subsidiary acquired in the second half of last year, have increased the Company's domestic sales during the six months ended December 31, 1995 compared to the same period in the prior year. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

The gross profit percentage of 39.8 percent and 40.1 percent for the quarter and six months ended December 31, 1995, respectively, decreased from 42.4 percent and 42.6 percent reported for the quarter and six months ended December 31, 1994, respectively. Molex continues to experience start-up costs for automotive programs in the United States and Germany, and several new projects in Japan. For the six months ended December 31, 1995, depreciation and amortization expenses increased at a lower rate than the increase in net revenues. Depreciation and amortization expenses were 8.6 percent of net revenues compared to 9.1 percent of net revenues during the same period in the prior fiscal year.

Operating expenses as a percent of net revenue for the six months ended December 31, 1995 improved slightly from the same period a year ago, reflecting continued management focus on the control of expenses.

                               -8-
Foreign currency transaction gains were $0.8 million for the six months ended December 31, 1995 compared to the $0.3 million loss in the same period of the prior year. The foreign currency transaction gain for the six-month period is primarily due to the weakening of the Japanese yen relative to the dollar when compared to the prior year.

Interest income, net of interest expense, increased 30.2 percent for the quarter ended December 31, 1995 and 56.3 percent for the six months ended December 31, 1995 when compared to the same period in the prior year. The increase reflects the higher average interest rates computed on relatively constant investment balances in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

The effective tax rate was 38.8 percent and 38.5 percent for the quarter and six months ended December 31, 1995, respectively, as compared to 41.5 percent and 42.4 percent for the same respective periods in the prior fiscal year. This decrease is primarily caused by increased pretax profitability in countries with lower effective tax rates coupled with the ability of the Company to utilize its foreign tax credits.

Net income for the quarter was $35.1 million or 35 cents per share, a 25.6 percent increase compared with $27.9 million or 28 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 29.7 percent over the same quarter last fiscal year. For the six months ended December 31, 1995, net income was $70.2 million or 70 cents per share, a 27.1 percent increase compared to $55.3 million or 56 cents per share for the same period in the prior fiscal year. Excluding the effects of currency fluctuations, net income for the six months increased 28 percent over the prior fiscal year.

LIQUIDITY AND CAPITAL

Molex's balance sheet continues to be exceptionally strong. Working capital at December 31, 1995 was $448.4 million, down from the $495.0 million at June 30, 1995. The exchange effect of the stronger U.S. dollar coupled with significant purchases of treasury stock during the six months ended December 31, 1995 are primarily responsible for the decline in working capital.

The Company purchased 475,000 shares of common stock for the treasury during the quarter, for a total of 735,000 shares purchased during the six months ended December 31, 1995.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.
                               -9-

OUTLOOK

The prospects for the remainder of fiscal 1996 continue to look promising. Molex will continue to push into new markets and expand its product line through the introduction of new and innovative products. Leading edge businesses like Mod-Tap W. Corporation (a wholly owned subsidiary) and the Fiber Optics Group are expected to better position Molex to expand into rapidly growing markets like local area networks and communications. While the company continues to see increased demand for its products, pricing pressures and start-up costs will continue to exert downward pressure on gross margins.









































                              -10-



                   Part II - Other Information





Items 1 - 3.   Not Applicable


Item 4.        Submission of Matters to a Vote of Security Holders

               At the Annual Meeting of Stockholders held on October 20, 1995, the following directors were elected to hold office for the coming year:
               Frederick A. Krehbiel, J.H. Krehbiel, Jr., Fred L. Krehbiel, Lewis E. Platt, Robert J. Potter, Edgar
               D. Jannotta, Donald G. Lubin, Masahisa Naitoh,
               Michael J. Birck.

               The stockholders also approved the amendment to the Certificate of Incorporation increasing the number of authorized shares of Common Stock and Class A Common Stock. The amendment to the Certificate of Incorporation increasing the number of authorized shares of Common Stock and Class A Common Stock was adopted with 34,040,153 votes cast in favor of the amendment, 737,613 votes against and 183,604 votes withheld.

               The stockholders also approved the amendment and restatement of the 1990 Molex Incorporated Executive Stock Bonus Plan. The amendment and restatement of the 1990 Molex Incorporated Executive Stock Bonus Plan was adopted with 34,714,086 votes cast in favor of the amendment, 168,185 votes against and 79,100 votes withheld.


Items 5 - 6.   Not Applicable.











                              -11-



                      S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MOLEX INCORPORATED
                                        --------------------
                                           (Registrant)





Date    February 9, 1996                /s/ ROBERT B. MAHONEY
        -----------------               --------------------
                                        Robert B. Mahoney
                                        Corporate Vice President
                                        and Treasurer


Date    February 9, 1996                /s/ LOUIS A. HECHT
        -----------------               --------------------
                                        Louis A. Hecht
                                        Corporate Secretary and
                                        General Counsel