Form 10-Q
period 1996-03-31
MOLEX INC
filed 1996-05-15
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended        March 31, 1996
                                     -------------------------------

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

                  Yes       X                   No
                      -----------                  ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
    only to corporate registrants).   At March 31, 1996:

                  Common Stock            49,937,740   Shares

                  Class A Common Stock    50,753,705   Shares

                  Class B Common Stock        94,255   Shares










                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                   MARCH 31, 1996
                                       INDEX



                                                                          Page
                                                                          ----
                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --                  2
                 March 31, 1996 and June 30, 1995

                 Condensed Consolidated Statements of Income --            3
                 Three Months and Nine Months Ended
                 March 31, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows --        4
                 Nine Months Ended March 31, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements      5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7




                            PART II - OTHER INFORMATION                    11

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                              Mar. 31,       June 30,
                                                                1996           1995
CURRENT ASSETS:                                              ---------      ---------
   Cash                                                     $  199,107     $  253,552
   Marketable securities                                        50,711         59,563
   Accounts receivable - net                                   267,258        282,814
   Inventories                                                 154,282        150,836
   Other current assets                                         29,289         26,271
                                                             ---------      ---------
         Total current assets                                  700,647        773,036

PROPERTY, PLANT AND EQUIPMENT - NET                            588,472        567,303

OTHER ASSETS                                                   116,981        100,681
                                                             ---------      ---------
                                                            $1,406,100     $1,441,020
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $ 110,858     $  128,146
   Accrued expenses                                             91,050         85,748
   Other current liabilities                                    49,523         64,152
                                                             ---------      ---------
         Total current liabilities                             251,431        278,046

DEFERRED ITEMS                                                  13,788         13,310
ACCRUED POSTRETIREMENT BENEFITS                                 29,100         32,170
LONG-TERM DEBT, less portion due currently                       7,608          8,122
MINORITY INTEREST                                                2,779          2,104

SHAREHOLDERS' EQUITY
   Common stock                                                  5,247          4,177
   Paid-in capital                                             113,114        101,534
   Retained earnings                                           952,194        850,533
   Treasury stock                                              (61,124)       (35,749)
   Deferred unearned compensation                              (15,075)       (13,771)
   Cumulative translation adjustments                          107,038        200,544
                                                             ---------      ---------
         Total shareholders' equity                          1,101,394      1,107,268
                                                             ---------      ---------
                                                            $1,406,100     $1,441,020
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      -----------------------   -------------------------
                                                       Mar. 31,      Mar. 31,      Mar. 31,      Mar. 31,
                                                        1996           1995         1996           1995
                                                      --------       --------   ----------       --------
NET REVENUE                                           $347,065       $305,755   $1,029,724       $849,615

COST OF SALES                                          208,771        178,058      617,614        489,977
                                                      --------       --------   ----------       --------
  Gross Profit                                         138,294        127,697      412,110        359,638

OPERATING EXPENSES:
   Selling                                              36,130         32,100      107,625         93,766
   Administrative                                       47,518         42,595      142,152        120,096
                                                      --------       --------   ----------       --------
     Total Operating Expenses                           83,648         74,695      249,777        213,862

   Income from Operations                               54,646         53,002      162,333        145,776

OTHER INCOME:
   Foreign currency transaction gain (loss)                540         (1,302)       1,297         (1,635)
   Interest                                              2,179          2,628        8,108          6,422
                                                      --------       --------   ----------       --------
     Total Other Income                                  2,719          1,326        9,405          4,787

   Income before Income Taxes
      and Minority Interest                             57,365         54,328      171,738        150,563

INCOME TAXES                                            21,244         22,504       65,328         63,345
                                                      --------       --------   ----------       --------
  Income before Minority Interest                       36,121         31,824      106,410         87,218

MINORITY INTEREST                                            2            (30)         (73)          (160)
                                                      --------       --------   ----------       --------
NET INCOME                                            $ 36,123       $ 31,794   $  106,337       $ 87,058
                                                      ========       ========   ==========       ========

EARNINGS PER COMMON SHARE                             $   0.36       $   0.31   $     1.06       $   0.87
                                                      ========       ========   ==========       ========

CASH DIVIDENDS PER COMMON SHARE                       $ 0.0150       $ 0.0080     $ 0.0450       $ 0.0224
                                                      ========       ========     ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                   100,697        100,215      100,722         99,739
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                               Mar. 31,       Mar. 31,
                                                                1996           1995
                                                              --------       --------
CASH AND CASH EQUIVALENTS, Beginning of Period                $253,552       $220,681
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                  106,337         87,058
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             88,704         75,822
      Minority  interest                                            73            160
      Amortization of deferred unearned compensation             3,092          2,468
      (Gain) loss on sale of property, plant and equipment        (134)          (327)
      Other (credits) charges to net income                        195           (147)
    Current items:
      Accounts receivable                                       (9,472)       (12,241)
      Inventories                                              (17,062)       (16,461)
      Prepaid expenses                                          (7,968)        (1,980)
      Accounts payable                                          (2,130)         5,198
      Accrued expenses                                           9,156         16,314
      Income taxes                                              (8,617)         3,350
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  162,174        159,214
 Investments:
   Purchases of property, plant and equipment                 (160,918)      (123,548)
   Proceeds from sale of property, plant and equipment           2,645          1,259
   Increase in other assets                                     (3,656)        (4,817)
   Increase in marketable securities                            (6,167)       (15,482)
   Purchase of business, net of cash acquired                       -         (16,052)
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                     (168,096)      (158,640)

 Financing:
   Increase in long-term debt                                      269             -
   Decrease in long-term debt                                     (926)          (238)
   Increase in investment grants                                   790             -
   Cash dividends paid                                          (3,972)        (2,184)
   Purchase of treasury stock                                  (24,992)            -
   Disposition of treasury stock                                 1,566          1,277
   Exercise of stock options                                     2,783          1,973
                                                              --------       --------
            NET CASH PROVIDED FROM (USED FOR) FINANCING        (24,482)           828

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                    (24,039)        10,285
                                                              --------       --------
                                                               (54,443)        11,687
                                                              --------       --------
CASH AND CASH EQUIVALENTS, End of Period                      $199,109       $232,368
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

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended March 31, 1996 and 1995, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents, as they do not have a material dilutive effect after applying the treasury stock method.


        (3) Marketable Securities

        Marketable securities are available for sale and consist of a variety of highly-liquid investments with maturities generally less than twelve months. Certain reclassifications have been made to the prior year's financial statements in order to conform to the 1996 classifications.

        (4)  Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:


                                          March 31,         June 30,
                                            1996             1995
                                        -----------      -----------
        Raw materials                     $ 31,370         $ 29,424
        Work in process                     51,819           59,042
        Finished goods                      71,093           62,370
                                        -----------      -----------
                                          $154,282         $150,836
                                        ===========      ===========

                                 MOLEX INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Consolidated net revenues were $347.1 million for the quarter ended March 31, 1996, increasing 13.5 percent over net revenues for the corresponding quarter of the prior fiscal year. For the nine months ended March 31, 1996, net revenues were $1,029.7 million, an increase of 21.2 percent from the same period a year ago. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenues by $12.4 million for the quarter and $12.1 million for the nine months ended March 31, 1996. Excluding the effects of currency fluctuation, growth in net revenues would have equaled 17.6 percent for the quarter and 22.6 percent for the nine months ended March 31, 1996.

         Molex continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions with the exception of the Far East North experienced local currency growth in excess of 15 percent for the nine months ended March 31, 1996.

         For the three months ended March 31, 1996, revenues in the Americas region (including the former U.S. Region and the Americas Non-U.S.) increased 28.0 percent in U.S. dollars and 30.0 percent in local currency over the same quarter in the prior year. For the nine months ended March 31, 1996, the percentage of growth over the same period in the prior year was 29.2 percent in U.S. dollars and 33.4 percent in local currency. The Company continues to see increased customer sales to the automotive market as well as robust growth in certain advanced communication products.

         Far East South net revenues for the quarter ended March 31, 1996 increased 13.5 percent in U.S. dollars and 14.9 percent in local currency over the same quarter in the prior year. For the nine months ended March 31, 1996, net revenues increased 16.6 percent in U.S. dollars and 16.3 percent in local currency over the same period in the prior year. The high demand for personal computers and related peripheral products continues above the level of last year. The region continues to introduce products for both local demand and re-export.

         In Europe, net revenues increased 3.4 percent in U.S. dollars and
         4.5 percent in local currency over the same quarter in the prior year. For the nine months ended March 31, 1996, net revenues increased 19.9 percent in U.S. dollars and 15.6 percent in local currency over the same period in the prior year. These increases are primarily attributable to greater demand for automotive and telecommunications products by major European customers.

         Net revenues in the Far East North decreased 5.1 percent in U.S. dollars and increased 5.2 percent in local currency for the quarter compared to the same quarter in the prior year. Net revenue growth was 4.7 percent in U.S. dollars and 7.8 percent in local currency for the nine months ended March 31, 1996 when compared to the same period in the prior year. The Japanese economy continues to be difficult. In spite of this, Japanese domestic sales increased slightly over the same period in the prior year.

         For the nine months ended March 31, 1996, 68 percent of Molex's worldwide net revenues were generated from its international operations, compared to 72 percent for the same period during the prior fiscal year. Sales to the U.S. automotive market, coupled with sales of its Mod-Tap subsidiary acquired in the second half of last year, have increased the Company's domestic sales during the nine months ended March 31, 1996 compared to the same period in the prior year. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

         The gross profit percentage of 39.8 percent and 40.0 percent for the quarter and nine months ended March 31, 1996, respectively, decreased from the 41.8 percent and 42.3 percent reported for the quarter and nine months ended March 31, 1995. Molex continues to experience start-up costs for automotive programs in the United States and Germany, and several new projects in Japan. For the nine months ended March 31, 1996, depreciation and amortization expenses have increased at a lower rate than the increase in net revenues. Depreciation and amortization expenses currently represent 8.6 percent of sales compared to 8.9 percent of sales during the same period of the prior fiscal year.

         Operating expenses as a percent of net revenue for the nine months ended March 31, 1996 improved slightly from the same period a year ago, reflecting the continued management focus on the control of expenses.

         Foreign currency transaction gains were $1.3 million for the nine months ended March 31, 1996, compared to the $1.6 million loss in the same period of the prior year. The foreign currency transaction gain for the nine-month period is primarily due to the weakening of the Japanese yen relative to the dollar when compared to the prior year.

         Interest income, net of interest expense, decreased 17.1 percent for the quarter when compared to the same period in the prior year. This decrease reflects the lower balance of cash and marketable securities during the period coupled with lower average interest rates in countries where Molex has significant short-term investments. The 26.2 percent increase in interest income, net of interest expense, for the nine month ended March 31, 1996 when compared to the same period in the prior year includes the increase in interest income due to the higher average interest rates of the first half of the fiscal year computed on relatively constant investment balances held during that period. Interest expense has remained relatively unchanged from the prior year.

         The effective tax rate for the quarter ended March 31, 1996 equaled 37.0 percent as compared to 41.4 percent reported for the same period in the prior fiscal year. This decrease is primarily caused by increased pretax profitability in countries with lower effective tax rates coupled with the ability of the Company to utilize its foreign tax credits. The effective tax rates of
         38.0 percent and 42.1 percent for the nine month periods ended March 31, 1996 and 1995, respectively, also reflect this trend.

         Net income for the quarter was $36.1 million or 36 cents per share, a 13.6 percent increase compared with $31.8 million or 31 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 19.3 percent over the same quarter last fiscal year. For the nine months ended March 31, 1996, net income was $106.3 million or $1.06 per share, a 22.1 percent increase compared to $87.1 million or 87 cents per share for the same period last fiscal year. Excluding the effects of currency fluctuations, net income for the nine months increased 24.8 percent over the prior fiscal year.


         LIQUIDITY AND CAPITAL

         One of Molex's many financial strengths is its exceptionally strong balance sheet. Working capital at March 31, 1996 was $449.2 million, down from $495.0 million at June 30, 1995. The exchange effect of the stronger U.S. dollar coupled with significant purchases of treasury stock during the nine month ended March 31, 1996 are primarily responsible for the decline in working capital.

         The Company is authorized to purchase approximately 1,500,000 shares of common stock for the treasury during this fiscal year. A total of 785,000 shares were purchased during the nine months ended March 31, 1996.

         Management believes that the Company's current liquidity and financial flexibility are adequate to support its current growth.

         OUTLOOK

         The prospects for the remainder of fiscal 1996 continue to look promising. Molex will continue to push into new markets and expand its product line through the introduction of new and innovative products. Leading edge businesses like Mod-Tap W. Corporation (a wholly-owned subsidiary) and the Fiber Optics Group are expected to better position Molex to expand into rapidly growing markets like local area networks and communications.
         While the Company continues to see increased demand for its products, pricing pressures and start-up costs will continue to exert downward pressure on gross margins.

                          Part II - Other Information





        Items 1 - 6.   Not Applicable

                              S I G N A T U R E S







    Pursuant to the requirements of the Securities Exchange Act of 1934,

    the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MOLEX INCORPORATED
                                                  -------------------
                                                     (Registrant)






    Date    May 10, 1996                         /s/ ROBERT B. MAHONEY
           ------------------                    -----------------------
                                                 Robert B. Mahoney
                                                 Corporate Vice President
                                                 and Treasurer





    Date    May 10, 1996                         /s/ LOUIS A. HECHT
           ------------------                    -----------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel