Form 10-K
period 1996-06-30
MOLEX INC
filed 1996-09-27
CIK 67472

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996   Commission File number 0-7491

                              MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        36-2369491
 -------------------------------------                  --------------------
      (State or other jurisdiction of                  (I.R.S.  Employer
      incorporation or organization)                   Identification No.)

2222 Wellington Court,   Lisle,   Illinois                     60532
- --------------------------------------------            --------------------
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code     (630)  969-4550
                                                         -------------------


     Securities registered pursuant to Section 12 (b) of the Act:  None
                                                                   ----
     Securities registered pursuant to Section 12 (g) of the Act:

         Common Stock, par value $0.05
         ------------------------------

         Class A Common Stock, par value, $0.05
         --------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes X   No
                                                       ---    ---
On August 30, 1996, the following numbers of shares of the Company's common stock were outstanding:

          Common Stock              50,090,034
          Class A Common Stock      50,749,436
          Class B Common Stock          94,255

The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities
Dealers Automated Quotation System on such date) held by non-affiliates was approximately $890.4 million.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
     Portions of the Annual Report to Shareholders for the year ended June 30, 1996, are incorporated by reference into Parts I, II and IV of this report.

     Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 25, 1996 are incorporated by reference into Part III of this report.

     Index to Exhibits listed on Pages 21 through 22.

                               TABLE OF CONTENTS


    Part I                                                                                      Page
                                                                                                ----

         Item 1.     Business                                                                     3
         Item 2.     Properties                                                                   8
         Item 3.     Legal Proceedings                                                            9
         Item 4.     Submission of Matters to a Vote of Security Holders                          9
                     Executive Officers of the Registrant                                        10

    Part II

         Item 5.     Market for the Registrant's Common Equity and                               12
                     Related Stockholder Matters
         Item 6.     Selected Financial Data                                                     12
         Item 7.     Management's Discussion and Analysis of Financial                           13
                     Condition and Results of Operations
         Item 8.     Financial Statements and Supplementary Data                                 13
         Item 9.     Changes in and Disagreements with Accountants on                            13
                     Accounting and Financial Disclosure

    Part III

         Item 10.    Directors and Executive Officers of the Registrant                          14
         Item 11.    Executive Compensation                                                      14
         Item 12.    Security Ownership of Certain Beneficial Owners                             14
                     and Management.
         Item 13.    Certain Relationships and Related Transactions                              14

    Part IV

         Item 14.    Exhibits, Financial Statement Schedules, and Reports                        15
                     on Form 8-K

         Statements of Changes in Shares Outstanding                                             17
         Schedule II-Valuation and Qualifying Accounts                                           18
         Independent Auditors' Report on Schedule                                                19
         Signature Page                                                                          20

         Index to Exhibits                                                                       21




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

Molex is a leading manufacturer of electronic, electrical and fiber optic interconnection products and systems; switches; and application tooling. Molex operates 46 plants in 21 countries and employs more than 10,000 people worldwide. More than 67% of Fiscal 1996 sales were generated from products manufactured and sold outside the U.S.

Molex serves original equipment manufacturers in industries that include automotive, computer, business equipment, consumer products, telecommunications and premise wiring. Molex offers more than 100,000 products to customers primarily through direct sales people and authorized distributors. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated at $25.8 billion*. With a 5.4% market share, Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

Molex conducts business in one industry segment: the manufacture and sale of electrical components. The Company designs, manufactures, and distributes electrical and electronic devices such as terminals, connectors, planer cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes and mechanical and electronic switches. Crimping machines and terminal inserting equipment (known as "application tooling") are offered on a lease or purchase basis to the Company's customers for the purpose of applying the Company's components to the customers' products. Net revenue from application tooling constitutes approximately 2% of the Company's net revenues. Molex products are designed for use in a broad range of electrical and electronic applications as set forth below:


* Source: Fleck International

                                Percentage of
                                Fiscal 1996
Market                           Net Revenue        Products
- ------                           --- -------        --------
Computer/business equipment/     49%                Computers, peripheral
telecommunications                                  equipment, calculators, copiers, pagers and dictation equipment

Consumer Products                28%                Televisions, stereo high fidelity systems, compact disc players, video tape recorders, camcorders and electronic games, microwave ovens, refrigerators, freezers, dishwashers, disposals and air conditioners

Automotive                       15%                Automobiles, trucks, recreational vehicles and farm equipment.

Other                             8%                Electronic medical equipment, vending machines, security equipment and modular office furniture and premise wiring

The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including Apple, AT&T, Canon, Compaq, Delco, Ford, Hewlett Packard, IBM, JVC, Matsushita, Motorola, Philips, Sony, Thomson, Toshiba, and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 1996, 1995 or 1994. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers towards the use of fewer vendors.

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

Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 46 manufacturing facilities in 21 countries on six continents.

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


                               PATENTS/TRADEMARKS

As of June 30, 1996, the Company owned 592 United States patents and had 169 patent applications on file with the United States Patent Office. The Company also has 1,183 corresponding patents issued and 2,348 applied for in other countries as of June 30, 1996. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.


                                    BACKLOG

The backlog of unfilled orders at June 30, 1996 was approximately $225.7 million; this compares to $245.7 million at June 30, 1995. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.

                            RESEARCH AND DEVELOPMENT

Molex incurred total research and development costs of $85.5 million in 1996, $78.1 million in 1995, and $64.8 million in 1994. The Company incurred costs relating to obtaining patents of $6.7 million in 1996, $4.9 million in 1995, and $3.3 million in 1994 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.

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


                                   EMPLOYEES

As of June 30, 1996, the Company employed 10,100 persons worldwide. The Company believes its relations with its employees are favorable.


                            INTERNATIONAL OPERATIONS

The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 1996 was approximately 68% of consolidated net revenue.

The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 10 on pages 49 - 50 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2 - PROPERTIES

Molex owns and leases manufacturing, warehousing and office space in over 110 locations around the world. The total square footage of these facilities is presented below:


Owned                     Leased                   Total
- -----                     ------                   -----

  3,334,000                 477,000                3,811,000


The leases are of varying terms with expirations ranging from fiscal 1997 through fiscal 2025. The leases in aggregate are not considered material to the financial position of the Company.

The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

A listing of principal manufacturing facilities is presented below:


 AUSTRALIA                    IRELAND                 REPUBLIC OF KOREA
 Melton, Victoria             Millstreet Town         Ansan City (2)
                              Shannon
BRAZIL                                                SINGAPORE
Manaus                        ITALY                   Jurong Town
Sao Paulo                     Padova
                                                      SOUTH AFRICA
CANADA                        JAPAN                   Bergvlei (Johannesburg)
Scarborough, Ontario          Kagoshiam
                              Okayama
                              Shioya
                              Shizuoka                TAIWAN
CHINA (P.R.C.)                Yamato City             Taipei
Shilong Town
Shanghai                                              THAILAND
                                                      Bangkok
ENGLAND                       MALAYSIA
Bordon                        Prai, Penang            UNITED STATES
Southhampton                                          Huntsville, Alabama
                              MEXICO                  North Little Rock, Arkansas
FRANCE                        Guadalajara             Maumelle, Arkansas
Chateau Gontier               Magdalena               Orange, California
                              Nogales                 Pinellas Park, Florida
GERMANY                                               St. Petersburg, Florida
Biberach                      POLAND                  Downers Grove, Illinois
Ettlingen                     Starogard               Lisle, Illinois
                                                      Naperville, Illinois
INDIA                         PUERTO RICO             Lincoln, Nebraska (3)
Bangalore                     Ponce (2)               Manchester, New Hampshire


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


                                                                                                            Year
                                                                                                          Employed
                                       Positions Held with Registrant                                       by
   Name                                During the Last Five Years                      Age              Registrant
- ------------------------               -----------------------------------------       ---              ----------
Frederick A. Krehbiel(a)               Chairman (1993-); Chief Executive Officer        55                1965(b)
                                       (1988-);Vice Chairman  (1988-1993).

John H. Krehbiel, Jr.(a)               President (1975-); Chief                         59                1959(b)
                                       Operating Officer (1996-).

J. Joseph King                         Executive Vice President                         52                1975
                                       (1996-); Group Vice President-
                                       International Operations (1988-
                                       1996).

Raymond C. Wieser                      Senior Vice President, Americas                  58                1965(b)
                                       Region (1996-); Corporate Vice
                                       President and President,
                                       Commercial Division-U.S.
                                       Operations (1994-1996);
                                       Group Vice President-U.S. Operations
                                       (1989-1994).

Robert B. Mahoney                      Corporate Vice President,                        43                1995
                                       Treasurer and Chief Financial
                                       Officer (1996-).

Ronald L. Schubel                       Corporate Vice President (1982-)                53                1981
                                        and Regional President, Far East
                                        South (1994-); President,
                                        Commercial Division-U.S. Operations
                                        (1982-1994).


                                                                                                       Year
                                                                                                     Employed
                            Positions Held with Registrant                                              by
Name                        During the Last Five Years                    Age                       Registrant
- ------------------          -----------------------------                -----                      -----------

Werner W. Fichtner          Corporate Vice President                      53                          1981
                            (1987-) and Regional President,
                            Europe (1981-).

Goro Tokuyama               Corporate Vice President                      62                          1985
                            (1990-), Regional President,
                            Far East North (1988-) and
                            President of Molex Japan Co.,
                            Ltd. (1985-).

Martin P. Slark             Corporate Vice President                      41                          1976
                            (1990-) and Regional President,
                            Americas (1996-); Regional
                            President, U.S. (1994-1996);
                            Regional President, Far East
                            South (1988-1994).

James E. Fleischhacker      Corporate Vice President                      52                          1984
                            (1994-) and President,
                            DataComm Division Americas
                            (1989-).

Kathi M. Regas              Corporate Vice President                      40                          1985
                            (1994-); Director, Human
                            Resources-U.S. Operations
                            (1989-1994).

Louis A. Hecht              Corporate Secretary (1977-)                   52                          1974
                            and General Counsel (1975-).


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

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


  (a)    Molex is traded on the National Market System of the NASDAQ in the
   & United States and on the London Stock Exchange. The information set forth under the captions
  (b) "Financial Highlights" and "Fiscal 1996, 1995, and 1994 by Quarter (Unaudited)" in the foldout and page 51, respectively, of the 1996 Annual Report to Shareholders is incorporated herein by reference.

  (c) The following table presents quarterly dividends per common share for the last two fiscal years. The fiscal 1995 dividends per share have been restated for the August, 1995 25% stock dividend and November, 1994 25% stock dividend.

                                                                              Class A
                                       Common Stock                          Common Stock


                           Fiscal 1996            Fiscal 1995             Fiscal 1996            Fiscal 1995
                        ----------------        ---------------         ---------------        ---------------
Quarter Ended -
  September 30,              0.0150                 0.0064                  0.0150                  0.0064
  December 31,               0.0150                 0.0080                  0.0150                  0.0080
  March 31,                  0.0150                 0.0080                  0.0150                  0.0080
  June 30,                   0.0150                 0.0080                  0.0150                  0.0080
                             ------                 ------                  ------                  ------
           Total             0.0600                 0.0304                  0.0600                  0.0304
                             ======                 ======                  ======                  ======



      Cash dividends on Common Shares have been paid every year since 1977.

      A description of the Company's Common Stock appears in footnote 3 on page 46 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

      The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years ended June 30, 1996) on page 33 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

      The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 34 through 38 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company set forth on pages 40 through 50 of the 1996 Annual Report to Shareholders and the independent auditors' report set forth on page 39 of the 1996 Annual Report to Shareholders are incorporated herein by reference:

                Independent Auditors' Report

                Consolidated Balance Sheets - June 30, 1996 and 1995

                Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994

                Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994

                Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

                Notes to Consolidated Financial Statements


      The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 1996, 1995, and 1994 by Quarter (Unaudited)" on page 51 of the 1996 Annual Report to Shareholders, is incorporated herein by reference.

      The statement of changes in shares outstanding appears on Page 17 of this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

      None.

                                   PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 25, 1996 (The "Company's 1996 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.


ITEM 11 - EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the captions "Election of Directors", "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1996 Proxy Statement is herein incorporated by reference.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)  1. Financial Statements

The following consolidated financial statements contained in the Company's 1996 Annual Report to Shareholders have been incorporated by reference in Item 8.

                                                                     Page(s) in
                                                                    Annual Report
                Item                                                to Shareholders
 ------------------------------                                     ---------------
Independent Auditors' Report                                              39

Consolidated Balance Sheets - June 30, 1996
and 1995                                                                 40-41

Consolidated Statements of Income - for
the years ended June 30, 1996, 1995 and 1994                              42

Consolidated Statements of Shareholders' Equity -
for the years ended June 30, 1996, 1995 and 1994                          43

Consolidated Statements of Cash Flows - for the
years ended June 30, 1996, 1995 and 1994                                  44

Notes to Consolidated Financial Statements                               45-50

Fiscal 1996, 1995 and 1994 by Quarter (Unaudited)                         51


(a)  2. Financial Statement Schedule
                                                                    Page in the
                                                                     Form 10-K
                                                                     ---------
Schedule II - Valuation and Qualifying Accounts                           18

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


(b)  Reports on Form 8-K

        Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1996.

                              MOLEX INCORPORATED
                  Statements of Changes in Shares Outstanding
               For the Year Ended June 30, 1996, 1995, and 1994



                                                           Class A       Class B
                                              Common        Common       Common   Treasury
                                              Stock         Stock         Stock     Stock
                                            -----------  ----------    --------- ---------

Shares outstanding at
  June 30, 1993                              32,637,286  32,599,585      94,255   2,172,208

Exercise of stock options                       281,551     155,704

Purchase of treasury stock                                                           30,849

Disposition of treasury stock                                                       (32,770)
                                            -----------  ----------    ---------  ---------
Shares outstanding at
  June 30, 1994                              32,918,837  32,755,289      94,255   2,170,287

Exercise of stock options                       310,593      24,528

Purchase of treasury stock                                                          125,452

Disposition of treasury stock                                                       (47,247)

Purchase of business                                        974,998

Stock splits effected in the form            18,666,350  18,677,884               1,236,233
  of dividends
                                            -----------  ----------    ---------  ---------
Shares outstanding at
  June 30, 1995                              51,895,780  52,432,699      94,255   3,484,725

Exercise of stock options                       471,229

Purchase of treasury stock                                                          785,000

Disposition of treasury stock                                                       (72,162)

Purchase of business                                        108,257

Issuance of stock bonus                          11,812

Other                                                        (1,017)
                                            -----------  ----------    ---------  ---------
Shares outstanding at
  June 30, 1996                              52,378,821  52,539,939      94,255   4,197,563
                                            ===========  ==========    =========  =========


                              MOLEX INCORPORATED
               Schedule II - Valuation and Qualifying Accounts
               For the Year Ended June 30, 1996, 1995, and 1994






Allowance for Losses   Balance at                                               Balance
and Adjustments on     Beginning    Charged to    Accounts      Translation      at End
 Receivables:          of Period      Income     Written Off    Adjustments     of Period
- -------------------    ---------    ----------   -----------    -----------     ---------
   1996                $11,934       $ 1,831      ($548)         ($651)         $12,566
                       =======       =======      =====          =====          =======
   1995                $ 8,916       $ 3,332      ($828)          $514          $11,934
                       =======       =======      =====          =====          =======
   1994                $ 8,789       $ 2,354    ($2,344)          $117          $ 8,916
                       =======       =======      =====          =====          =======

                         INDEPENDENT AUDITORS REPORT


To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated July 25, 1996; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the statements of changes in shares outstanding and the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14 (a) 2. These statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such statements of changes in shares outstanding and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
Chicago, Illinois
July 1996

                              S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            MOLEX INCORPORATED
                                            ------------------
                                               (Company)



                                       /s/ JOHN C. PSALTIS
                                       ----------------------------------------
September 20, 1996                     By: John C. Psaltis
                                           Corporate Vice President, Treasurer
                                           and Chief Financial Officer (Retired)


                                       /s/ ROBERT B. MAHONEY
September 20, 1996                     ----------------------------------------
                                       By: Robert B. Mahoney
                                           Corporate Vice President, Treasurer
                                           and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


September 20, 1996                     /s/ F. A. KREHBIEL
                                       ---------------------------------------
                                           F. A. Krehbiel
                                           Chairman of the Board and
                                           Chief Executive Officer

September 20, 1996                     /s/ J. H. KREHBIEL, JR.
                                       ---------------------------------------
                                           J. H. Krehbiel, Jr.
                                           President, Chief Operating Officer
                                           and Director

September 20, 1996                     /s/ JOHN C. PSALTIS
                                       ---------------------------------------
                                           John C. Psaltis
                                           Corporate Vice President, Treasurer
                                           and Chief Financial Officer (Retired)

September 20, 1996                     /s/ ROBERT B. MAHONEY
                                       ---------------------------------------
                                           Robert B. Mahoney
                                           Corporate Vice President, Treasurer
                                           and Chief Financial Officer

September 20, 1996                     /s/ F. L. KREHBIEL
                                       ---------------------------------------
                                           F. L. Krehbiel
                                           Director

September 20, 1996                     /s/ MICHAEL J. BIRCK
                                       ---------------------------------------
                                           Michael J. Birck
                                           Director

September 20, 1996                     /s/ E. D. JANNOTTA
                                       ---------------------------------------
                                           E. D. Jannotta
                                           Director


                               MOLEX INCORPORATED
                                 EXHIBIT INDEX


Exhibit
Number             Exhibit
- ------             ---------------------------------------------

    3              3.1  Certificate of Incorporation
                   (incorporated by reference to 1990
                   Form 10-K, Exhibit 3.1)

                   3.2  By-Laws (as amended)
                   (incorporated by reference to 1995
                   Form 10-K, Exhibit 3.2)

    4              Instruments defining rights of
                   security holders including
                   indentures.                                  See Exhibit 3.1

   10              Material Contracts

                   10.1 The Molex Deferred Compensation
                        Plan (incorporated by reference
                        to 1984 Form 10-K, Exhibit 10.6)

                   10.2 The 1990 Molex Incorporated
                        Executive Stock Bonus Plan
                        (incorporated by reference to
                        1991 From 10-K, Exhibit 10.4)

                   10.3 The 1990 Molex Incorporated
                        Stock Option Plan (incorporated
                        by reference to 1991 Form 10-K,
                        Exhibit 10.5)

                   10.4 The 1991 Molex Incorporated
                        Incentive Stock Option Plan
                        (incorporated by reference to
                        Appendix A of the registrant's
                        Proxy Statement for 1991).

    13             Molex Incorporated Annual report to
                   Shareholders for the year ended
                   June 30, 1996.  (Such Report, except
                   to the extent incorporated herein by
                   reference, is being furnished for the
                   information of the Securities and
                   Exchange Commission only and is not
                   to be deemed filed as a part of this
                   annual report on Form 10-K)




Exhibit
Number             Exhibit
- ------             --------------------------

22                 Subsidiaries of registrant

24                 Independent Auditors' Consent

27                 Financial Data Schedule


(All other exhibits are either inapplicable or not required)