Form 10-Q
period 1996-09-30
MOLEX INC
filed 1996-11-12
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended        September 30, 1996
                                     -------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE -------- SECURITIES EXCHANGE ACT OF 1934
    For the transition period from
                                   -----------------------------------

                         Commission File Number 0-7491

                               MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   36-2369491
    --------------------------------                  ---------------------
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

    2222 Wellington Court, Lisle, Illinois                     60532
    -----------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  630-969-4550
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

                  Yes       X                   No
                      -----------                  ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable
    only to corporate registrants).   At September 30, 1996:

                  Common Stock            49,857,718   Shares

                  Class A Common Stock    50,753,509   Shares

                  Class B Common Stock        94,255   Shares










                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                 SEPTEMBER 30, 1996
                                       INDEX



                                                                          Page
                                                                          ----
                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --                  2
                 September 30, 1996 and June 30, 1996

                 Condensed Consolidated Statements of Income --            3
                 Three Months Ended September 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows --        4
                 Three Months Ended September 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements      5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7




                            PART II - OTHER INFORMATION                    10

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                              Sept. 30,      June 30,
                                                                1996           1996
CURRENT ASSETS:                                              ---------      ---------
   Cash and cash equivalents                                $  242,093     $  242,779
   Marketable securities                                        36,247         39,883
   Accounts receivable - net                                   289,357        274,031
   Inventories                                                 149,885        147,612
   Other current assets                                         35,450         30,284
                                                             ---------      ---------
         Total current assets                                  753,032        734,589

PROPERTY, PLANT AND EQUIPMENT - NET                            621,092        613,125

OTHER ASSETS                                                   114,492        113,285
                                                             ---------      ---------
                                                            $1,488,616     $1,460,999
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $ 125,656     $  127,557
   Accrued expenses                                            100,600         93,104
   Other current liabilities                                    48,470         54,521
                                                             ---------      ---------
         Total current liabilities                             274,726        275,182

DEFERRED ITEMS                                                  14,085         13,977
ACCRUED POSTRETIREMENT BENEFITS                                 31,853         30,401
LONG-TERM DEBT, less portion due currently                       7,421          7,450
MINORITY INTEREST                                                2,730          2,718

SHAREHOLDERS' EQUITY
   Common stock                                                  5,256          5,251
   Paid-in capital                                             117,567        116,510
   Retained earnings                                         1,024,233        989,928
   Treasury stock                                              (68,284)       (62,726)
   Deferred unearned compensation                              (12,289)       (13,583)
   Cumulative translation adjustments                           91,318         95,891
                                                             ---------      ---------
         Total shareholders' equity                          1,157,801      1,131,271
                                                             ---------      ---------
                                                            $1,488,616     $1,460,999
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

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                                                  THREE MONTHS ENDED
                                                                                ------------------------
                                                                                Sept. 30,      Sept. 30,
                                                                                  1996           1995
                                                                                ---------      ---------
NET REVENUE                                                                     $359,595       $338,176

COST OF SALES                                                                    216,769        201,298
                                                                                --------       --------
  Gross Profit                                                                   142,826        136,878

OPERATING EXPENSES:
   Selling                                                                        38,053         35,874
   Administrative                                                                 48,879         47,763
                                                                                --------       --------
     Total Operating Expenses                                                     86,932         83,637

   Income from Operations                                                         55,894         53,241

OTHER INCOME:
   Foreign currency transaction gain                                                 318            707
   Interest                                                                        2,427          3,122
                                                                                --------       --------
     Total Other Income                                                            2,745          3,829

INCOME BEFORE INCOME TAXES                                                        58,639         57,070

INCOME TAXES                                                                      22,784         21,913
                                                                                --------       --------
NET INCOME                                                                      $ 35,855       $ 35,157
                                                                                ========       ========

EARNINGS PER COMMON SHARE                                                       $   0.36       $   0.35
                                                                                ========       ========

CASH DIVIDENDS PER COMMON SHARE                                                 $ 0.0150       $ 0.0150
                                                                                ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                                             100,791        100,743
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              Sept. 30,      Sept. 30,
                                                                1996           1995
                                                              --------       --------
CASH AND CASH EQUIVALENTS, Beginning of Period                $242,779       $253,552
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   35,855         35,157
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             32,560         29,034
      Amortization of deferred unearned compensation             1,294          1,074
      (Gain) loss on sale of property, plant and equipment        (271)           237
      Other charges to net income                                   37             46
    Current items:
      Accounts receivable                                      (16,569)        (4,374)
      Inventories                                               (3,039)       (13,172)
      Prepaid expenses                                          (5,453)        (5,668)
      Accounts payable                                          (1,039)        (1,979)
      Accrued expenses                                           9,368             18
      Income taxes                                              (5,949)       (10,444)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                   46,794         29,929
 Investments:
   Purchases of property, plant and equipment                  (41,835)       (54,227)
   Proceeds from sale of property, plant and equipment             491          1,323
   Proceeds from sale of marketable securities                 399,585        416,701
   Purchases of marketable securities                         (395,949)      (415,096)
   Increase in other assets                                     (2,918)       (10,176)
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                      (40,626)       (61,475)

 Financing:
   Increase in long-term debt                                       -             227
   Decrease in long-term debt                                      (29)           (58)
   Cash dividends paid                                          (1,515)          (808)
   Purchase of treasury stock                                   (5,549)       (11,103)
   Disposition of treasury stock                                   334            818
   Exercise of stock options                                       719            181
                                                              --------       --------
            NET CASH USED FOR FINANCING                         (6,040)       (10,743)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                       (814)       (16,551)
                                                              --------       --------
                                                                  (686)       (58,840)
                                                              --------       --------
CASH AND CASH EQUIVALENTS, End of Period                      $242,093       $194,712
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        -4-


                               MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





        (1)  Consolidated Financial Statements

        The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1996 Annual Report to Shareholders and the 1996 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


        (2)  Earnings per Common Share

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended September 30, 1996 and 1995, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents, as they do not have a material dilutive effect after applying the treasury stock method.


        (3)  Marketable Securities

        Marketable securities are available for sale and consist of a variety of highly-liquid investments, with maturities generally less than twelve months. Gross unrealized holding gains and losses are not material as of September 30, 1996 and 1995.

        (4)  Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:


                                          Sept. 30,         June 30,
                                            1996             1996
                                        -----------      -----------
        Raw materials                     $ 30,741         $ 33,841
        Work in process                     52,492           54,687
        Finished goods                      66,652           59,084
                                        -----------      -----------
                                          $149,885         $147,612
                                        ===========      ===========

                                 MOLEX INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



         RESULTS OF OPERATIONS

         Consolidated net revenues were $359.6 million for the quarter ended September 30, 1996, increasing 6.3 percent over net revenues for the corresponding quarter of the prior fiscal year. Compared to the same quarter in the prior year, the generally higher value of the US dollar compared to other currencies worldwide decreased net revenues by $17.0 million for the quarter. Excluding the effects of currency fluctuation, growth in net revenues would have equaled 11.4 percent for the three months ended September 30, 1996.

         Management believes that Molex has continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions with the exception of Europe experienced local currency growth in excess of 10 percent for the three months ended September 30, 1996.

         Far East South net revenues for the quarter ended September 30, 1996 increased 18.9 percent in U.S. dollars and 19.8 percent in local currencies. Sales in this region remain strong due to continued demand for personal computers and related peripheral products.

         For the three months ended September 30, 1996, revenues in the Americas Region increased 15.8 percent from the prior year in local currencies. Increased customer sales to the automotive market and strong sales of telecommunications products continue to drive revenue growth in this region.

         Net revenues in the Far East North increased 11.0 percent in local currencies for the quarter compared to the same period in the prior year, but decreased 2.3 percent in U.S. dollars due to the generally stronger U.S. dollar. Improvement in the overall Japanese economy has created stronger demand for interconnection products in this region.

         In Europe, net revenue declined 8.5 percent in local currency and
         11.5 percent in U.S. dollars. Demand continues to be soft within the region due to difficult economic conditions in several European countries, although some improvement was seen during the quarter ended September 30, 1996.

         For the three months ended September 30, 1996, 68 percent of Molex's worldwide net revenues were generated from its international operations, compared to 70 percent for the same period during the prior fiscal year. Strong sales to the automotive and telecommunications industries have increased the Company's U.S. domestic revenue over the same period in the prior fiscal year, while international revenue growth has remained strong. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

         The gross profit percentage of 39.7 percent for the three months ended September 30, 1996 decreased from the 40.5 percent reported during the comparable period of the previous fiscal year. The decline in the gross profit percentage is primarily due to start-up costs for new automotive programs in Europe and several new projects in Japan which were offset by improvements in the U.S. automotive programs.

         Operating expenses as a percent of net revenue for the three months ended September 30, 1996 improved slightly from the same period a year ago, reflecting continued management focus on the control of expenses.

         Foreign currency transaction gains were $.3 million for the quarter ended September 30, 1996 compared to the $.7 million gain in the same quarter of the prior year.

         Interest income, net of interest expense, decreased 22.3 percent for the quarter ended September 30, 1996, when compared to the same quarter in the prior year. The decrease reflects the lower average interest rates in countries where Molex has significant short-term investments compared to the same period in the prior year. Interest expense has remained relatively unchanged from the prior year.

         The effective tax rate for the quarter ended September 30, 1996 was 38.8 percent as compared to 38.3 percent reported for the same period in the prior fiscal year. This increase is primarily caused by increased pretax profitability in countries with higher effective tax rates.

         Net income for the quarter was $35.9 million or 36 cents per share, a 2.0 percent increase compared with $35.2 million or 35 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 7.1 percent over the same quarter last fiscal year.

         LIQUIDITY AND CAPITAL

         One of Molex's many financial strengths is its exceptionally strong balance sheet. Working capital at September 30, 1996 remains strong at $478.3 million, an increase from $459.4 million at June 30, 1996.

         The Company purchased 175,000 shares of treasury stock during the quarter ended September 30, 1996.

         Management believes that the Company's current liquidity and financial flexibility are adequate to support its current growth.


         OUTLOOK

         The prospects for the remainder of fiscal 1997 continue to look good. To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $215 million in capital expenditures and $95 million in research and development for the fiscal year ending June 30, 1997.

         Management believes the Company is well-positioned to continue growing faster than the overall connector industry. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.


         FORWARD LOOKING STATEMENT

         This document contains various forward-looking statements. Statements that are not historical are forward looking statements and are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rate changes, technology changes, patent issues, litigation results, legal and regulatory developments, and other risks and uncertainties described in documents filed with the Securities and Exchange Commission.

                          Part II - Other Information





        Items 1 - 6.   Not Applicable

                              S I G N A T U R E S







    Pursuant to the requirements of the Securities Exchange Act of 1934,

    the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MOLEX INCORPORATED
                                                  -------------------
                                                     (Registrant)






    Date   November 8, 1996                      /s/ ROBERT B. MAHONEY
           ------------------                    -----------------------
                                                 Robert B. Mahoney
                                                 Corporate Vice President,
                                                 Treasurer and Chief
                                                 Financial Officer




    Date   November 8, 1996                      /s/ LOUIS A. HECHT
           ------------------                    -----------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel