Form 10-Q
period 1996-12-31
MOLEX INC
filed 1997-02-14
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended          December 31, 1996
                                        ---------------------------
                                  OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------- SECURITIES EXCHANGE ACT OF 1934
    For the transition period from
                                   ---------------------------------
                          Commission File Number 0-7491

                               MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      36-2369491
    --------------------------------                 -------------------
    (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

    2222 Wellington Court, Lisle, Illinois                  60532
    ----------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:  630-969-4550
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

                   Yes       X                  No
                       ----------                  -----------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 1996 as restated for the February 1997 stock dividend:

                   Common Stock               62,134,819

                   Class A Common Stock       63,447,534

                   Class B Common Stock           94,255

















                               MOLEX INCORPORATED
                                    FORM 10-Q
                                DECEMBER 31, 1996
                                      INDEX


                                                                      Page
                                                                      ----

    PART I - FINANCIAL INFORMATION

    Item 1.   Financial Information - Unaudited

              Condensed Consolidated Balance Sheets --                 2
              December 31, 1996 and June 30, 1996

              Condensed Consolidated Statements of Income --           3
              Three Months and Six Months Ended
              December 31, 1996 and 1995

              Condensed Consolidated Statements of Cash Flows --       4
              Six Months Ended December 31, 1996 and 1995

              Notes to Condensed Consolidated Financial Statements     5

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations            7



    PART II - OTHER INFORMATION                                       11

                                               MOLEX INCORPORATED
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited - In Thousands)

                               ASSETS
                               ------
                                                                 Dec. 31,        June 30,
                                                                    1996           1996
    CURRENT ASSETS:                                              ---------      ---------
       Cash and cash equivalents                                $  183,519     $  242,779
       Marketable securities                                        92,242         39,883
       Accounts receivable - net                                   305,518        274,031
       Inventories                                                 155,835        147,612
       Other current assets                                         36,963         30,284
                                                                 ---------      ---------
             Total current assets                                  774,077        734,589

    PROPERTY, PLANT AND EQUIPMENT - NET                            635,552        613,125

    OTHER ASSETS                                                   105,389        113,285
                                                                 ---------      ---------
                                                                $1,515,018     $1,460,999
                                                                 =========      =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

    CURRENT LIABILITIES:
       Accounts payable                                          $ 126,870     $  127,557
       Accrued expenses                                             96,397         93,104
       Other current liabilities                                    57,578         54,521
                                                                 ---------      ---------
             Total current liabilities                             280,845        275,182

    DEFERRED ITEMS                                                  16,746         13,977
    ACCRUED POSTRETIREMENT BENEFITS                                 32,130         30,401
    LONG-TERM DEBT, less portion due currently                       7,264          7,450
    MINORITY INTEREST                                                2,841          2,718

    SHAREHOLDERS' EQUITY
       Common stock                                                  6,522          6,508
       Paid-in capital                                             118,698        115,253
       Retained earnings                                         1,062,911        989,928
       Treasury stock                                              (80,543)       (62,726)
       Deferred unearned compensation                              (10,995)       (13,583)
       Cumulative translation adjustments                           78,599         95,891
                                                                 ---------      ---------
             Total shareholders' equity                          1,175,192      1,131,271
                                                                 ---------      ---------
                                                                $1,515,018     $1,460,999
                                                                 =========      =========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  -2-


                                         MOLEX INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited - In Thousands Except per Share)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        -----------------------       -----------------------
                                                        Dec. 31,       Dec. 31,       Dec. 31,       Dec, 31,
                                                          1996           1995           1996           1995
                                                        --------       --------       --------       --------
    NET REVENUE                                         $377,005       $344,483       $736,600       $682,659

    COST OF SALES                                        223,952        207,545        440,721        408,843
                                                        --------       --------       --------       --------
      Gross Profit                                       153,053        136,938        295,879        273,816

    OPERATING EXPENSES:
       Selling                                            40,206         35,621         78,259         71,495
       Administrative                                     52,072         46,871        100,951         94,634
                                                        --------       --------       --------       --------
         Total Operating Expenses                         92,278         82,492        179,210        166,129

       Income from Operations                             60,775         54,446        116,669        107,687

    OTHER INCOME:
       Foreign currency transaction gain (loss)             (281)            50             37            757
       Interest, net                                       2,643          2,807          5,070          5,929
                                                        --------       --------       --------       --------
         Total Other Income                                2,362          2,857          5,107          6,686

    INCOME BEFORE INCOME TAXES                            63,137         57,303        121,776        114,373

    INCOME TAXES                                          22,940         22,246         45,724         44,159
                                                        --------       --------       --------       --------
    NET INCOME                                          $ 40,197       $ 35,057       $ 76,052       $ 70,214
                                                        ========       ========       ========       ========

    EARNINGS PER COMMON SHARE                           $   0.32       $   0.28       $   0.61       $   0.56
                                                        ========       ========       ========       ========

    CASH DIVIDENDS PER COMMON SHARE                     $  0.012       $  0.012       $  0.024       $  0.024
                                                        ========       ========       ========       ========
    WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING
       DURING THE PERIOD                                 125,813        125,828        125,903        125,889
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

                                                   -3-

                                                MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited - In Thousands)

                                                                     SIX MONTHS ENDED
                                                                  -----------------------
                                                                  Dec, 31,       Dec. 31,
                                                                    1996           1995
                                                                  --------       --------
    CASH AND CASH EQUIVALENTS, Beginning of Period                $242,779       $253,552
    CASH AND CASH EQUIVALENTS
       PROVIDED FROM (USED FOR):
     Operations:
       Net income                                                   76,052         70,214
        Add (deduct) non-cash items included in net income:
          Depreciation and amortization                             63,179         58,432
          Amortization of deferred unearned compensation             2,588          2,180
          Loss on sale of property, plant and equipment                 35            204
          Other charges (credits) to net income                     (1,315)         2,039
          Current items:
            Accounts receivable                                    (37,560)         6,291
            Inventories                                            (11,478)       (18,560)
            Prepaid expenses                                        (7,822)        (6,193)
            Accounts payable                                         2,861            (20)
            Accrued expenses                                         6,339            724
            Income taxes                                             3,899            417
                                                                  --------       --------
                NET CASH PROVIDED FROM OPERATIONS                   96,778        115,728
     Investments:
       Purchases of property, plant and equipment                  (96,410)      (109,776)
       Proceeds from sale of property, plant and equipment           1,160            590
       Proceeds from sale of marketable securities               1,055,767        947,428
       Purchase of marketable securities                        (1,109,916)      (950,692)
       Decrease (Increase) in other assets                           6,527         (8,948)
                                                                  --------        --------
                NET CASH USED FOR INVESTMENTS                     (142,872)      (121,398)

     Financing:
       Increase in long-term debt                                       54            272
       Decrease in long-term debt                                      (64)          (898)
       Cash dividends paid                                          (3,065)        (2,464)
       Purchase of treasury stock                                  (10,571)       (24,992)
       Disposition of treasury stock                                   244            410
       Exercise of stock options                                     2,865          1,713
                                                                  --------       --------
                NET CASH USED FOR FINANCING                        (10,537)       (25,959)

    EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS                                     (2,629)       (19,434)
                                                                  --------       --------
                                                                   (59,260)       (51,063)
                                                                  --------       --------
    CASH AND CASH EQUIVALENTS, End of Period                      $183,519       $202,489
                                                                  ========       ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            -4-




                                 MOLEX INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        (1) Condensed Consolidated Financial Statements

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



        (2)  Earnings per Common Share

        On February 10, 1997 The Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. The dividend is payable on April 25, 1997 to shareholders of record on March 31, 1997. One quarter (1/4) share of Common Stock will be paid for each share of Common Stock and Class B Common Stock outstanding, and one quarter (1/4) share of Class A Common Stock will be paid for each share of Class A Common Stock. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

        Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended December 31, 1996 and 1995, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents, as they do not have a material dilutive effect after applying the treasury stock method.

        (3) Inventories

        Inventories are valued at the lower of first-in, first-out cost or market.

        Inventories, in thousands of dollars, consisted of the following:

                                           Dec. 31,       June 30,
                                             1996           1996

        Raw Materials                      $ 35,842       $ 33,841
        Work in Process                      57,659         54,687
        Finished Goods                       62,334         59,084
                                           --------       --------
                                           $155,835       $147,612
                                           ========       ========
        (4)  Reclassifications

        Certain prior year amounts have been reclassified in the condensed consolidated financial statements to conform to their current year classifications.

                                 MOLEX INCORPORATED

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        Consolidated net revenues were $377.0 million for the quarter ended December 31, 1996, increasing 9.4 percent over net revenues for the corresponding quarter of the prior fiscal year. For the six months ended December 31, 1996, net revenues were $736.6 million, a 7.9 percent increase from the same period a year ago. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenues by $14.5 million for the quarter. Excluding the effects of currency fluctuation, growth in net revenues would have been 13.7 percent for the quarter and 12.5 percent for the six months ended December 31, 1996.

        Management believes that Molex has continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions with the exception of Europe experienced local currency growth in excess of 10 percent for the quarter and the six months ended December 31, 1996.

        Far East South net revenues for the quarter ended December 31, 1996 increased 23.9 percent in U.S. dollars and 24.1 percent in local currencies. For the six months ended December 31, 1996, the percentage of growth over the same period in the prior year was
        21.4 percent in U.S. dollars and 22.0 percent in local currencies. Sales in this region remain strong due to continued demand for personal computers and related peripheral products.

        For the three months ended December 31, 1996, revenues in the Americas region increased 14.5 percent in U.S. dollars and 15.1 percent in local currency over the same quarter in the prior year. For the six months ended December 31, 1996, the percentage of growth over the same period in the prior year was 14.4 percent in U.S. dollars and 15.5 percent in local currency. Increased customer sales to the automotive market and strong sales of communications products continue to drive revenue growth in this region.

        Net revenues in the Far East North increased 9.8 percent in U.S. dollars for the quarter compared to the same period in the prior year and increased 23.0 percent in local currencies. For the six months ended December 31, 1996, the percentage of growth over the same period in the prior year was 3.4 percent in U.S. dollars and
        16.6 percent in local currencies. Improvement in the overall Japanese economy has created increased demand for interconnection products in the region and the weaker value of the Japanese Yen has resulted in stronger demand for Japanese products outside the region.

        In Europe, net revenues declined 2.7 percent in U.S. dollars but increased 1.5 percent in local currency over the same quarter in the prior year. For the six months ended December 31, 1996, net revenues decreased 7.0 percent in U.S. dollars and 3.4 percent in local currency over the same period in the prior year. Demand continues to be soft within the region due to difficult economic conditions in several European countries, although some improvement was seen during the quarter ended December 31, 1996.

        For the six months ended December 31, 1996, 68 percent of Molex's worldwide net revenues were generated from its international operations, compared to 69 percent for the same period during the prior fiscal year. Strong sales to the automotive and telecommunications industries have increased the Company's U.S. domestic revenue during the six months ended December 31, 1996 compared to the same period in the prior year. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

        The gross profit percentage of 40.6 percent and 40.2 percent for the quarter and six months ended December 31, 1996, respectively, increased from 39.8 percent and 40.1 percent reported for the quarter and six months ended December 31, 1995, respectively. These improvements were primarily due to improvements in the U.S. automotive programs.

        Operating expenses as a percent of net revenue for the six months ended December 31, 1996 improved slightly from the same period a year ago, reflecting continued management focus on the control of expenses.

        Foreign currency transaction gains and losses did not significantly impact net income in the quarter or year-to-date.

        Interest income, net of interest expense, decreased 5.9 percent for the quarter ended December 31, 1996 and 14.5 percent for the six months ended December 31, 1996 when compared to the same period in the prior year. The decrease reflects the lower average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

        The effective tax rate was 36.3 percent and 37.5 percent for the quarter and six months ended December 31, 1996, respectively, as compared to 38.8 percent and 38.5 percent for the same respective periods in the prior fiscal year. This decrease is primarily caused by increased pretax profitability in countries with lower effective tax rates.
                                       - 8 -












        Net income for the quarter was $40.2 million or 32 cents per share, a 14.7 percent increase compared with $35.1 million or 28 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 19.2 percent over the same quarter last fiscal year. For the six months ended December 31, 1996, net income was $76.1 million or 61 cents per share, an 8.3 percent increase compared to $70.2 million or 56 cents per share for the same period in the prior fiscal year. Excluding the effects of currency fluctuations, net income for the six months increased 13.2 percent over the prior fiscal year.

        On February 10, 1997 The Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. The dividend is payable on April 25, 1997 to shareholders of record on March 31, 1997. One quarter (1/4) share of Common Stock will be paid for each share of Common Stock and Class B Common Stock outstanding, and one quarter (1/4) share of Class A Common Stock will be paid for each share of Class A Common Stock. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

        LIQUIDITY AND CAPITAL

        Molex's balance sheet continues to be quite strong.
        Working capital at December 31, 1996 was $493.2 million, an increase from the $459.4 million at June 30, 1996.

        The Company purchased 400,000 shares of common stock for the treasury during the quarter, for a total of 619,000 shares purchased during the six months ended December 31, 1996.

        Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.


        OUTLOOK

        The prospects for the remainder of fiscal 1997 continue to look promising. To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $215 million in capital expenditures and $90 million in research and development during the fiscal year ending June 30, 1997.

        Management believes the Company is well positioned to continue growing faster than the overall connector industry. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

        FORWARD LOOKING STATEMENT

        This document contains various forward looking statements. Statements that are not historical are forward looking statements and are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rate changes, technology changes, patent issues, litigation results, legal and regulatory developments, and other risks and uncertainties described in documents filed with the Securities and Exchange Commission.

        Part II - Other Information





        Items 1 - 3.   Not Applicable


        Item 4.        Submission of Matters to a Vote of Security Holders

                       At the Annual Meeting of Stockholders held on October 25, 1996, the following directors were elected to hold office for the coming year:
                       Frederick A. Krehbiel, J.H. Krehbiel, Jr., Fred L. Krehbiel, Robert J. Potter, Edgar D. Jannotta, Donald G. Lubin, Masahisa Naitoh, Michael J. Birck.


        Items 5.       Other Information

                       On February 10, 1997, Douglas K. Carnahan was appointed as a Director of Molex Incorporated.
                       Mr. Carnahan is a Senior Vice President of Hewlett-Packard Company and General Manager of the company's Measurement Systems Organization. His election expands the Molex Board to nine directors.

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





        Date    February 14, 1997                /s/ ROBERT B. MAHONEY
                -----------------               --------------------
                                                Robert B. Mahoney
                                                Corporate Vice President
                                                and Treasurer


        Date    February 14, 1997                /s/ LOUIS A. HECHT
                -----------------               --------------------
                                                Louis A. Hecht
                                                Corporate Secretary and
                                                General Counsel