Form 10-Q
period 1997-03-31
MOLEX INC
filed 1997-05-21
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended          March 31, 1997
                                        -------------------------
    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------- SECURITIES EXCHANGE ACT OF 1934
                                       ----------------------

                           Commission File Number 0-7491


                               MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      36-2369491
    ----------------------------                     -----------------
    (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

    2222 Wellington Court, Lisle, Illinois                  60532
    -----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:  630-969-4550



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       X                  No
                         --------                  ---------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 1997, as restated for the February 1997 stock dividend:

                      Common Stock               61,825,159

                      Class A Common Stock       63,452,275

                      Class B Common Stock           94,255












                                 MOLEX INCORPORATED
                                     FORM 10-Q
                                   MARCH 31, 1997
                                       INDEX



                                                                      Page
                                                                      ----

                           PART I - FINANCIAL INFORMATION

    Item 1.      Financial Information - Unaudited

                 Condensed Consolidated Balance Sheets --               2
                 March 31, 1997 and June 30, 1996

                 Condensed Consolidated Statements of Income --         3
                 Three Months and Nine Months Ended
                 March 31, 1997 and 1996

                 Condensed Consolidated Statements of Cash Flows --     4
                 Nine Months Ended March 31, 1997 and 1996

                 Notes to Condensed Consolidated Financial Statements   5

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7



                           PART II - OTHER INFORMATION                11

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                             March 31,       June 30,
                                                                1997           1996
CURRENT ASSETS:                                              ---------      ---------
   Cash and cash equivalents                                $  183,519      $ 242,779
   Marketable securities                                        92,242         39,883
   Accounts receivable - net                                   306,471        274,031
   Inventories                                                 146,167        147,612
   Other current assets                                         33,825         30,284
                                                             ---------      ---------
         Total current assets                                  785,435        734,589

PROPERTY, PLANT AND EQUIPMENT - NET                            630,804        613,125

OTHER ASSETS                                                   102,374        113,285
                                                             ---------      ---------
                                                            $1,518,613     $1,460,999
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $ 135,032     $  127,557
   Accrued expenses                                            107,893         93,104
   Other current liabilities                                    53,614         54,521
                                                             ---------      ---------
         Total current liabilities                             296,539        275,182

DEFERRED ITEMS                                                  15,408         13,977
ACCRUED POSTRETIREMENT BENEFITS                                 28,154         30,401
LONG-TERM DEBT, less portion due currently                       7,952          7,450
MINORITY INTEREST                                                2,916          2,718

SHAREHOLDERS' EQUITY
   Common stock                                                  6,586          6,508
   Paid-in capital                                             119,804        115,253
   Retained earnings                                         1,088,569        989,928
   Treasury stock                                              (79,257)       (62,726)
   Deferred unearned compensation                              ( 9,700)       (13,583)
   Cumulative translation adjustments                           41,642         95,891
                                                             ---------      ---------
         Total shareholders' equity                          1,167,644      1,131,271
                                                             ---------      ---------
                                                            $1,518,613     $1,460,999
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              -2-


                                     MOLEX INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - In Thousands Except per Share)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    -----------------------       -----------------------
                                                    March 31,      March 31,      March 31,      March 31,
                                                      1997           1996           1997           1996
                                                    --------       --------       --------       --------
NET REVENUE                                         $387,053     $  347,065     $1,123,653     $1,029,724

COST OF SALES                                        228,712        208,771        669,433        617,614
                                                    --------       --------       --------       --------
  Gross Profit                                       158,341        138,294        454,220        412,110

OPERATING EXPENSES:
   Selling                                            38,526         36,130        116,785        107,625
   Administrative                                     54,861         47,518        155,812        142,152
                                                    --------       --------       --------       --------
     Total Operating Expenses                         93,387         83,648        272,597        249,777

   Income from Operations                             64,954         54,646        181,623        162,333

OTHER INCOME:
   Foreign currency transaction loss                     751            540            789          1,297
   Interest                                            2,260          2,179          7,329          8,108
                                                    --------       --------       --------       --------
     Total Other Income                                3,011          2,719          8,118          9,405

INCOME BEFORE INCOME TAXES                            67,965         57,365        189,741        171,738

INCOME TAXES                                          24,774         21,242         70,499         65,401
                                                    --------       --------       --------       --------
NET INCOME                                          $ 43,191       $ 36,123       $119,242       $106,337
                                                    ========       ========       ========       ========

EARNINGS PER COMMON SHARE                           $   0.34       $   0.29       $   0.95       $   0.84
                                                    ========       ========       ========       ========

CASH DIVIDENDS PER COMMON SHARE                     $ 0.0120       $ 0.0120       $ 0.0360       $ 0.0360
                                                    ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                                 125,508        125,871        125,766        125,903
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                NINE MONTHS ENDED
                                                              -----------------------
                                                              March 31,      March 31,
                                                                1997           1996
                                                              --------       --------
CASH AND CASH EQUIVALENTS, Beginning of Period                $242,779       $253,552
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                  119,243        106,337
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             93,500         88,704
      Amortization of deferred unearned compensation             3,883          3,092)
      (Gain) loss on sale of property, plant and equipment                       (134)
      Other charges to net income                               (1,227)         1,058
    Current items:
      Accounts receivable                                      (50,604)        (9,472)
      Inventories                                                1,176        (17,062)
      Prepaid expenses                                          (6,190)        (7,966)
      Accounts payable                                          18,714         (2,130)
      Accrued expenses                                          19,051          9,156
      Income taxes                                                 417          8,291
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  114,980        100,216
 Investments:
   Purchases of property, plant and equipment                 (109,776)       (74,749)
   Proceeds from sale of property, plant and equipment             590          1,069
   Proceeds from sale of marketable securities                  (8,948)        (9,152)
   Purchase of marketable securities                            (3,264)        (5,826)
   Increase in other assets
                                                              --------        --------
            NET CASH USED FOR INVESTMENTS                     (121,398)       (87,923)

 Financing:
   Increase in long-term debt                                      272             -
   Decrease in long-term debt                                     (898)          (185)
   Cash dividends paid                                          (2,464)        (1,387)
   Purchase of treasury stock                                  (24,992)            -
   Disposition of treasury stock                                 1,158            934
   Exercise of stock options                                     1,713            991
                                                              --------       --------
            NET CASH USED FOR FINANCING                        (25,211)           353

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                    (19,434)          (820)
                                                              --------       --------
                                                               (51,063)        11,826
                                                              --------       --------
CASH AND CASH EQUIVALENTS, End of Period                      $202,489       $231,772
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        -4-






                                 MOLEX INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    (1) Consolidated Financial Statements

    The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented.
    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1996 Annual Report to Shareholders and the 1996 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

    (2)  Earnings per Common Share

    On February 10, 1997, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Common Stock was paid on April 25, 1997 to shareholders of record as of March 31, 1997 for each share of Common Stock and Class B Common Stock outstanding. In addition, one quarter (1/4) share of Class A Common Stock was distributed for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

    Earnings per common share (including Common Stock, Class A Common Stock and Class B Common Stock) have been computed using the weighted average number of common shares outstanding during the periods. For the periods ended March 31, 1997 and 1996, the shares shown as outstanding in the Condensed Consolidated Statements of Income do not require adjustments for common stock equivalents.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share, which the Company must adopt in its fiscal 1997 quarter ended December 31, 1997, SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic earnings per share presents net income available to common shareholders on a per share basis based only upon the number of common shares outstanding without consideration of dilutive securities. Diluted earnings per share presents the same information after giving effect to all dilutive securities. Basic and fully diluted earnings per share for the quarter ended March 31, 1997 under the new presentation requirements prescribed in SFAS No. 128 would not be materially different than the primary earnings per share amount presented in the Condensed Consolidated Statement of Income.

    (3)  Reclassifications

    Certain reclassifications have been made to the prior year's financial statements in order to conform to the 1997 classifications.

    (4)  Inventories

    Inventories are valued at the lower of first-in, first-out cost or market.

    Inventories, in thousands of dollars, consisted of the following:

                                               March 31,        June 30,
                                                 1997            1996

    Raw Materials                             $ 29,234         $ 33,841
    Work in Process                             52,620           54,687
    Finished Goods                              64,313           59,084
                                              --------         ---------
                                              $146,167         $147,612
                                              ========         =========

                               MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    Consolidated net revenues were $387.1 million for the quarter ended March 31, 1997, increasing 11.5 percent over net revenues for the corresponding quarter of the prior fiscal year. For the nine months ended March 31, 1997, net revenues were $1,123.7 million, a 9.1 percent increase from the same period a year ago. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenues by $19.5 million for the quarter. Excluding the effects of currency fluctuation, growth in net revenues would have been 17.1 percent for the quarter and 14.1 percent for the nine months ended March 31, 1997.

    Management believes that Molex has continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions, except Europe, experienced local currency growth in excess of 10 percent for the quarter and the nine months ended March 31, 1997.

    Far East South net revenues for the quarter ended March 31, 1997 increased 19.6 percent in U.S. dollars and 19.8 percent in local currencies over the same period in the prior year. For the nine months ended March 31, 1997, the percentage of growth over the same period in the prior year was 20.8 percent in U.S. dollars and 21.3 percent in local currencies. Sales in this region remain strong due to continued demand for personal computers and related peripheral products.

    For the three months ended March 31, 1997, revenues in the Americas region increased 15.9 percent in U.S. dollars and 16.3 percent in local currencies over the same quarter in the prior year. For the nine months ended March 31, 1997, the percentage of growth over the same period in the prior year was 14.9 percent in U.S. dollars and 15.8 percent in local currencies. Increased customer sales to the automotive market and strong sales of telecommunications products continue to drive revenue growth in this region.

    Net revenues in the Far East North increased 7.9 percent in U.S. dollars for the quarter compared to the same period in the prior year and increased 24.5 percent in local currencies. For the nine months ended March 31, 1997, the percentage of growth over the same period in the prior year was 4.8 percent in U.S. dollars and 19.1 percent in local currencies. Improvement in the overall Japanese economy has created stronger demand for interconnection products in this region.

    In Europe, net revenues increased 11.2 percent in U.S. dollars and increased 20.2 percent in local currencies over the same quarter in the prior year. For the nine months ended March 31, 1997, net revenues decreased 0.9 percent in U.S. dollars and increased 4.5 percent in local currencies over the same period in the prior year. Strong sales of telecommunications products drove revenue growth for the quarter.

    For the nine months ended March 31, 1997, 69 percent of Molex's worldwide net revenues were generated from its international operations, compared to 68 percent for the same period during the prior fiscal year. Strong sales to the automotive and telecommunications industries have increased the Company's U.S. domestic revenue during the nine months ended March 31, 1997 compared to the same period in the prior year. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

    The gross profit percentage of 40.9 percent and 40.4 percent for the quarter and nine months ended March 31, 1997, respectively, increased from 39.8 percent and 40.0 percent reported for the quarter and nine months ended March 31, 1996, respectively. These improvements were primarily due to improvements in the U.S. automotive programs.

    Operating expenses as a percent of net revenue for the nine months ended March 31, 1997 did not change as compared to the same period a year ago.

    Foreign currency transaction gains were $0.8 million for the nine months ended March 31, 1997 compared to the $1.3 million in the same period of the prior year.

    Interest income, net of interest expense, increased 3.7 percent for the quarter ended March 31, 1997 but decreased 9.6 percent for the nine months ended March 31, 1997 when compared to the same period in the prior year. The decrease reflects the lower average interest rates in countries where Molex has significant short-term investments. Interest expense has remained relatively unchanged from the prior year.

    The effective tax rate was 36.4 percent and 37.1 percent for the quarter and nine months ended March 31, 1997, respectively, as compared to 37.0 percent and 38.0 percent for the same respective periods in the prior fiscal year. This decrease is primarily caused by increased pretax profitability in countries with lower effective tax rates.

    Net income for the quarter was $43.2 million or 34 cents per share (reflecting the 25% stock dividend), a 19.6 percent increase compared with $36.1 million or 29 cents per share for the same quarter last fiscal year. Excluding the effects of currency fluctuations, net income for the quarter increased 25.0 percent over the same quarter last fiscal year. For the nine months ended March 31, 1997, net income was $119.2 million or 95 cents per share, a 12.1 percent increase compared to $106.3 million or 84 cents per share for the same period in the prior fiscal year. Excluding the effects of currency fluctuations, net income for the nine months increased 17.2 percent over the prior fiscal year.

    LIQUIDITY AND CAPITAL

    Molex's balance sheet continues to be exceptionally strong. Working capital at March 31, 1997 was $488.9 million, an increase from the $459.4 million at June 30, 1996.

    The Company purchased 419,000 shares of common stock for the treasury during the quarter, for a total of 1,038,000 shares purchased during the nine months ended March 31, 1997.

    Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.


    OUTLOOK

    The prospects for the remainder of fiscal 1997 continue to look promising. To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $215 million in capital expenditures and $90 million in research and development for the fiscal year ending June 30, 1997.

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



    Date    May 15, 1997                         /s/ ROBERT B. MAHONEY
            -----------------                    --------------------
                                                 Robert B.  Mahoney
                                                 Corporate Vice President
                                                 and Treasurer


    Date    May 15, 1997                         /s/ LOUIS A. HECHT
            -----------------                    --------------------
                                                 Louis A.  Hecht
                                                 Corporate Secretary and
                                                 General Counsel