Form 10-Q/A
period 1997-03-31
MOLEX INC
filed 1997-06-27
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q/A

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












                                 MOLEX INCORPORATED
                                     FORM 10-Q/A
                                   MARCH 31, 1997
                                       INDEX



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

                                           MOLEX INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited - In Thousands)

                           ASSETS
                           ------
                                                             March 31,       June 30,
                                                                1997           1996
CURRENT ASSETS:                                              ---------      ---------
   Cash and cash equivalents                                $  186,178      $ 242,779
   Marketable securities                                       112,794         39,883
   Accounts receivable - net                                   306,471        274,031
   Inventories                                                 146,167        147,612
   Other current assets                                         33,825         30,284
                                                             ---------      ---------
         Total current assets                                  785,435        734,589

PROPERTY, PLANT AND EQUIPMENT - NET                            630,804        613,125

OTHER ASSETS                                                   102,374        113,285
                                                             ---------      ---------
                                                            $1,518,613     $1,460,999
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

                                               -3-

                                            MOLEX INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited - In Thousands)

                                                                NINE MONTHS ENDED
                                                              -----------------------
                                                              March 31,      March 31,
                                                                1997           1996
                                                              --------       --------
CASH AND CASH EQUIVALENTS, Beginning of Period                $242,779       $253,552
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                  119,243        106,337
    Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             93,500         88,704
      Amortization of deferred unearned compensation             3,883          3,092

      Other charges to net income                               (1,227)           924
    Current items:
      Accounts receivable                                      (50,604)        (9,472)
      Inventories                                                1,176        (17,062)
      Prepaid expenses                                          (6,190)        (7,968)
      Accounts payable                                          18,714         (2,130)
      Accrued expenses                                          19,051          9,156
      Income taxes                                               1,258         (8,617)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  198,804        162,964
 Investments:
   Purchases of property, plant and equipment                 (148,601)      (160,918)
   Proceeds from sale of property, plant and equipment           1,189          2,645
   Proceeds from sale of marketable securities               1,655,523      1,447,559
   Purchase of marketable securities                        (1,725,050)    (1,453,726)
   Increase in other assets                                      4,603         (3,656)
                                                              --------        --------
            NET CASH USED FOR INVESTMENTS                     (212,336)      (168,096)

 Financing:
   Increase in long-term debt                                      654            269
   Decrease in long-term debt                                     ( 64)          (926)
   Cash dividends paid                                          (4,582)        (3,972)
   Purchase of treasury stock                                  (23,507)       (24,992)
   Disposition of treasury stock                                   640          1,566
   Exercise of stock options                                     3,680          2,783
                                                              --------       --------
            NET CASH USED FOR FINANCING                        (23,179)       (25,272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                    (19,890)       (24,039)
                                                              --------       --------


CASH AND CASH EQUIVALENTS, End of Period                      $186,178       $199,109
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