Form 10-K
period 1997-06-30
MOLEX INC
filed 1997-09-26
CIK 67472

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 1997 Commission File number 0-7491

                             MOLEX INCORPORATED
           (Exact name of registrant as specified in its charter)


            Delaware                                        36-2369491
----------------------------------                      ---------------------
   (State or other jurisdiction of                       (I.R.S.  Employer
   incorporation or organization)                        Identification No.)


2222 Wellington Court,   Lisle,   Illinois                     60532
------------------------------------------              ---------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (630)  969-4550
                                                        ---------------------

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

     Common Stock, par value $0.05
     -----------------------------

     Class A Common Stock, par value, $0.05
     --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No
                                                 -----      -----

     On August 29, 1997, the following numbers of shares of the Company's common stock were outstanding:

                                Common Stock            66,109,049
                                Class A Common Stock    65,658,158
                                Class B Common Stock       94,255


     The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $1.3 billion.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended June 30, 1997, are incorporated by reference into Parts I, II and IV of this report.

     Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 24, 1997 are incorporated by reference into Part III of this report.

     Index to Exhibits listed on Pages 21 through 22.
                                      1

                              TABLE OF CONTENTS



Part I                                                                     Page
                                                                           ----
        Item 1.  Business                                                    3
        Item 2.  Properties                                                  8
        Item 3.  Legal Proceedings                                           9
        Item 4.  Submission of Matters to a Vote of Security Holders         9
                 Executive Officers of the Registrant                       10

Part II

        Item 5.  Market for the Registrant's Common Equity and              12
                 Related Stockholder Matters
        Item 6.  Selected Financial Data                                    13
        Item 7.  Management's Discussion and Analysis of Financial          13
                 Condition and Results of Operations
        Item 8.  Financial Statements and Supplementary Data                13
        Item 9.  Changes in and Disagreements with Accountants on           14
                 Accounting and Financial Disclosure

Part III

        Item 10.  Directors and Executive Officers of the Registrant        14
        Item 11.  Executive Compensation                                    14
        Item 12.  Security Ownership of Certain Beneficial Owners           14
                  and Management.
        Item 13.  Certain Relationships and Related Transactions            14

Part IV

        Item 14.  Exhibits, Financial Statement Schedules, and Reports      15
                  on Form 8-K

Statements of Changes in Shares Outstanding                                 17
Schedule II - Valuation and Qualifying Accounts                             18
Independent Auditors' Report on Schedule                                    19
Signature Page                                                              20

Index to Exhibits                                                           21

                                     PART I



ITEM 1 - BUSINESS


                      GENERAL DEVELOPMENT OF THE BUSINESS

Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.

                     GENERAL DESCRIPTION OF THE BUSINESS

Molex is a leading manufacturer of electronic, electrical and fiber optic interconnection products and systems; switches; and application tooling. Molex operates 47 plants in 21 countries and employs 12,000 people worldwide. More than 67% of Fiscal 1997 sales were generated from products manufactured and sold outside the U.S.

Molex serves original equipment manufacturers in industries that include automotive, computer, business equipment, consumer products, telecommunications and premise wiring. Molex offers more than 100,000 products to customers primarily through direct sales people and authorized distributors. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated at $27.1 billion*. With a 5.7% market share, Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

Molex conducts business in one industry segment: the manufacture and sale of electrical components. The Company designs, manufactures, and distributes electrical and electronic devices such as terminals, connectors, planer cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes and mechanical and electronic switches. Crimping machines and terminal inserting equipment (known as "application tooling") are offered on a lease or purchase basis to the Company's customers for the purpose of applying the Company's components to the customers' products. Net revenue from application tooling constitutes approximately 1% of the Company's net revenues. Molex products are designed for use in a broad range of electrical and electronic applications as set forth below:

* Source: Fleck International

                                              Percentage of
                                               Fiscal 1997
          Market                              Net Revenue                                      Products
         ------                               -------------                                    --------
Computer/business equipment/                       51%                       Computers, peripheral telecommunications equipment,
                                                                             calculators, copiers, pagers and dictation equipment

Consumer Products                                  25%                       Televisions, stereo high fidelity systems, compact
                                                                             disc players, video tape recorders, camcorders,
                                                                             electronic games, microwave ovens, refrigerators,
                                                                             freezers, dishwashers, disposals and air conditioners

Automotive                                         15%                       Automobiles, trucks, recreational vehicles and farm
                                                                             equipment

Other                                               9%                       Electronic medical equipment, vending machines,
                                                                             security equipment and modular office furniture and
                                                                             premise wiring

The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including Apple, AT&T, Canon, Compaq, Delco, Ford, Hewlett Packard, IBM, JVC, Matsushita, Motorola, Philips, Sony, Thomson, Toshiba, and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 1997, 1996 or 1995. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers towards the use of fewer vendors.

In the United States and Canada, the Company sells its products primarily through direct sales engineers and industrial distributors. Internationally, Molex sells primarily through its own sales organizations in Japan, Hong Kong, Singapore, Taiwan, Republic of Korea, Malaysia, Thailand, China, Australia, England, Italy, Ireland, France, Spain, Germany, the Netherlands, Switzerland, Poland, Sweden, Norway, Denmark, South Africa, India, Canada, Mexico and Brazil.

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

Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 47 manufacturing facilities in 21 countries on six continents.

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


                               PATENTS/TRADEMARKS

As of June 30, 1997, the Company owned 633 United States patents and had 198 patent applications on file with the United States Patent Office. The Company also has 1,629 corresponding patents issued and 2,486 applied for in other countries as of June 30, 1997. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.


                                    BACKLOG

The backlog of unfilled orders at June 30, 1997 was approximately $261.1 million; this compares to $225.7 million at June 30, 1996. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                            RESEARCH AND DEVELOPMENT

Molex incurred total research and development costs of $89.5 million in 1997, $85.5 million in 1996, and $78.1 million in 1995. The Company incurred costs relating to obtaining patents of $5.6 million in 1997, $6.7 million in 1996, and $4.9 million in 1995 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.

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


                                   EMPLOYEES

As of June 30, 1997, the Company employed 12,000 people worldwide. The Company believes its relations with its employees are favorable.


                            INTERNATIONAL OPERATIONS

The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 1997 was approximately 67% of consolidated net revenue.

The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 10 on page 40 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2 - PROPERTIES

     Molex owns and leases manufacturing, warehousing and office space in over 110 locations around the world. The total square footage of these facilities is presented below:

                 Owned              Leased              Total
                 -----              ------              -----

               3,478,773           469,960             3,948,733

     The leases are of varying terms with expirations ranging from fiscal 1997 through fiscal 2025. The leases in aggregate are not considered material to the financial position of the Company.

     The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

     A listing of principal manufacturing facilities is presented below:


     AUSTRALIA                        IRELAND                 REPUBLIC OF KOREA
      Melton, Victoria                 Millstreet Town         Ansan City (2)
                                       Shannon
     BRAZIL                                                   SINGAPORE
      Manaus                          ITALY                    Jurong Town
      Seo Paulo                        Padova
                                                              SOUTH AFRICA
                                                               Midrand
     CANADA                           JAPAN
      Scarborough, Ontario             Kagoshima
                                       Okayama                TAIWAN
     CHINA (P.R.C.)                    Shioya                  Taipei
      Dongguan                         Shizuoka Shanghai
                                       Yamato                 THAILAND
                                                               Bangkok
     ENGLAND                          MALAYSIA
      Bordon                           Prai, Penang           UNITED STATES
      Southhampton                                             North Little Rock, Arkansas
                                      MEXICO                   Maumelle, Arkansas
     FRANCE                            Guadalajara             Menlo Park, California
      Chateau Gontier                  Magdalena               Orange, California Nogales
                                                               Pinellas Park, Florida
     GERMANY                                                   St. Petersburg, Florida
      Biberach                        POLAND                   Downers Grove, Illinois
      Ettlingen                        Starogard               Lisle, Illinois (2)
                                                               Naperville, Illinois
     INDIA                            PUERTO RICO              Lincoln, Nebraska (3)
      Bangalore                        Ponce (2)               Manchester, New Hampshire


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

                                                                                                           Year
                                                                                                         Employed
                                       Positions Held with Registrant                                       by
      Name                             During the Last Five Years                   Age                  Registrant
      ----                             ------------------------------               ---                  ----------
Frederick A. Krehbiel(a)               Chairman (1993-); Chief                       56                   1965(b)
                                       Executive Officer (1988-);
                                       Vice Chairman (1988-1993).

John H. Krehbiel, Jr.(a)               President (1975-); Chief                      60                   1959(b)
                                       Operating Officer (1996-).

J. Joseph King                         Executive Vice President
                                       (1996-); Group Vice President-                53                   1975
                                       International Operations (1988-
                                       1996).

Raymond C. Wieser                      Senior Vice President, Americas
                                       Region (1996-); Corporate Vice
                                       President and President,                      59                   1965(b)
                                       Commercial Division-U.S.
                                       Operations (1994-1996);
                                       Group Vice President-
                                       U.S. Operations (1989-1994).

Robert B. Mahoney                      Corporate Vice President,                     44                   1995
                                       Treasurer and Chief Financial
                                       Officer (1996-).

Ronald L. Schubel                      Corporate Vice President (1982-)              54                   1981
                                       and Regional President, Far East
                                       South (1994-); President,
                                       Commercial Division-U.S. Operations
                                       (1982-1994).


                                                                                                          Year
                                                                                                        Employed
                                       Positions Held with Registrant                                      by
      Name                             During the Last Five Years                   Age                 Registrant
      ----                             ------------------------------               ---                  ----------
Werner W. Fichtner                     Corporate Vice President                      54                    1981
                                       (1987-) and Regional President,
                                       Europe (1981-).

Goro Tokuyama                          Corporate Vice President                      63                    1985
                                       (1990-), Regional President,
                                       Far East North (1988-) and
                                       President of Molex Japan Co.,
                                       Ltd. (1985-).

Martin P. Slark                        Corporate Vice President                      42                    1976
                                       (1990-) and Regional President,
                                       Americas (1996-); Regional
                                       President, U.S. (1994-1996);
                                       Regional President, Far East
                                       South (1988-1994).

James E. Fleischhacker                 Corporate Vice President                      53                    1984
                                       (1994-) and President,
                                       DataComm Division Americas
                                       (1989-).

Kathi M. Regas                         Corporate Vice President                      41                    1985
                                       (1994-); Director, Human
                                       Resources-U.S. Operations
                                       (1989-1994).

Louis A. Hecht                         Corporate Secretary (1977-)                   53                    1974
                                       and General Counsel (1975-).

__________________________________________________________________________

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

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


  (a) Molex is traded on the National Market System of the NASDAQ in the United States & and on the London Stock Exchange. The information set forth under the captions
  (b) "Financial Highlights" and "Fiscal 1997, 1996, and 1995 by Quarter (Unaudited)" in the foldout and page 41, respectively, of the 1997 Annual Report to Shareholders is incorporated herein by reference.

  (c) The following table presents quarterly dividends per common share for the last two fiscal years. The fiscal 1997 and 1996 dividends per share have been restated for the February, 1997 25% stock dividend.

                                                               Class A
                          Common Stock                      Common Stock

                 Fiscal 1997       Fiscal 1996      Fiscal 1997     Fiscal 1996
                 -----------       -----------      -----------     -----------
Quarter Ended -

 September 30,       0.0120            0.0120            0.0120          0.0120

 December 31,        0.0120            0.0120            0.0120          0.0120

 March 32,           0.0150            0.0120            0.0150          0.0120

 June 30,            0.0150            0.0120            0.0150          0.0120
                     ------            ------            ------          ------
         Total       0.0540            0.0480            0.0540          0.0480
                     ======            ======            ======          ======


     Cash dividends on Common Shares have been paid every year since 1977.

     A description of the Company's Common Stock appears in footnote 3 on page 36 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

     On June 6, 1997, the Company issued 59,477 shares of Class A Common Stock to holders of a class of securities in a subsidiary of the Company in exchange for all of the shares of that class of securities owned by such holders. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder in that the issuance to this limited group of sophisticated investors did not involve a public offering.

ITEM 6 - SELECTED FINANCIAL DATA

     The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years ended June 30, 1997) on page 23 of the 1997 Annual Report to Shareholders is incorporated herein by reference.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 24 through 27 of the 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company set forth on pages 30 through 40 of the 1997 Annual Report to Shareholders and the independent auditors' report set forth on page 29 of the 1997 Annual Report to Shareholders are incorporated herein by reference:

         Independent Auditors' Report

         Consolidated Balance Sheets - June 30, 1997 and 1996

         Consolidated Statements of Income for the years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements


     The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 1997, 1996, and 1995 by Quarter (Unaudited)" on page 41 of the 1997 Annual Report to Shareholders, is incorporated herein by reference.

     The statement of changes in shares outstanding appears on Page 17 of this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.


                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 24, 1997 (the "Company's 1997 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.


ITEM 11 - EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the captions "Election of Directors,"
     "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1997 Proxy Statement is herein incorporated by reference.

                                       PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)  1. Financial Statements

        The following consolidated financial statements contained in the Company's 1997 Annual Report to Shareholders have been incorporated by reference in Item 8.


                                                             Page(s) in
                                                            Annual Report
                 Item                                      to Shareholders
        -------------------------------                    ----------------
        Independent Auditors' Report                              29

        Consolidated Balance Sheets - June 30, 1997
          and 1996                                              30-31

        Consolidated Statements of Income - for
          the years ended June 30, 1997, 1996 and 1995            32

        Consolidated Statements of Shareholders' Equity -
          for the years ended June 30, 1997, 1996 and 1995        33

        Consolidated Statements of Cash Flows - for the
          years ended June 30, 1997, 1996 and 1995                34

        Notes to Consolidated Financial Statements              35-40

        Fiscal 1997, 1996 and 1995 by Quarter (Unaudited)         41

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


(b)  Reports on Form 8-K

      Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1997.

                               Molex Incorporated
                        Statements of Changes in Shares
                      For the Year Ended June 30, 1997, 1


                                                                            Class A            Class B
                                                          Common             Common             Common         Treasury
                                                          Stock              Stock              Stock            Stock
                                                       -----------        ----------          ---------       ----------
Shares outstanding at
    June 30, 1994                                       32,918,837        32,755,289             94,255        2,170,287

Exercise of stock options                                  310,593            24,528

Purchase of treasury stock                                                                                       125,452

Disposition of treasury stock                                                                                    (47,247)

Purchase of business                                                         974,998

Stock splits effected in the form                       18,666,350        18,677,884                           1,236,233
   of dividends                                        -----------        ----------          ---------       ----------

Shares outstanding at
    June 30, 1995                                       51,895,780        52,432,699             94,255        3,484,725

Exercise of stock options                                  471,229

Purchase of treasury stock                                                                                       785,000

Disposition of treasury stock                                                                                    (72,162)

Purchase of business                                                         108,257

Issuance of stock bonus                                     11,812

Other                                                                         (1,017)
                                                       -----------        ----------          ---------       ----------


Shares outstanding at
    June 30, 1996                                       52,378,821        52,539,939             94,255        4,197,563

Exercise of stock options                                  448,849                                                39,447

Purchase of treasury stock                                                                                     1,026,250

Disposition of treasury stock

Purchase of business                                                                                             (59,477)

Stock splits effected in the form                       13,214,185        13,130,067                           1,164,575
   of dividends

Other                                                       11,856           (11,856)                            (40,933)
                                                       -----------        ----------          ---------       ----------

Shares outstanding at
    June 30, 1997                                       66,053,711        65,658,150             94,255        6,327,425
                                                       ===========        ==========          =========       ==========

                               Molex Incorporated
                Schedule II - Valuation and Qualifying Accounts
                For the Year Ended June 30, 1997, 1996, and 1995





Allowance for Losses    Balance at                                                       Balance
and Adjustments on      Beginning       Charged to       Accounts         Translation     at End
  Receivables:          of Period         Income        Written Off       Adjustments   of Period
--------------------    ----------      ----------      -----------       -----------   ---------
      1997               $12,566          $3,019           ($488)            ($511)      $14,586
                        ==========      ==========      ============      ===========   =========




      1996               $11,934          $1,831           ($548)            ($651)      $12,566
                        ==========      ==========      ============      ===========   =========




      1995                $8,916          $3,332           ($828)             $514       $11,934
                        ==========      ==========      ============      ===========   =========

[DELOITTE & TOUCHE LLP LETTERHEAD]






INDEPENDENT AUDITORS REPORT


To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois


We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated July 22, 1997; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the statements of changes in shares outstanding and the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14 (a) 2. These statements of changes in shares outstanding and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such statements of changes in shares outstanding and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
July 22, 1997

                             S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MOLEX INCORPORATED
                                          ------------------------------
                                          Company)


                                          /S/ ROBERT B. MAHONEY
                                          ------------------------------
September 23, 1997                   By:  Robert B. Mahoney
                                          Corporate Vice President, Treasurer
                                          and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 23, 1997                        /S/ F. A. KREHBIEL F. A. Krehbiel
                                          ------------------------------
                                          Chairman of the Board and
                                          Chief Executive Officer

September 23, 1997                        /S/ J. H. KREHBIEL, JR.
                                          ------------------------------
                                          J. H. Krehbiel, Jr.
                                          President, Chief Operating Officer and
                                          Director

September 23, 1997                        /S/ ROBERT B. MAHONEY
                                          ------------------------------
                                          Robert B. Mahoney
                                          Corporate Vice President, Treasurer
                                          and Chief Financial Officer

September 23, 1997                        /S/ F. L. KREHBIEL
                                          ------------------------------
                                          F. L. Krehbiel
                                          Director

September 23, 1997                        /S/ MICHAEL J. BIRCK
                                          --------------------
                                          Michael J. Birck
                                          Director


September 23, 1997                        /S/ DONALD G. LUBIN
                                          ------------------------------
                                          Donald G. Lubin
                                          Director

                              MOLEX INCORPORATED
                                EXHIBIT INDEX


Exhibit
Number                  Exhibit
-------                 ----------------------------------

  3                     3.1  Certificate of Incorporation
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

                        10.1   The Molex Deferred Compensation
                               Plan (incorporated by reference
                               to 1984 Form 10-K, Exhibit 10.6)

                        10.2   The 1990 Molex Incorporated
                               Executive Stock Bonus Plan
                               (incorporated by reference to
                               1991 From 10-K, Exhibit 10.4)

                        10.3   The 1990 Molex Incorporated
                               Stock Option Plan (incorporated
                               by reference to 1991 Form 10-K,
                               Exhibit 10.5)

                        10.4   The 1991 Molex Incorporated
                               Incentive Stock Option Plan
                               (incorporated by reference to
                               Appendix A of the registrant's
                               Proxy Statement for 1991).

 13                     Molex Incorporated Annual report to
                        Shareholders for the year ended
                        June 30, 1997.  (Such Report, except
                        to the extent incorporated herein by
                        reference, is being furnished for the
                        information of the Securities and
                        Exchange Commission only and is not
                        to be deemed filed as a part of this
                        annual report on Form 10-K)

Exhibit
Number                  Exhibit
-------                 -----------------------------

  22                    Subsidiaries of registrant

  24                    Independent Auditors' Consent

  27                    Financial Data Schedule

(All other exhibits are either inapplicable or not required)