Form 10-Q
period 1997-09-30
MOLEX INC
filed 1997-10-20
CIK 67472

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                               ---------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934

For the transition period from
                               ---------------------------

                         Commission File Number 0-7491

                              MOLEX INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                            36-2369491
----------------------------------                       --------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

2222 WELLINGTON COURT, LISLE, ILLINOIS                         60532
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  630-969-4550
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                  No
                   -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At September 30, 1997:

                       Common Stock              61,885,171 shares

                       Class A Common Stock      63,506,832 shares

                       Class B Common Stock          94,255 shares

                               MOLEX INCORPORATED
                                   FORM 10-Q
                               SEPTEMBER 30, 1997
                                     INDEX

                                                                         Page
                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information - Unaudited

         Condensed Consolidated Balance Sheets --                          2
         September 30, 1997 and June 30, 1997

         Condensed Consolidated Statements of Income --                    3
         Three Months Ended September 30, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows --                4
         Three Months Ended September 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7

                          PART II - OTHER INFORMATION                     11


                              MOLEX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)

                                     ASSETS
                                                                              Sept. 30,         June 30,
                                                                                1997             1997
                                                                            -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                    183,606          199,767
   Marketable securities                                                        138,054          125,570
   Accounts receivable - net                                                    339,082          337,765
   Inventories                                                                  162,946          166,660
   Other current assets                                                          47,353           43,852
                                                                            -----------      -----------
         Total current assets                                                   871,041          873,614

PROPERTY, PLANT AND EQUIPMENT - NET                                             659,794          665,468

OTHER ASSETS                                                                     89,365           97,849
                                                                            -----------      -----------
                                                                            $ 1,620,200      $ 1,636,931
                                                                            ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             145,812          151,934
   Accrued expenses                                                             116,098          109,010
   Other current liabilities                                                     64,290           81,082
                                                                            -----------      -----------
         Total current liabilities                                              326,200          342,026

DEFERRED ITEMS                                                                   13,955           14,758
ACCRUED POSTRETIREMENT BENEFITS                                                  32,790           33,779
LONG-TERM DEBT, less portion due currently                                        7,350            7,350
MINORITY INTEREST                                                                 2,630            3,106

SHAREHOLDERS' EQUITY
   Common stock                                                                   6,597            6,591
   Paid-in capital                                                              133,253          131,265
   Retained earnings                                                          1,192,563        1,149,720
   Treasury stock                                                               (99,745)         (94,494)
   Deferred unearned compensation                                               (15,004)         (16,499)
   Cumulative translation adjustments                                            19,611           59,329
                                                                            -----------      -----------
         Total shareholders' equity                                           1,237,275        1,235,912
                                                                            -----------      -----------
                                                                            $ 1,620,200      $ 1,636,931
                                                                            ===========      ===========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited - In Thousands Except per Share)

                                                   THREE MONTHS ENDED
                                                ------------------------
                                                Sept. 30,       Sept. 30,
                                                  1997            1996
                                                ---------      ---------
NET REVENUE                                     $ 410,194      $ 359,595

COST OF SALES                                     239,861        216,769
                                                ---------      ---------
  Gross Profit                                    170,333        142,826
OPERATING EXPENSES:
   Selling                                         32,308         38,053
   Administrative                                  72,152         48,905
                                                ---------      ---------
     Total Operating Expenses                     104,460         86,958

   Income from Operations                          65,873         55,868

OTHER INCOME:
   Foreign currency transaction loss/(gain)           283           (344)
   Interest expense/(income)                       (3,664)        (2,427)
                                                ---------      ---------
     Total Other Income                            (3,381)        (2,771)

INCOME BEFORE INCOME TAXES                         69,254         58,639

INCOME TAXES                                       24,798         22,784
                                                ---------      ---------
NET INCOME                                      $  44,456      $  35,855
                                                =========      =========


EARNINGS PER COMMON SHARE                       $    0.35      $    0.29
                                                =========      =========

CASH DIVIDENDS PER COMMON SHARE                 $   0.015      $   0.012
                                                =========      =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD                              125,495        125,988
                                                =========      =========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In Thousands)

                                                              THREE MONTHS ENDED
                                                           ------------------------
                                                           Sept. 30,      Sept. 30,
                                                             1997           1996
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, Beginning of Period             $ 199,767      $ 242,779
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                 44,456         35,855
   Add (deduct) non-cash items included in net income:
      Depreciation and amortization                           33,900         32,560
      Amortization of deferred unearned compensation           1,357          1,294
      Other charges to net income                                 62            257
    Current items:
      Accounts receivable                                     (4,179)       (16,569)
      Inventories                                              1,676         (3,039)
      Prepaid expenses                                        (3,549)        (5,453)
      Accounts payable                                        (4,133)        (1,039)
      Accrued expenses                                        14,839          9,368
      Income taxes                                           (22,719)        (5,949)
                                                           ---------      ---------
            NET CASH PROVIDED FROM OPERATIONS                 61,710         47,285

 Investments:
   Purchases of property, plant and equipment                (49,701)       (41,835)

   Proceeds from sale of marketable securities               673,477        399,585
   Purchases of marketable securities                       (691,276)      (395,949)
   Increase/(decrease) in other assets                         3,094         (2,918)
                                                           ---------      ---------
            NET CASH USED FOR INVESTMENTS                    (64,406)       (41,117)
 Financing:
   Decrease in long-term debt                                     --            (29)
   Cash dividends paid                                        (1,895)        (1,515)
   Purchase of treasury stock                                 (5,108)        (5,549)
   Disposition of treasury stock                                 329            334
   Exercise of stock options                                   1,779            719
                                                           ---------      ---------
            NET CASH USED FOR FINANCING                       (4,895)        (6,040)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                   (8,570)          (814)
                                                           ---------      ---------

                                                             (16,161)          (686)
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, End of Period                   $ 183,606      $ 242,093
                                                           =========      =========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1997 Annual Report to Shareholders and the 1997 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective for fiscal and interim periods ending after December 15, 1997. This statement replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS, formerly fully diluted EPS, must be presented in all cases with basic EPS. Early adoption prior to December 15, 1997, is not permitted, but had both computations been made for the quarter ended September 30,1997, basic and diluted EPS would not have been materially different than the primary EPS presented.

(3)  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consists of the following:

                                       Sept. 30       June 30,
                                         1997           1997
                                       --------       --------
Raw Materials                          $ 39,002       $ 38,335
Work in Process                          53,191         55,309
Finished Goods                           70,753         73,016
                                       --------       --------
                                       $162,946       $166,660
                                       ========       ========


(4)  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The requirements of both statements only impact financial statement disclosure. Accordingly, these statements are not expected to have a material impact on the Company's financial position or the results of its operations.

(5)  RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements in order to conform to the fiscal 1998 classifications.

                               MOLEX INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $410.2 million for the quarter ended September 30, 1997, increasing 14.1 percent over net revenues for the corresponding quarter of the prior fiscal year. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenues by $26.5 million for the quarter. Excluding the effects of currency fluctuation, growth in net revenues would have been 21.4 percent for the quarter and three months ending September 30, 1997.

Management believes that Molex has continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions experienced local currency sales growth in excess of 15 percent for the quarter and the three months ended September 30, 1997.

For the quarter ended September 30, 1997, revenues in the Americas region increased 22.7 percent in U.S. dollars and 22.7 percent in local currency over the same quarter in the prior year. Strong sales of data communications and telecommunications products, increases in computer and computer-peripheral products, and increased customer sales to the commercial and industrial market continue to drive revenue growth in this region.

Net revenues in the Far East North increased 5.8 percent in U.S. dollars for the quarter compared to the same period in the prior year and increased 15.9 percent in local currencies. Recent improvement in the electronics industry within Japan, greater acceptance of Molex Japan advanced interconnect products and growth for now of export sales by Japanese end-customers served by Molex have all created stronger demand in this region.

Far East South net revenues for the quarter ended September 30, 1997 increased
11.9 percent in U.S. dollars and 18.0 percent in local currencies. Sales in this region remain strong due to continued demand for personal computers and related computer-peripheral products. The recent devaluations of several of the Asian currencies have had an adverse effect on reported sales and profits, but the majority of the company's revenue is generated outside of those countries which have experienced the greatest decline in currency values.

In Europe, net revenues increased 32.0 percent in U.S. dollars and approximately 47.0 percent in local currency over the same quarter of the prior year. Strong growth in telecommunications and personal communications product sales, steady improvement in automotive and a general resurgence in European markets served by Molex have all contributed to the growth. It is notable that in the prior year, European sales were significantly depressed due to weak economic conditions across Europe with resulting reductions in demand for telecom and mobile communications products.

For the three months ended September 30, 1997, 66 percent of Molex's worldwide net revenues were generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

The gross profit percentage of 41.5 percent for the quarter ended September 30, 1997 increased from 39.7 percent for the quarter ended September 30, 1996. This is primarily due to improvements in manufacturing efficiency and utilization, significant reductions in start-up costs for the European automotive programs, a general strengthening of the dollar which reduces the cost of foreign-sourced operations and general declines in raw material prices worldwide.

Selling, general and administrative expenses as a percent of net revenue for the three months ended September 30, 1997 increased to 25.5 from 24.6 for the three corresponding months in the prior year. The Company's implementation of it Global Information Systems and the general increase in sales levels across the company contributed to the higher level of spending. Research and Development increased at a slightly lower rate than the rate of revenue growth.

Interest income, net of interest expense, increased to $3.7 million in the quarter ended September 30, 1997 as compared to $2.4 million for the same period in the prior year. The increase reflects comparable average interest rates versus prior year in countries where Molex has significant short-term investments, applied to higher average cash balances.

The effective tax rate was 35.8 percent for the quarter and three months ended September 30, 1997, as compared to 38.8 percent for the same period in the prior fiscal year. This change is primarily caused by increased pretax margins in countries with lower effective tax rates, as well as the successful restructuring of the European Region with a resulting overall lower effective tax rate.

Net income for the quarter was $44.5 million or 35 cents per share, a 24.0 percent increase compared with $35.9 million or 29 cents per share (after the March, 1997 25% stock dividend), for the same quarter last fiscal year. Net income for the quarter increased 32.2 percent over the same quarter last fiscal year, excluding the effects of the currency translation.


LIQUIDITY AND CAPITAL

Molex's balance sheet continues to be exceptionally strong. Working capital at September 30, 1997 was $544.8 million, a slight increase from the $531.6 million at June 30, 1997.

The Company purchased 130,000 shares of treasury stock at an aggregate cost of $5.1 million during the quarter. This is part of an up to $50 million stock buyback authorized by the Board of Directors for the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.


OUTLOOK

The prospects for the remainder of fiscal 1998 continue to be encouraging. To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $240 million in capital expenditures and $100 million in research and development for the fiscal year ending June 30, 1998.

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




                                                      MOLEX INCORPORATED
                                                     --------------------
                                                         (Registrant)



Date                   1997                          /s/ ROBERT B. MAHONEY
            -----------------                        ---------------------
                                                     Robert B. Mahoney
                                                     Corporate Vice President
                                                     and Treasurer


Date                   1997                          /s/ LOUIS A. HECHT
            -----------------                        ---------------------
                                                     Louis A. Hecht
                                                     Corporate Secretary and
                                                     General Counsel