Form 10-Q
period 1997-12-31
MOLEX INC
filed 1998-01-30
CIK 67472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------
                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For the transition period from
                              ------------------

                        Commission File Number 0-7491

                             MOLEX INCORPORATED
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                             36-2369491
---------------------------------                           --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2222 WELLINGTON COURT, LISLE, ILLINOIS                  60532
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  630-969-4550
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

     Yes       X                  No
        -------------                -------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 1997:

                    Common Stock          77,108,814 shares

                    Class A Common Stock  79,386,622 shares

                    Class B Common Stock      94,255 shares

                               MOLEX INCORPORATED
                                   FORM 10-Q
                               DECEMBER 31, 1997
                                     INDEX


                                                                     Page
                                                                     ----

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Information - Unaudited

         Condensed Consolidated Balance Sheets --                      2
         December 31, 1997 and June 30, 1997

         Condensed Consolidated Statements of Income --                3
         Three and Six Months Ended December 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows --            4
         Six Months Ended December 31, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 7

                        PART II - OTHER INFORMATION                   11

                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)

                          ASSETS
                                                     Dec. 31                 June 30,
                                                      1997                     1997
                                                ------------            ------------
CURRENT ASSETS:
 Cash and cash equivalents                           150,857                 199,767
 Marketable securities                               156,382                 125,570
 Accounts receivable - net                           320,104                 337,765
 Inventories                                         169,994                 166,660
 Other current assets                                 46,229                  43,852
                                                ------------            ------------
   Total current assets                              843,566                 873,614

PROPERTY, PLANT AND EQUIPMENT - NET                  643,866                 665,468

OTHER ASSETS                                          89,925                  97,849
                                                ------------            ------------
                                                  $1,577,357              $1,636,931
                                                ============            ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                    122,895                 151,934
 Accrued expenses                                    109,328                 109,010
 Other current liabilities                            70,105                  81,082
                                                ------------            ------------
   Total current liabilities                         302,328                 342,026

DEFERRED ITEMS                                        13,651                  14,758
ACCRUED POSTRETIREMENT BENEFITS                       30,600                  33,779
LONG-TERM DEBT, less portion due currently             5,591                   7,350
MINORITY INTEREST                                      2,531                   3,106

SHAREHOLDERS' EQUITY
 Common stock                                          8,255                   6,591
 Paid-in capital                                     133,654                 131,265
 Retained earnings                                 1,235,816               1,149,720
 Treasury stock                                     (115,269)                (94,494)
 Deferred unearned compensation                      (13,647)                (16,499)
 Cumulative translation adjustments                  (26,153)                 59,329
                                                ------------            ------------
   Total shareholders' equity                      1,222,656               1,235,912
                                                ------------            ------------
                                                $  1,577,357            $  1,636,931
                                                ============            ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - In Thousands Except per Share)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  --------------------------      -------------------------
                                                  Dec. 31            Dec. 31         Dec. 31        Dec. 31
                                                    1997               1996           1997           1996
                                                  --------          --------         --------      --------
NET REVENUE                                       $405,497          $377,005         $815,691      $736,600

COST OF SALES                                      236,989           223,952          476,850       440,721
                                                  --------          --------         --------      --------
 Gross Profit                                      168,508           153,053          338,841       295,879
OPERATING EXPENSES:
 Selling                                            33,062            40,206           65,370        78,259
 Administrative                                     68,442            52,669          140,595       101,573
                                                  --------          --------         --------      --------
   Total Operating Expenses                        101,504            92,875          205,965       179,832

 Income from Operations                             67,004            60,178          132,876       116,047

OTHER INCOME:
 Foreign currency transaction gain/<loss>               76              (281)            (206)           37
 Interest income, net                                2,552             2,643            6,216         5,070
 Other, net                                              0               597                0           622
                                                  --------          --------         --------      --------
   Total Other Income                                2,628             2,959            6,010         5,729

INCOME BEFORE INCOME TAXES                          69,632            63,137          138,886       121,776

INCOME TAXES                                        24,081            22,940           48,879        45,724
                                                  --------          --------         --------      --------
NET INCOME                                        $ 45,551          $ 40,197         $ 90,007      $ 76,052
                                                  ========          ========         ========      ========

EARNINGS PER COMMON SHARE:BASIC                   $   0.29          $   0.26         $   0.57      $   0.48
                                                  ========          ========         ========      ========
EARNINGS PER COMMON SHARE:DILUTED                 $   0.29          $   0.25         $   0.57      $   0.48
                                                  ========          ========         ========      ========

CASH DIVIDENDS PER COMMON SHARE                      0.015             0.012            0.027         0.024
                                                  ========          ========         ========      ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE PERIOD: BASIC                         156,729           157,265          156,791       157,379
                                                  ========          ========         ========      ========
                     DILUTED                       159,029           159,100          159,119       159,124
                                                  ========          ========         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - In Thousands)

                                                                         SIX MONTHS ENDED
                                                            ---------------------------------------
                                                                Dec. 31                     Dec. 31
                                                                 1997                        1996
                                                            -----------                 -----------
CASH AND CASH EQUIVALENTS, Beginning of Period                 $199,767                    $242,779
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
  Operations:
   Net income                                                    90,007                      76,052
   Add (deduct) non-cash items included in net income
    Depreciation and amortization                                74,555                      63,179
    Amortization of deferred unearned compensation                2,852                       2,588
    Other charges to net income                                    (573)                     (1,280)

   Current items:
    Accounts receivable                                         (10,454)                    (37,560)
    Inventories                                                 (19,368)                    (11,478)
    Prepaid expenses                                             (6,246)                     (7,822)
    Accounts payable                                            (15,076)                      2,861
    Accrued expenses                                             11,404                       6,339
    Income taxes                                                (10,328)                      3,899
                                                            -----------                 -----------
      NET CASH PROVIDED FROM OPERATIONS                         116,773                      96,778

  Investments:
   Purchases of property, plant and equipment                  (108,148)                    (96,410)
   Proceeds from sale of marketable securities                    3,137                       1,160
   Proceeds from sale of marketable securities                1,024,384                   1,055,767
   Purchases of marketable securities                        (1,051,550)                 (1,109,916)
   Increase/(decrease) in other assets                            5,746                       6,527
                                                            -----------                 -----------
      NET CASH USED FOR INVESTMENTS                            (126,431)                   (142,872)

  Financing:
   Increase in long-term debt                                     1,231                          54
   Decrease in long-term debt                                    (3,000)                        (64)
   Cash dividends paid                                           (3,835)                     (3,065)
   Purchase of treasury stock                                   (20,851)                    (10,571)
   Disposition of treasury stock                                  1,155                         244
   Exercise of stock options                                      3,331                       2,865
                                                            -----------                 -----------
      NET CASH USED FOR FINANCING                               (21,969)                    (10,537)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                         (17,283)                     (2,629)
                                                            -----------                 -----------
                                                                (48,910)                    (59,260)
                                                            -----------                 -----------
CASH AND CASH EQUIVALENTS, End of Period                       $150,857                    $183,519
                                                            ===========                 ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                    - 4 -

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

(2)  EARNINGS PER COMMON SHARE

On October 24, 1997, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Common Stock was paid on December 1,1997 to shareholders of record as of November 10, 1997 for each share of Common Stock and Class B Common Stock outstanding. In addition, one quarter (1/4) share of Class A Common Stock was distributed for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

On December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement replaces the primary and fully diluted Earnings Per Share (EPS) computations with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive securities outstanding during the period and must be presented in all cases with basic EPS. Dilutive securities consist of common stock options.

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:


                                                   Three Months Ended         Six Months Ended
                                                  --------------------      --------------------
                                                   Dec. 31,    Dec. 31,     Dec. 31,     Dec. 31,
                                                     1997         1996         1997         1996
                                                  -------      -------      -------      -------
Weighted average shares outstanding - basic       156,729      157,265      156,791      157,379
Dilutive effective of stock options                 2,300        1,835        2,328        1,745
                                                  -------      -------      -------      -------
Weighted average shares outstanding  - diluted    159,029      159,100      159,119      159,124
                                                  =======      =======      =======      =======

(3)  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consists of the following:


                                        Dec. 31    June 30,
                                          1997       1997
                                        --------   --------

            Raw Materials               $ 44,407   $ 38,335
            Work in Process               56,063     55,309
            Finished Goods                69,524     73,016
                                        --------   --------
                                        $169,994   $166,660
                                        ========   ========


(4)  NEW ACCOUNTING PRONOUNCEMENTS

In 1997 FASB issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," all of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. The requirements of these statements only impact financial statement disclosure. Accordingly, these statements are not expected to have a material impact on the Company's financial position or the results of its operations.

(5)  RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements in order to conform to fiscal 1998 classifications.

                               MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Consolidated net revenues were $405.5 million for the quarter ended December 31, 1997, increasing 7.6 percent over net revenues for the corresponding quarter of the prior fiscal year. For the six months ended December 31, 1997 revenues grew to $815.7 million from $736.6 million in the corresponding period a year earlier. For the six months ended December 31, 1997, the percentage of growth over the same period in the prior year was 10.7 percent in U.S. dollars and 19.2 percent in local currencies. The generally higher value of the U.S. dollar compared to other currencies worldwide decreased net revenues by $35.7 million for the quarter, and by $62.2 million for the six months ended December 31, 1997.

Management believes that Molex has continued to exceed its goal of increasing net revenues at twice the growth rate of the worldwide connector market. All geographic regions experienced local currency sales growth in excess of 10 percent for the six months ended December 31, 1997.

For the quarter ended December 31, 1997, revenues in the Americas region increased 19.6 percent in both U.S. dollars and local currency over the same quarter in the prior year. For the six months ended December 31, 1997, the percentage of growth over the same period in the prior year was 21.1 percent in both U.S. dollars and local currencies. Strong sales of data communications and telecommunications products, increases in computer and computer-peripheral products, and increased customer sales to the commercial and industrial market continue to drive revenue growth in this region.

Net revenues in the Far East North decreased 4.0 percent in U.S. dollars for the quarter compared to the prior year and increased 8.4 percent in local currencies. For the six months ended December 31, 1997, the percentage of growth over the same period in the prior year was 0.9 percent in U.S. dollars and 12.1 percent in local currencies. The recent deterioration in the economic climate within Korea and an apparent slowdown in Japan as well, have for now reduced the rates of growth Molex historically has enjoyed in this region. Business levels appear to be constrained by the lack of liquidity in Korea though the full potential impact on Molex is still to be determined.

Far East South net revenues for the quarter ended December 31, 1997 decreased
5.8 percent in U.S. dollars but increased 9.8 percent in local currencies. For the six months ended December 31, 1997, the percentage of growth over the same period in the prior year was 2.8 percent in U.S. dollars and 13.8 percent in local currencies.

In Europe, net revenues increased 25.0 percent in U.S. dollars and approximately 41.0 percent in local currency over the same quarter of the prior year. For the six months ended December 31, 1997, the percentage of growth over the same period in the prior year was 28.3 percent in U.S. dollars and approximately 43.0 percent in local currencies. Strong growth in telecommunications and personal communications product sales, steady improvement in automotive and a general resurgence in European markets served by Molex have all contributed to the growth. In the prior year, the Company's European sales were somewhat depressed due to weak economic conditions across Europe with resulting reductions in demand for telecom and mobile communications products.

For the six months ended December 31, 1997, 62.0 percent of Molex's worldwide net revenues were generated from its international operations. International operations are subject to currency fluctuations and government actions. The recent devaluations of several Asian currencies have had an adverse effect on reported sales and profits. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

The gross profit percentage of 41.6 percent for the quarter ended December 31, 1997 increased from 40.6 percent for the quarter ended December 31, 1996. For the six months ended December 31, 1997 the gross profit percentage was 41.5 percent, an increase from 40.2 percent for the same period in the prior year. This increase is primarily due to improvements in manufacturing efficiency and utilization, significant reductions in start-up costs for the European automotive programs and general declines in raw material prices worldwide.

Selling and administrative expenses were $101.5 million for the quarter ended December 31, 1997 as compared to $92.8 million the same period the prior year. For the six months ended December 31, 1997, selling and administrative expenses were $206.0 million as compared to $179.8 million for the six months ended December 31, 1996. For the quarter and six months ending December 31, 1997, selling and administrative expenses were 25.0 and 25.3% respectively, as compared to 24.6% and 24.4% for the same period in the prior year. The Company's implementation of its Global

Information Systems and the general increase in sales levels across the Company contributed to the slightly higher spending. Research and Development, which is included in administrative expense, increased at a slightly higher rate than the rate of revenue growth.

Interest income, net of interest expense, was $2.5 million in the quarter ended December 31, 1997 as compared to $2.6 million for the same period in the prior year. Interest income, net of interest expense, increased to $6.2 million for the six months ended December 31, 1997 as compared to $5.1 million for the six months ended December 31, 1996. Higher average cash balances account for this increase.

The effective tax rate was 34.6 percent for the quarter ended December 31, 1997, as compared to 36.3 percent for the same period in the prior fiscal year. The effective tax rate was 35.2 percent as compared to 37.5 percent for the six months ended December 31, 1997. This change is primarily caused by increased pretax margins in countries with lower effective tax rates, as well as the successful restructuring of the European Region with a resulting overall lower effective tax rate.

Net income for the quarter was $45.6 million or 29 cents per basic and diluted share, a 13.3 percent increase compared with $40.2 million or 26 cents per basic share and 25 cents per diluted share for the same quarter last fiscal year. Net income for the six months ended December 31, 1997 was $90.0 million or 57 cents per basic and diluted share, as compared to net income $76.1 million or 48 cents per basic and diluted share, for the same period in the prior year. Net income for the quarter increased 24.1 percent over the same quarter last fiscal year, excluding the effects of currency translation. For the six months ended December 31, 1997, net income increased 27.9% over the same period in the prior year, excluding the effects of currency translation.


LIQUIDITY AND CAPITAL

Molex's balance sheet continues to be exceptionally strong. Working capital at December 31, 1997 was $541.2 million, a slight increase from the $531.6 million at June 30, 1997.

The Company purchased 498,500 shares of treasury stock at an aggregate cost of $15.7 million during the quarter. This is part of an up to $50 million stock buyback authorized by the Board of Directors for the current fiscal year. For year to date the Company has purchased an aggregate of 661,000 shares of treasury stock at an aggregate cost of $20.9 million.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.

OUTLOOK

The prospects for the remainder of fiscal 1998 continue to be reasonable for Molex despite the current economic turmoil in much of Asia. Notwithstanding the significantly adverse effect of currency devaluations and the Company's sizable exposure to the Asian economy, underlying Molex growth rates in this part of the world are still encouraging. With the Company's balance of business in Europe and the Americas currently enjoying strong growth, the outlook for the second half is a mixture of caution in Asia and guarded optimism elsewhere.

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $240 million in capital expenditures and approximately $100 million in research and development for the fiscal year ending June 30, 1998.

Management believes the Company is well positioned to continue growing faster than the overall connector industry. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.


FORWARD LOOKING STATEMENT

This document contains various forward looking statements. Statements that are not historical are forward looking statements and are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rates, technology changes, patent issues, litigation results, legal and regulatory developments, and other risks and uncertainties described in documents filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

Items 1 - 3.  Not Applicable
------------


Item 4.       Submission of Matters to a Vote of Security Holders
-------
              At the Annual Meeting of Stockholders held on October 24, 1997, the following directors were elected to hold office for the coming year: Frederick A. Krehbiel, J.H. Krehbiel, Jr., Fred L. Krehbiel, Robert J. Potter, Edgar D. Jannotta, Donald G. Lubin, Masahisa Naitoh, Michael J. Birck, Douglas K. Carnahan.

              The vote for the second proposal before the stockholders, namely, the amendment to the Certificate of Incorporation which is set forth in detail in the proxy statement dated September 16, 1997 was approved.

Items 5 - 6.  Not Applicable
------------

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