Form 10-Q
period 1998-03-31
MOLEX INC
filed 1998-05-05
CIK 67472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1998
                               ------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------SECURITIES EXCHANGE ACT OF 1934
For the transition period from
                               ------------------------------

                         Commission File Number 0-7491

                              MOLEX INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                              36-2369491
---------------------------------                            ------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

2222 WELLINGTON COURT, LISLE, ILLINOIS                            60532
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  630-969-4550
                                                    --------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 1998:

                  Common Stock             77,244,972 shares

                  Class A Common Stock     79,389,948 shares

                  Class B Common Stock         94,255 shares

                               MOLEX INCORPORATED
                                   FORM 10-Q
                                 MARCH 31, 1998
                                     INDEX


                                                                         Page
                                                                         ----

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Information - Unaudited

         Condensed Consolidated Balance Sheets --                          2
         March 31, 1998 and June 30, 1997

         Condensed Consolidated Statements of Income --                    3
         Three and Nine Months Ended March 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows --                4
         Nine Months Ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7




                         PART II - OTHER INFORMATION                      11


                               MOLEX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited - In Thousands)

                      ASSETS                           March 31                June 30,
                      ------                              1998                   1997
                                                       ----------             ----------
CURRENT ASSETS:
   Cash and cash equivalents                              185,345                199,767
   Marketable securities                                  116,604                125,570
   Accounts receivable - net                              331,128                337,765
   Inventories                                            173,315                166,660
   Other current assets                                    48,469                 43,852
                                                       ----------             ----------
         Total current assets                             854,861                873,614

PROPERTY, PLANT AND EQUIPMENT - NET                       662,197                665,468

OTHER ASSETS                                               91,168                 97,849
                                                       ----------             ----------
                                                       $1,608,226             $1,636,931
                                                       ==========             ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       117,563                151,934
   Accrued expenses                                       114,780                109,010
   Other current liabilities                               64,255                 81,082
                                                       ----------             ----------
         Total current liabilities                        296,598                342,026

DEFERRED ITEMS                                             12,994                 14,758
ACCRUED POSTRETIREMENT BENEFITS                            32,814                 33,779
LONG-TERM DEBT, less portion due currently                  5,555                  7,350
MINORITY INTEREST                                           2,577                  3,106

SHAREHOLDERS' EQUITY
   Common stock                                             8,263                  6,591
   Paid-in capital                                        145,059                131,265
   Retained earnings                                    1,277,510              1,149,720
   Treasury stock                                        (122,515)               (94,494)
   Deferred unearned compensation                         (22,304)               (16,499)
   Cumulative translation adjustments                     (28,325)                59,329
                                                       ----------             ----------
         Total shareholders' equity                     1,257,688              1,235,912
                                                       ----------             ----------
                                                       $1,608,226             $1,636,931
                                                       ==========             ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - In Thousands Except per Share)


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                               ------------------------        -------------------------
                                                March 31       March 31,       March 31,       March 31,
                                                  1998           1997             1998           1997
                                                --------       --------        ----------     ----------
NET REVENUE                                     $409,228       $387,053        $1,224,919     $1,123,653

COST OF SALES                                    240,705        228,712           717,554        669,433
                                                --------       --------        ----------     ----------
   Gross Profit                                  168,523        158,341           507,365        454,220
OPERATING EXPENSES:
   Selling                                        31,921         38,526            97,324        116,785
   Administrative                                 69,924         54,865           210,486        156,439
                                                --------       --------        ----------     ----------
     Total Operating Expenses                    101,845         93,391           307,810        273,224

   Income from Operations                         66,678         64,950           199,555        180,996

OTHER INCOME:
   Foreign currency transaction gain/<loss>         (234)           751              (439)           789
   Interest income, net                            2,662          2,260             8,877          7,329
   Other, net                                                         4                              627
                                                --------       --------        ----------     ----------
     Total Other Income                            2,428          3,015             8,438          8,745

INCOME BEFORE INCOME TAXES                        69,106         67,965           207,993        189,741

INCOME TAXES                                      22,688         24,775            71,568         70,499
                                                --------       --------        ----------     ----------
NET INCOME                                       $46,418        $43,190          $136,425       $119,242
                                                ========       ========        ==========     ==========

EARNINGS PER COMMON SHARE
     BASIC                                         $0.30          $0.28             $0.87          $0.76
                                                ========       ========        ==========     ==========
     DILUTED                                       $0.29          $0.27             $0.86          $0.75
                                                ========       ========        ==========     ==========


CASH DIVIDENDS PER COMMON SHARE                    0.015          0.012             0.042          0.031
                                                ========       ========        ==========     ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD: BASIC                      156,657        156,885           156,757        157,210
                                                ========       ========        ==========     ==========
                      DILUTED                    158,742        158,795           159,015        159,006
                                                ========       ========        ==========     ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In Thousands)

                                                                        NINE MONTHS ENDED
                                                                 ------------------------------
                                                                  March 31,           March 31,
                                                                    1998                1997
                                                                 ----------          ----------
CASH AND CASH EQUIVALENTS, Beginning of Period                     $199,767            $242,779
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                       136,425             119,243
   Add (deduct) non-cash items included in net income:
      Depreciation and amortization                                 109,066              93,500
      Amortization of deferred unearned compensation                  4,131               3,883
      Other charges to net income                                     1,333              (1,227)

   Current items:
      Accounts receivable                                           (21,500)            (50,604)
      Inventories                                                   (19,039)              1,176
      Prepaid expenses                                               (7,910)             (6,190)
      Accounts payable                                              (19,633)             18,714
      Accrued expenses                                               19,292              19,051
      Income taxes                                                   (6,620)              1,258
                                                                 ----------          ----------
            NET CASH PROVIDED FROM OPERATIONS                       195,545             198,804

 Investments:
   Purchases of property, plant and equipment                      (162,662)           (148,601)
   Proceeds from sale of property, plant and equipment                2,976               1,189
   Proceeds from sale of marketable securities                    1,507,892           1,655,523
   Purchases of marketable securities                            (1,516,198)         (1,725,050)
   Increase/(decrease) in other assets                               (4,796)              4,603
                                                                 ----------          ----------
            NET CASH USED FOR INVESTMENTS                          (172,788)           (212,336)

 Financing:
   Increase in long-term debt                                         1,231                 654
   Decrease in long-term debt                                        (3,000)                (64)
   Cash dividends paid                                               (6,187)             (4,582)
   Purchase of treasury stock                                       (20,851)            (23,507)
   Disposition of treasury stock                                      1,574                 640
   Exercise of stock options                                          3,879               3,680
                                                                 ----------          ----------
            NET CASH USED FOR FINANCING                             (23,354)            (23,179)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                          (13,825)            (19,890)
                                                                 ----------          ----------

                                                                 ----------          ----------
CASH AND CASH EQUIVALENTS, End of Period                           $185,345            $186,178
                                                                 ==========          ==========

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

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:

                                                   Three Months Ended         Nine Months Ended
                                                   ------------------         -----------------
                                                  Mar. 31,     Mar. 31,     Mar. 31,     Mar. 31,
                                                      1998         1997         1998         1997
                                                  --------     --------     --------     --------
Weighted average shares outstanding - basic        156,657      156,885      156,757      157,210
Dilutive effective of stock options                  2,085        1,910        2,258        1,796
                                                  --------     --------     --------     --------

Weighted average shares outstanding  - diluted     158,742      158,795      159,015      159,006
                                                  ========     ========     ========     ========

                                      -5-

(3)  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:


                                              March 31,    June 30,
                                                1998         1997
                                              --------     -------
Raw Materials                                  $48,637     $38,335
Work in Process                                 50,353      55,309
Finished Goods                                  74,325      73,016
                                              --------    --------
                                              $173,315    $166,660
                                              ========    ========

(4)  NEW ACCOUNTING PRONOUNCEMENTS

In 1997 FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." All are effective for fiscal years beginning after December 15, 1997, or the Company's fiscal year ending June 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits.
The requirements of these statements only impact financial statement disclosure. Accordingly, these statements will have no impact on the Company's financial position or the results of its operations.

(5)  RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements in order to conform to fiscal 1998 classifications.

                               MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenue was $409.2 million for the quarter ended March 31, 1998, increasing 5.7 percent in U.S. dollars and 12.9 percent in local currencies over the corresponding quarter of the prior fiscal year. For the nine months ended March 31, 1998 revenue grew to $1,224.9 million from $1,123.7 million in the corresponding period a year earlier. For the nine months ended March 31, 1998, the percentage of growth over the same period in the prior year was 9.0 percent in U.S. dollars and 17.0 percent in local currencies. The generally higher value of the U.S. dollar compared to other currencies worldwide decreased net revenue by $27.8 million for the quarter, and by $90.0 million for the nine months ended March 31, 1998.

Management believes that Molex has continued to exceed its goal of increasing net revenue at twice the growth rate of the worldwide connector market. All geographic regions experienced local currency sales growth well in excess of
8.0 percent for the nine months ended March 31, 1998.

For the quarter ended March 31, 1998, revenue in the Americas region increased
17.4 percent in U.S. dollars and 17.6 percent in local currencies over the same quarter in the prior year. For the nine months ended March 31, 1998, the percentage of growth over the same period in the prior year was 19.8 percent in U.S. dollars and 19.9 percent in local currencies. Strong sales of data communications and telecommunications products, increases in computer and computer-peripheral products, and increased customer sales to the commercial and industrial market continue to drive revenue growth in this region.

Net revenue in the Far East North decreased 7.0 percent in U.S. dollars for the quarter compared to the prior year and remained flat in local currencies. For the nine months ended March 31, 1998, revenue decreased over the same period in the prior year by 1.7 percent in U.S. dollars but increased by 8.4 in local currencies. The recent deterioration in the Korean economic climate since latter part of calendar year 1997 combined with a slowdown in Japan have reduced the rate of growth Molex historically has enjoyed in this region.

Far East South net revenue for the quarter ended March 31, 1998 decreased 10.1 percent in U.S. dollars but increased 7.6 percent in local currencies. For the nine months ended March 31, 1998, revenue over the same period in the prior year decreased by 1.4 percent in U.S. dollars but increased by 11.8 percent in local currencies.

In Europe, net revenue increased 23.3 percent in U.S. dollars and 34.4 percent in local currencies over the same quarter of the prior year. For the nine months ended March 31, 1998, the percentage of growth over the same period in the prior year was 26.4 percent in U.S. dollars and 43.6 percent in local currencies. Strong growth in telecommunications and personal communications product sales, steady improvement in automotive and a general resurgence in European markets served by Molex have all contributed to the growth. In the prior year, the Company's European sales were somewhat depressed due to weak economic conditions across Europe, especially in the first half of fiscal year 1997.

For the nine months ended March 31, 1998, 69.1 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. The recent devaluations of several Asian currencies have had an adverse effect on reported sales and profits. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

The gross profit percentage of 41.2 percent for the quarter ended March 31, 1998 increased from 40.9 percent for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, the gross profit percentage was 41.4 percent, an increase from 40.4 percent for the same period in the prior year. This increase is primarily due to improvements in manufacturing efficiency and utilization, significant reductions in start-up costs for the European automotive programs and general declines in raw material prices worldwide.

Selling and administrative expenses were $101.8 million for the quarter ended March 31, 1998 as compared to $93.4 million the same period the prior year.
For the nine months ended March 31, 1998, selling and administrative expenses were $307.8 million as compared to $273.2 million for the nine months ended March 31, 1997. For the quarter and nine months ending March 31, 1998, selling and administrative expenses as a percentage of net revenue were 24.9% and 25.1% respectively, as compared to 24.1% and 24.3% for the same period in the prior year. The Company's implementation of its Global Information Systems and the general increase in sales levels across the Company contributed to the slightly higher spending. Research and Development expenditures for the nine months ended March 31, 1998 increased 6.3% over the same period in the prior year.

Interest income, net of interest expense, was $2.7 million in the quarter ended March 31, 1998 as compared to $2.3 million for the same period in the prior year. Interest income, net of interest expense, increased to $8.9 million for the nine months ended March 31, 1998 as compared to $7.3 million for the nine months ended March 31, 1997.

The effective tax rate was 32.8 percent for the quarter ended March 31, 1998, as compared to 36.4 percent for the same period in the prior fiscal year. The effective tax rate was 34.4 percent as compared to 37.1 percent for the nine months ended March 31, 1998. This change is primarily caused by increased pretax margins in countries with lower effective tax rates, as well as the successful restructuring of the European Region with a resulting overall lower effective tax rate.

Net income for the quarter was $46.4 million or 30 cents per basic and 29 cents per diluted share, a 7.5 percent increase compared with $43.2 million or 28 cents per basic share and 27 cents per diluted share for the same quarter last fiscal year. Net income for the nine months ended March 31, 1998 was $136.4 million or 87 cents per basic and 86 cents per diluted share, as compared to net income $119.2 million or 76 cents per basic and 75 per diluted share, for the same period in the prior year. Net income for the quarter increased 13.0 percent over the same quarter last fiscal year, excluding the effects of currency translation. For the nine months ended March 31, 1998, net income increased 22.5 percent over the same period in the prior year, excluding the effects of currency translation.


LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be exceptionally strong. Working capital at March 31, 1998 was $558.3 million, a slight increase from the $531.6 million at June 30, 1997.

During the nine months ended March 31, 1998, the Company has purchased an aggregate of 911,000 shares of treasury stock at an aggregate cost of $28.4 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.

OUTLOOK

The prospects for the remainder of fiscal 1998 continue to be reasonable for Molex despite the current economic conditions in much of Asia. Notwithstanding the significantly adverse effect of currency devaluations and the Company's sizable exposure to the Asian economy, the underlying Molex growth rates in this part of the world are still encouraging. With the Company's balance of business in Europe and the Americas currently enjoying strong growth, the outlook for the second half is a mixture of caution in Asia and guarded optimism elsewhere.

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $230 million in capital expenditures and approximately $100 million in research and development for the fiscal year ending June 30, 1998.

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




                                                  MOLEX INCORPORATED
                                                  ---------------------
                                                      (Registrant)





Date    April 27, 1998                            /s/ ROBERT B. MAHONEY
                                                  ---------------------
                                                      Robert B. Mahoney
                                                      Corporate Vice President,
                                                      Treasurer and
                                                      Chief Financial Officer




Date    April 27, 1998                            /s/ LOUIS A. HECHT
                                                  ---------------------
                                                      Louis A. Hecht
                                                      Corporate Secretary and
                                                      General Counsel