Form 10-K
period 1998-06-30
MOLEX INC
filed 1998-09-22
CIK 67472

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 1998       Commission File Number 0-7491

                               MOLEX INCORPORATED
             (Exact name of registrant as specified in its charter)


            Delaware                                36-2369491
----------------------------------          ---------------------------
   (State or other jurisdiction of               (I.R.S.  Employer
   incorporation or organization)                 Identification No.)


2222 Wellington Court, Lisle, Illinois                    60532
--------------------------------------                  --------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code       (630)  969-4550
                                                         ---------------

Securities registered pursuant to Section 12 (b) of the Act:  None
                                                             ------

Securities registered pursuant to Section 12 (g) of the Act:

     Common Stock, par value $0.05

     Class A Common Stock, par value, $0.05

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----    -----
     On August 31, 1998, the following numbers of shares of the Company's common stock were outstanding:

       Common Stock              76,932,479
       Class A Common Stock      79,378,329
       Class B Common Stock          94,255

     The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $1.0 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended June 30, 1998, are incorporated by reference into Parts I, II and IV of this report.

     Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 23, 1998 are incorporated by reference into Part III of this report.

     Index to Exhibits listed on Pages 20 through 21.

                               TABLE OF CONTENTS


Part I                                                                     Page
                                                                           ----

        Item 1.    Business                                                  3
        Item 2.    Properties                                                8
        Item 3.    Legal Proceedings                                         9
        Item 4.    Submission of Matters to a Vote of Security Holders       9

Part II

        Item 5.    Market for the Registrant's Common Equity and            10
                   Related Stockholder Matters
        Item 6.    Selected Financial Data                                  11
        Item 7.    Management's Discussion and Analysis of Financial        11
                   Condition and Results of Operations
        Item 7a.   Quantitative and Qualitative Disclosures About           11
                   Market Risk
        Item 8.    Financial Statements and Supplementary Data              12
        Item 9.    Changes in and Disagreements with Accountants on         12
                   Accounting and Financial Disclosure

Part III

        Item 10.   Directors and Executive Officers of the Registrant       13
        Item 11.   Executive Compensation                                   15
        Item 12.   Security Ownership of Certain Beneficial Owners          15
                   and Management.
        Item 13.   Certain Relationships and Related Transactions           15

Part IV

        Item 14.   Exhibits, Financial Statement Schedules, and Reports     16
                   on Form 8-K

Independent Auditors' Report on Schedule                                    18
Statements of Changes in Shares Outstanding                                 19
Schedule II - Valuation and Qualifying Accounts                             20
Index to Exhibits                                                           21
Signature Page                                                              23

                                     PART I



ITEM 1 - BUSINESS

                      GENERAL DEVELOPMENT OF THE BUSINESS

     Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.

                      GENERAL DESCRIPTION OF THE BUSINESS

     Molex is a leading manufacturer of electronic, electrical and fiber optic interconnection products and systems; switches; value-added assemblies; and application tooling. The Company operates 49 plants in 21 countries and employs 12,455 people worldwide. In fiscal 1998, products manufactured and sold outside the U.S. generated 66% of sales.

     Molex serves original equipment manufacturers in industries that include automotive, computer, computer peripheral, business equipment, telecommunications, consumer products and premise wiring. The Company offers more than 100,000 products to customers primarily through direct sales people and authorized distributors. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated at $27.1 billion*. With a 6.0% market share, Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

     Molex conducts business in one industry segment: the manufacture and sale of electrical components. The Company designs, manufactures, and distributes electrical and electronic devices such as terminals, connectors, planer cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes and mechanical and electronic switches. Crimping machines and terminal inserting equipment (known as "application tooling") are offered on a lease or purchase basis to the Company's customers for the purpose of applying the Company's components to the customers' products. Net revenue from application tooling constitutes approximately 1% of the Company's net revenues. Molex products are designed for use in a broad range of electrical and electronic applications as set forth below:

     * Source: Fleck International


                                         Percentage of
                                          Fiscal 1998
              Market                      Net Revenue                 Products
             --------                    -------------          ---------------------
     Computer/business equipment/           52%                 Computers, peripheral
     telecommunications                                         equipment, calculators,
                                                                copiers, pagers and
                                                                dictation equipment

     Consumer Products                      22%                 Televisions, stereo high
                                                                fidelity systems, compact
                                                                disc players, video tape
                                                                recorders, camcorders,
                                                                electronic games, microwave
                                                                ovens, refrigerators,
                                                                freezers, dishwashers,
                                                                disposals and air
                                                                conditioners

     Automotive                             16%                 Automobiles, trucks,
                                                                recreational vehicles and
                                                                farm equipment

     Other                                  10%                 Electronic medical equipment,
                                                                vending machines, security
                                                                equipment and modular office
                                                                furniture and premise wiring

     The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including Apple, AT&T, Canon, Compaq, Delco, Ford, Hewlett Packard, IBM, JVC, Matsushita, Motorola, Philips, Sony, Thomson, Toshiba, and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 1998, 1997 or 1996. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers toward the use of fewer vendors.

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

     Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 49 manufacturing facilities in 21 countries on six continents.

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


                               PATENTS/TRADEMARKS

     As of June 30, 1998, the Company owned 684 United States patents and had 237 patent applications on file with the United States Patent Office. The Company also has 2,056 corresponding patents issued and 2,766 applied for in other countries as of June 30, 1998. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.


                                    BACKLOG

     The backlog of unfilled orders at June 30, 1998 was approximately $231.0 million; this compares to $260.5 million at June 30, 1997. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                            RESEARCH AND DEVELOPMENT

     Molex incurred total research and development costs of $93.9 million in 1998, $89.5 million in 1997, and $85.5 million in 1996. The Company incurred costs relating to obtaining patents of $5.4 million in 1998, $5.6 million in 1997, and $6.7 million in 1996 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.

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

                                   EMPLOYEES

     As of June 30, 1998, the Company employed 12,455 people worldwide. The Company believes its relations with its employees are favorable.


                            INTERNATIONAL OPERATIONS

     The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 1998 was approximately 66% of consolidated net revenue.

     The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 10 on page 49 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2 - PROPERTIES

     Molex owns and leases manufacturing, warehousing and office space in several locations around the world. The total square footage of these facilities is presented below:

                Owned               Leased               Total
               ---------            -------            ---------
               3,681,333            553,770            4,235,103


     The leases are of varying terms with expirations ranging from fiscal 1998 through fiscal 2025. The leases in aggregate are not considered material to the financial position of the Company.

     The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

     A listing of principal manufacturing facilities is presented below:



     AUSTRALIA              IRELAND             REPUBLIC OF KOREA
      Melton, Victoria       Millstreet Town     Ansan City (2)
                             Shannon
     BRAZIL                                     SINGAPORE
      Manaus                ITALY                Jurong Town
      Sao Paulo              Padova
                                                SOUTH AFRICA
     CANADA                 JAPAN                Midrand
      Scarborough, Ontario   Kagoshima
                             Okayama            TAIWAN
     CHINA (P.R.C.)          Shioya              Taipei
      Dongguan               Shizuoka
      Shanghai               Yamato             THAILAND
                                                 Bangkok

      ENGLAND               MALAYSIA
       Bordon                Perai, Penang      UNITED STATES
       Southhampton                              North Little Rock, Arkansas
                            MEXICO               Maumelle, Arkansas (2)
     FRANCE                  Guadalajara         Menlo Park, California
      Chateau Gontier        Magdalena           Orange, California
                             Nogales (2)         Pinellas Park, Florida
     GERMANY                                     St. Petersburg, Florida
      Biberach              POLAND               Downers Grove, Illinois
      Ettlingen              Starogard           Lisle, Illinois (2)
                                                 Naperville, Illinois
     INDIA                  PUERTO RICO          Mooresville, Indiana
      Bangalore              Ponce               Lincoln, Nebraska (3)
                                                 Manchester, New Hampshire

ITEM 3 - LEGAL PROCEEDINGS

     None deemed material to the Company's financial position or consolidated results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


     Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange. The information set forth under the caption "Fiscal 1998, 1997, and 1996 by Quarter (Unaudited)" on page 50 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

     The following table presents quarterly dividends per common share for the last two fiscal years. The fiscal 1998 and 1997 dividends per share have been restated for the November, 1997 and February, 1997 25% stock dividends.



                                                                                Class A
                                      Common Stock                            Common Stock


                            Fiscal 1998          Fiscal 1997         Fiscal 1998         Fiscal 1997
                            -----------          -----------         -----------         -----------
Quarter Ended -
  September 30,               0.0120               0.0100               0.0120              0.0100

  December 31,                0.0150               0.0100               0.0150              0.0100

  March 31,                   0.0150               0.0120               0.0150              0.0120

  June 30,                    0.0150               0.0120               0.0150              0.0120
                            -----------          -----------         -----------         ------------
            Total             0.0570               0.0440               0.0570              0.0440
                            ===========          ===========         ===========         ============

     Cash dividends on Common Shares have been paid every year since 1977.

     A description of the Company's Common Stock appears in footnote 3 on page 44 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

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

ITEM 6 - SELECTED FINANCIAL DATA

     The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years in the period ended June 30, 1998) on page 31 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 32 through 36 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political
     environments.   Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts. One of the Company's subsidiaries utilizes derivative commodity futures contracts to hedge against fluctuations in commodity price fluctuations. Such commodity futures contracts are limited to a maximum duration of eighteen months.

     A formalized treasury risk management policy has been implemented by the Company which describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments are subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows or inventory purchases. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     Interest rate exposure is principally limited to the $117.2 million of marketable securities owned by the Company. Such securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company set forth on pages 38 through 49 of the 1998 Annual Report to Shareholders and the independent auditors' report set forth on page 37 of the 1998 Annual Report to Shareholders are incorporated herein by reference:

            Independent Auditors' Report

            Consolidated Balance Sheets - June 30, 1998 and 1997

            Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996

            Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements


     The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 1998, 1997, and 1996 by Quarter (Unaudited)" on page 50 of the 1998 Annual Report to Shareholders, is incorporated herein by reference.

     The statement of changes in shares outstanding appears on Page 18 of this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 23, 1998 (the "Company's 1998 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished below.

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

                                                                                                     Year
                                                                                                   Employed
                                   Positions Held with Registrant                                     by
               Name                  During the Last Five Years(a)                 Age             Registrant
    -------------------------    -------------------------------------          ---------      -------------------
     Frederick A. Krehbiel(b)        Chairman (1993-) and Chief                     57              1965(c)
                                     Executive Officer (1988-).

     John H. Krehbiel, Jr.(b)        President (1975-) and Chief                    61              1959(c)
                                     Operating Officer (1996-).

     J. Joseph King                  Executive Vice President (1996-);
                                     Group Vice President-International             54              1975
                                     Operations (1988-1996).

     Raymond C. Wieser               Senior Vice President, Americas
                                     Region (1996-); Corporate Vice
                                     President and President,                       60              1965(c)
                                     Commercial Division-U.S.
                                     Operations (1994-1996); Group
                                     Vice President-U.S. Operations
                                     (1989-1994).


     Robert B. Mahoney               Corporate Vice President,                      45              1995
                                     Treasurer and Chief Financial
                                     Officer (1996-); Vice President
                                     (1994-1995) and Corporate
                                     Controller (1990-1995) of
                                     National Semiconductor Corporation.



                                                                                                    Year
                                                                                                  Employed
                               Positions Held with Registrant                                        by
           Name                 During the Last Five Years (a)                Age                Registrant
    -------------------       ----------------------------------            -------            --------------
     Ronald L. Schubel          Corporate Vice President (1982-)              55                    1981
                                and Regional President, Far East
                                South (1994-1998); President,
                                Commercial Division-U.S. Operations
                                (1982-1994).

     Werner W. Fichtner         Corporate Vice President                      55                    1981
                                (1987-) and Regional President,
                                Europe (1981-).

     Goro Tokuyama              Corporate Vice President                      64                    1985
                                (1990-), Regional President,
                                Far East North (1988-), and
                                President of Molex Japan Co.,
                                Ltd. (1985-).


     Martin P. Slark            Corporate Vice President                      43                    1976
                                (1990-) and Regional President,
                                Americas (1996-); Regional
                                President, U.S. (1994-1996);
                                Regional President, Far East
                                South (1988-1994).

     James E. Fleischhacker     Corporate Vice President                      54                    1984
                                (1994-) and Regional President,
                                Far East South (1998-); President,
                                DataComm Division-Americas
                                (1989-1998).

     Kathi M. Regas             Corporate Vice President (1994-);             42                    1985
                                Director, Human Resources
                                U.S. Operations (1989-1995).

     Louis A. Hecht             Corporate Secretary (1977-) and               54                    1974
                                General Counsel (1975-).

     __________________________________________________________________________
     (a)  All positions are with Registrant unless otherwise stated.
     (b) John H. Krehbiel, Jr. and Frederick A. Krehbiel (the "Krehbiel Family") are brothers. The members of the Krehbiel Family may be considered to be "control persons" of the Registrant. The other officers listed above have no relationship, family or otherwise, to the Krehbiel family, Registrant or each other.
     (c)  Includes period employed by Registrant's predecessor.

ITEM 11 - EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1998 Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the captions "Election of Directors," "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1998 Proxy Statement is herein incorporated by reference.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)  1. Financial Statements

        The following consolidated financial statements contained in the Company's 1998 Annual Report to Shareholders have been incorporated by reference in Item 8.

                                                                       Page(s) in
                                                                      Annual Report
             Item                                                    to Shareholders
   -----------------------                                          ------------------
    Independent Auditors' Report                                           37

    Consolidated Balance Sheets - June 30, 1998
      and 1997                                                            38-39

    Consolidated Statements of Income - for
      the years ended June 30, 1998, 1997 and 1996                         40

    Consolidated Statements of Shareholders' Equity -
      for the years ended June 30, 1998, 1997 and 1996                     41

    Consolidated Statements of Cash Flows - for the
      years ended June 30, 1998, 1997 and 1996                             42

    Notes to Consolidated Financial Statements                            43-49

    Fiscal 1998, 1997 and 1996 by Quarter (Unaudited)                      50


(a)  2. Financial Statement Schedule
                                                                     Page in the
                                                                      Form 10-K
                                                                    -------------

     Independent Auditors' Report on Schedule                             18
     Statements of Changes in Shares Outstanding                          19
       for the years ended June 30, 1998, 1997 and 1996
     Schedule II - Valuation and Qualifying Accounts                      20



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


(b) Reports on Form 8-K

     Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1998.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated July 22, 1998; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the statements of changes in shares outstanding and the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14(a)2. These statements of changes in shares outstanding and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such statements of changes in shares outstanding and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP


Deloitte & Touche  LLP
Chicago, Illinois
July 22, 1998

                               Molex Incorporated
                  Statements of Changes in Shares Outstanding
               For the Years Ended June 30, 1998, 1997, and 1996

                                                                Class A            Class B
                                             Common             Common             Common            Treasury
                                              Stock             Stock              Stock              Stock
                                           -----------       ------------       ------------       -----------
Shares outstanding at
    June 30, 1995                           51,895,780        52,432,699           94,255            3,484,725

Exercise of stock options                      471,229

Purchase of treasury stock                                                                             785,000

Disposition of treasury stock                                                                          (72,162)

Purchase of business                                             108,257

Issuance of stock bonus                         11,812

Other                                                             (1,017)

                                          --------------    ---------------     ------------       -------------
Shares outstanding at
    June 30, 1996                           52,378,821        52,539,939            94,255           4,197,563

Exercise of stock options                      448,849                                                  39,447

Purchase of treasury stock                                                                           1,026,250

Purchase of business                                                                                   (59,477)

Stock splits effected in the form           13,214,185        13,130,067                             1,164,575
   of dividends

Other                                           11,856           (11,856)                              (40,933)
                                          -------------     -------------       ------------       -------------
Shares outstanding at
    June 30, 1997                           66,053,711        65,658,150            94,255           6,327,425

Exercise of stock options                      588,395                                                  24,744

Purchase of treasury stock                                                                           1,540,000

Disposition of treasury stock                   26,131                                                 (59,814)

Stock splits effected in the form           16,593,237        16,414,537                             1,699,612
   of dividends
                                          -------------     -------------       ------------       -------------
Shares outstanding at
    June 30, 1998                           83,261,474        82,072,687            94,255           9,531,967
                                          =============     =============       ============       =============

                               Molex Incorporated
                Schedule II - Valuation and Qualifying Accounts
                For the Years Ended June 30, 1998, 1997, and 1996



Allowance for Loss      Balance at                                                  Balance
and Adjustments on      Beginning     Charged to     Accounts       Translation      at End
   Receivables:         of Period       Income      Written Off     Adjustments     of Period
------------------      ---------     ----------    -----------     -----------     ---------

      1998                $14,586       $3,707         ($644)          ($535)         $17,114
                          =======       ======         ======          ======         =======

      1997                $12,566       $3,019         ($488)          ($511)         $14,586
                          =======       ======         ======          ======         =======

      1996                $11,934       $1,831         ($548)          ($651)         $12,566
                          =======       ======         ======          ======         =======

                               MOLEX INCORPORATED
                                 EXHIBIT INDEX


Exhibit
Number                   Exhibit
-------                  --------------------------------------

   3                     3.1  Certificate of Incorporation
                         (as amended)

                         3.2  By-Laws (as amended)
                         (incorporated by reference to 1995
                         Form 10-K, Exhibit 3.2)

   4                     Instruments defining rights of
                         security holders including
                         indentures. See Exhibit 3.1

  10                     Material Contracts

                         10.1  The Molex Deferred Compensation
                               Plan (incorporated by reference
                               to 1984 Form 10-K, Exhibit 10.6)

                         10.2  The 1990 Molex Incorporated
                               Executive Stock Bonus Plan
                               (as amended)

                         10.3  The 1990 Molex Incorporated
                               Stock Option Plan (as amended)

                         10.4  The 1991 Molex Incorporated
                               Incentive Stock Option Plan
                               (as amended)

  13 Molex Incorporated Annual report to Shareholders for the year ended June 30, 1998. (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K)

Exhibit
Number                   Exhibit
-------                  --------------------------------------

   22                    Subsidiaries of registrant

   24                    Independent Auditors' Consent

   27.1                  Financial Data Schedule

   27.2                  Financial Data Schedule

   27.3                  Financial Data Schedule


(All other exhibits are either inapplicable or not required)

                              S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            MOLEX INCORPORATED
                                            ------------------
                                            (Company)


                                            /s/ ROBERT B. MAHONEY
September 22, 1998                          --------------------------------
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

September 22, 1998                          /s/ F. A. KREHBIEL
                                            --------------------------------
                                            F. A. Krehbiel
                                            Chairman of the Board and
                                            Chief Executive Officer

September 22, 1998                          /s/ J. H. KREHBIEL, JR.
                                            --------------------------------
                                            J. H. Krehbiel, Jr.
                                            President, Chief Operating Officer
                                            and Director


                                            /s/ ROBERT B. MAHONEY
                                            --------------------------------
September 22, 1998                          Robert B. Mahoney
                                            Corporate Vice President, Treasurer
                                            and Chief Financial Officer

September 22, 1998                          /s/ F. L. KREHBIEL
                                            --------------------------------
                                            F. L. Krehbiel
                                            Director

September 22, 1998                          /s/ MICHAEL J. BIRCK
                                            --------------------------------
                                            Michael J. Birck
                                            Director

September 22, 1998                          /s/ DONALD G. LUBIN
                                            --------------------------------
                                            Donald G. Lubin
                                            Director