Form 10-Q
period 1998-09-30
MOLEX INC
filed 1998-11-13
CIK 67472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                               -----------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------------------

                          Commission File Number 0-7491

                               MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   36-2369491
-----------------------------------              ---------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

2222 WELLINGTON COURT, LISLE, ILLINOIS                   60532
----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  630-969-4550
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

               Yes       X                  No
                     --------                    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At September 30, 1998:

                       Common Stock                76,333,188 shares

                       Class A Common Stock        79,395,309 shares

                       Class B Common Stock            94,255 shares

                               MOLEX INCORPORATED
                                    FORM 10-Q
                               SEPTEMBER 30, 1998
                                      INDEX


                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Information - Unaudited

         Condensed Consolidated Balance Sheets --                            2
         September 30, 1998 and June 30, 1998

         Condensed Consolidated Statements of Income --                      3
         Three Months Ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows --                  4
         Three Months Ended September 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8



                       PART II - OTHER INFORMATION                          12

                               MOLEX INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)



                                          ASSETS                       Sept. 30,              June 30,
                                                                         1998                  1998
                                                                    ------------           ------------
CURRENT ASSETS:
   Cash and cash equivalents                                             185,549                205,262
   Marketable securities                                                 101,337                117,151
   Accounts receivable - net                                             374,096                328,560
   Inventories                                                           177,187                184,433
   Other current assets                                                   35,373                 32,385
                                                                      ----------             ----------
         Total current assets                                            873,542                867,791

PROPERTY, PLANT AND EQUIPMENT - NET                                      710,636                676,161

OTHER ASSETS                                                             120,861                 95,682
                                                                      ----------             ----------
                                                                      $1,705,039             $1,639,634
                                                                      ==========             ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      133,681                140,350
   Accrued expenses                                                      136,356                119,161
   Other current liabilities                                              69,953                 73,363
                                                                      ----------             ----------
         Total current liabilities                                       339,990                332,874

DEFERRED ITEMS                                                             6,479                  6,504
ACCRUED POSTRETIREMENT BENEFITS                                           30,791                 30,536
LONG-TERM DEBT, less portion due currently                                 5,659                  5,566
MINORITY INTEREST                                                          2,570                  2,584

SHAREHOLDERS' EQUITY
   Common stock                                                            8,279                  8,272
   Paid-in capital                                                       150,313                147,782
   Retained earnings                                                   1,358,161              1,322,775
   Treasury stock                                                       (152,881)              (143,714)
   Deferred unearned compensation                                        (18,213)               (19,988)
   Cumulative translation adjustments                                    (26,109)               (53,557)
                                                                      ----------             ----------
         Total shareholders' equity                                    1,319,550              1,261,570
                                                                      ----------             ----------
                                                                      $1,705,039             $1,639,634
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

                               MOLEX INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE)



                                                                            THREE MONTHS ENDED
                                                                     ------------------------------
                                                                       Sept. 30,          Sept. 30,
                                                                         1998               1997
                                                                     -----------        -----------
NET REVENUE                                                             $409,892           $410,194

COST OF SALES                                                            244,315            239,861
                                                                        --------           --------
  Gross Profit                                                           165,577            170,333
OPERATING EXPENSES:
  Selling                                                                 33,812             32,308
  Administrative                                                          76,115             72,152
                                                                        --------           --------
    Total Operating Expenses                                             109,927            104,460

  Income from Operations                                                  55,650             65,873

OTHER INCOME:
   Foreign currency transaction gain/<loss>                                 (267)              (283)
   Interest income, net                                                    3,448              3,664
                                                                        --------           --------
    Total Other Income                                                     3,181              3,381

INCOME BEFORE INCOME TAXES                                                58,831             69,254

INCOME TAXES                                                              19,658             24,798
                                                                        --------           --------
NET INCOME                                                              $ 39,173           $ 44,456
                                                                        ========           ========

EARNINGS PER COMMON SHARE:
    BASIC                                                               $   0.25           $   0.28
                                                                        ========           ========
    DILUTED                                                             $   0.25           $   0.28
                                                                        ========           ========

CASH DIVIDENDS PER COMMON SHARE                                            0.015              0.012
                                                                        ========           ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE PERIOD:  BASIC                                              155,834            156,869
                                                                        ========           ========
                      DILUTED                                            157,399            158,743
                                                                        ========           ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)




                                                                               THREE MONTHS ENDED
                                                                   ----------------------------------------
                                                                     Sept. 30,                   Sept. 30,
                                                                       1998                        1997
                                                                   -------------              -------------
CASH AND CASH EQUIVALENTS, Beginning of Period                         $ 205,262                  $ 199,767
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                             39,173                     44,456
   Add (deduct) non-cash items included in net income:
      Depreciation and amortization                                       36,004                     33,900
      Amortization of deferred unearned compensation                       1,775                      1,357
      Other (credits)/charges to net income                                 (137)                        62

    Current items:
      Accounts receivable                                                (18,695)                    (4,179)
      Inventories                                                         11,053                      1,676
      Prepaid expenses                                                    (2,773)                    (3,549)
      Accounts payable                                                   (20,766)                    (4,133)
      Accrued expenses                                                    11,772                     14,839
      Income taxes                                                        (4,822)                   (22,719)
                                                                       ---------                   --------
            NET CASH PROVIDED FROM OPERATIONS                             52,584                     61,710

 Investments:
   Purchases of property, plant and equipment                            (51,518)                   (49,701)
   Proceeds from sale of property, plant and equipment                       181                          -
   Proceeds from sale of marketable securities                         1,029,858                    673,477
   Purchases of marketable securities                                 (1,014,043)                  (691,276)
   Increase/(decrease) in other assets                                   (31,860)                     3,094
                                                                       ---------                   --------
            NET CASH USED FOR INVESTMENTS                                (67,382)                   (64,406)

 Financing:
   Increase in long-term debt                                                 94                          -
   Cash dividends paid                                                    (2,266)                    (1,895)
   Purchase of treasury stock                                             (9,491)                    (5,108)
   Reissuance of treasury stock                                              972                        329
   Exercise of stock options                                                 822                      1,779
                                                                       ---------                   --------
            NET CASH USED FOR FINANCING                                   (9,869)                    (4,895)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                                4,954                    (8,570)
                                                                       ---------                   --------


                                                                       ---------                   --------
CASH AND CASH EQUIVALENTS, End of Period                               $ 185,549                   $183,606
                                                                       =========                   ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1998 Annual Report to Shareholders and the 1998 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(2)  EARNINGS PER COMMON SHARE

On October 24, 1997, the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. One quarter (1/4) share of Common Stock was paid on December 1, 1997 to shareholders of record as of November 10, 1997 for each share of Common Stock and Class B Common Stock outstanding. In addition, one quarter (1/4) share of Class A Common Stock was distributed for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:


                                                            Three Months Ended
                                                            ------------------
                                                         Sept. 30,     Sept. 30,
                                                              1998          1997
                                                         ---------     ---------
 Weighted average shares outstanding - basic               155,834       156,869
 Dilutive effective of stock options                         1,565         1,874
                                                           -------       -------

 Weighted average shares outstanding  - diluted            157,399       158,743
                                                           =======       =======



(3)  COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, for the three months ended September 30, 1998 and 1997 is as follows:




                                                    Three months ended
                                                       September 30,
                                                     1998        1997
                                                   --------    --------
Net income                                         $ 39,173    $ 44,456
Currency trans. and other adjustments                25,817     (39,718)
                                                   --------    --------
Total comprehensive income                         $ 64,990    $  4,738
                                                   ========    ========


(3)  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:



                                                    Sept.30,    June 30,
                                                      1998        1998
                                                    --------    --------
Raw Materials                                      $ 44,538    $ 48,324
Work in Process                                      49,798      49,025
Finished Goods                                       82,851      87,084
                                                   --------    --------
                                                   $177,187    $184,433
                                                   ========    ========

(4)  NEW ACCOUNTING PRONOUNCEMENTS

In 1997 FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both are effective for fiscal years beginning after December 15, 1997, or the Company's fiscal year ending June 30, 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. The requirements of these statements only impact financial statement disclosure. Accordingly, these statements will have no impact on the Company's financial position or the results of its operations.

Also in 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the impact this statement will have on its statement of financial position and the results of its operations.

                               MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenue for the first fiscal quarter ended September 30, 1998 remained flat at $409.9 million compared to $410.2 million in the prior year period. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenue by $29.6 million for the quarter. Excluding the negative effects of currency fluctuation, net revenue grew 7.1 percent over last year.

Management believes that Molex continues to grow at a rate higher than the worldwide connector market. All geographic regions experienced local currency sales growth for the quarter.

In the Americas region, net revenue increased 8.6 percent in US dollars and 8.8 percent in local currencies over the prior year period. Revenue growth in the region was driven by strong sales for data communications and telecommunications products, as well as consumer and automotive products.

Net revenue in the Far East North region was down 14.5 percent in US dollars for the quarter but rose 2.3 percent in local currencies. Strong demand in the Japanese market for personal computer and computer-peripheral products as well as telecommunication products contributed to the regional local currency growth.

Far East South net revenue for the quarter remained basically unchanged in US dollars but increased 17.2 percent in local currencies due to the continuing strength in the personal computer and computer-peripheral product markets.

In Europe, net revenue increased 6.4 percent in US dollars and 4.5 percent in local currencies over the same quarter of the prior year. The regional growth was attributable to increased sales of telecommunications products.

For the three months ended September 30, 1998, 65.5 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

The gross profit percentage of 40.4 percent for the quarter ended September 30, 1998 decreased from 41.5 percent for the quarter ended September 30, 1997. A labor strike in the US automotive industry had a negative impact as well as increased depreciation expense resulting from continued strong capital investments. The Company has also been aggressive with new product introductions.

Selling and administrative expenses were $109.9 million for the quarter ended September 30, 1998 as compared to $104.5 million in the same period the prior year. As a percentage of net revenue, selling and administrative expenses were
26.8 percent as compared to 25.5 percent for the first quarter periods. Costs incurred during the automotive strike and the US implementation of the Company's Global Information System contributed to the increase as well as investments in research and development. Research and development expenditures for the first quarter increased 7.6 percent over the same period in the prior year.

Interest income, net of interest expense, was relatively flat at $3.4 million in the quarter ended September 30, 1998 as compared to $3.7 million for the same period in the prior year.

The effective tax rate was 33.4 percent for the quarter ended September 30, 1998 as compared to 35.8 percent for the same period in the prior fiscal year. This change is primarily caused by increased pretax margins in countries with lower effective tax rates and the positive effects of a reduction in Japanese tax rates.

Net income for the quarter was $39.2 million or 25 cents per share for both basic and diluted earnings per share, an 11.9 percent decrease compared with $44.5 million or 28 cents per share for basic and diluted earnings per share for the same period last year. Excluding the effects of currency translation, net income for the quarter declined 2.8 percent.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be exceptionally strong. Working capital at September 30, 1998 was $533.6 million, a slight decrease from the $544.8 million at June 30, 1998.

During the three months ended September 30, 1998, the Company has purchased an aggregate of 350,000 shares of treasury stock at an aggregate cost of $9.5 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.


YEAR 2000

Molex recognizes the importance of the Year 2000 issue and has been giving high priority to it. The Company has completed an assessment of its business and other information systems as well as the non-information system aspects of its business that could be impacted by the Year 2000 issue. Over the past few years, the Company has developed and is currently implementing its Global Information System (GIS), which is Year 2000 compliant. The GIS project is approximately 50 percent implemented and is expected to be fully complete by October 1999. The Company presently believes that with modifications to existing software and the GIS implementation, the Year 2000 issue will not pose material operational problems for its information systems. While considered unlikely, management believes that the most likely, worst case Year 2000 scenario would be a delay in the completion of the GIS implementation at one or more of its operating subsidiaries. At this time management has not determined the impact this worst case scenario would have on its financial position, results of operations or cash flows, but believes that its experience implementing GIS to date mitigates this risk.

While the GIS implementation addresses many of the Company's Year 2000 issues, the Company does not consider the GIS implementation costs to be related to the Year 2000 issue as such costs are a strategic expenditure to enhance future operations and would be incurred regardless of the Year 2000 issue. Total costs related to the GIS project are expected to reach $55 million once complete. Expenditures related to the Year 2000 date conversion effort, principally the cost to repair existing software or microprocessors embedded in the Company's manufacturing systems, are expected to be minor and management expects the total costs of such remediation effort to be less than $2.0 million. Such costs will be incurred principally during fiscal 1999 and should not have a material impact on the Company's financial position, results of operations or cash flows.

The Company is initiating communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The Company cannot estimate the cost to the Company of the failure of third parties to address their Year 2000 issues and there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.

OUTLOOK

The outlook for the remainder of fiscal 1999 remains cautious for Molex in light of continuing difficult economic conditions in many parts of the world. Notwithstanding the significantly adverse effect of currency devaluation and the Company's sizable exposure to the Asian economy, the underlying Molex growth rates in this part of the world are still encouraging. With the evidence of a recent slow down in Europe and the possibility of one in the Americas, the outlook for the remaining year is a mixture of caution and guarded optimism.

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $230 million in capital expenditures and approximately $105 million in research and development for the fiscal year ending June 30, 1999.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEMS 1 - 3.   Not Applicable


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of Stockholders held on October 23, 1998, the following directors were elected to hold office for the coming year: Frederick A. Krehbiel, J.H. Krehbiel, Jr., Fred L. Krehbiel, Robert J. Potter, Edgar D. Jannotta, Donald G. Lubin, Masahisa Naitoh, Michael J. Birck, Douglas K. Carnahan.

               A second proposal before the stockholders, the amendment and restatement of the 1991 Molex Incorporated Incentive Stock Option Plan, which is set forth in detail in the proxy statement dated September 15, 1998 was approved.


ITEMS 5 - 6.   Not Applicable

                               S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 MOLEX INCORPORATED
                                                 -------------------------
                                                    (Registrant)





Date    November 13, 1998                        /s/ ROBERT B. MAHONEY
        -----------------                        -------------------------
                                                 Robert B. Mahoney
                                                 Corporate Vice President,
                                                 Treasurer and
                                                 Chief Financial Officer




Date    November 13, 1998                        /s/ LOUIS A. HECHT
        -----------------                        -------------------------
                                                 Louis A. Hecht
                                                 Corporate Secretary and
                                                 General Counsel