Form 10-Q
period 1998-12-31
MOLEX INC
filed 1999-02-12
CIK 67472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1998
                               ----------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------------------

                          Commission File Number 0-7491

                               MOLEX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    36-2369491
---------------------------------                 -------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

2222 WELLINGTON COURT, LISLE, ILLINOIS                   60532
---------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  630-969-4550
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 1998:

                      Common Stock                  76,341,813 shares

                      Class A Common Stock          78,831,078 shares

                      Class B Common Stock              94,255 shares

                               MOLEX INCORPORATED
                                    FORM 10-Q
                                DECEMBER 31, 1998
                                      INDEX


                                                                        Page
                                                                        ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information - Unaudited

         Condensed Consolidated Balance Sheets --                        2
         December 31, 1998 and June 30, 1998

         Condensed Consolidated Statements of Income --                  3
         Three and Six Months Ended December 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows --              4
         Six Months Ended December 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements            5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8



                         PART II - OTHER INFORMATION                    12

                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)


                         ASSETS                         Dec. 31,       June 30,
                                                          1998           1998
                                                       ----------     ----------
   CURRENT ASSETS:
      Cash and cash equivalents                        $  193,773     $  205,262
      Marketable securities                               100,800        117,151
      Accounts receivable - net                           365,329        328,560
      Inventories                                         201,401        184,433
      Other current assets                                 36,051         32,385
                                                       ----------     ----------
            Total current assets                          897,354        867,791

   PROPERTY, PLANT AND EQUIPMENT - NET                    756,901        676,161

   OTHER ASSETS                                           127,534         95,682
                                                       ----------     ----------
                                                       $1,781,789     $1,639,634
                                                       ==========     ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                                 $  136,933     $  140,350
      Accrued expenses                                    129,848        119,161
      Other current liabilities                            70,543         73,363
                                                       ----------     ----------
            Total current liabilities                     337,324        332,874

   DEFERRED ITEMS                                           5,815          6,504
   ACCRUED POSTRETIREMENT BENEFITS                         34,074         30,536
   LONG-TERM DEBT, less portion due currently               5,663          5,566
   MINORITY INTEREST                                        2,579          2,584

   SHAREHOLDERS' EQUITY
      Common stock                                          8,289          8,272
      Paid-in capital                                     152,259        147,782
      Retained earnings                                 1,400,871      1,322,775
      Treasury stock                                     (174,824)      (143,714)
      Deferred unearned compensation                      (16,436)       (19,988)
      Cumulative translation and other adjustments         26,175        (53,557)
                                                       ----------     ----------
            Total shareholders' equity                  1,396,334      1,261,570
                                                       ----------     ----------
                                                       $1,781,789     $1,639,634
                                                       ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - In Thousands Except per Share)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                              --------------------        --------------------
                                              Dec. 31,    Dec. 31,        Dec. 31,    Dec. 31,
                                                1998        1997            1998        1997
                                              --------    --------        --------    --------
     NET REVENUE                              $429,718    $405,497        $839,610    $815,691

     COST OF SALES                             253,121     236,989         497,437     476,850
                                              --------    --------        --------    --------
       Gross Profit                            176,597     168,508         342,173     338,841
     OPERATING EXPENSES:
        Selling                                 35,452      33,062          69,264      65,370
        Administrative                          75,561      68,442         151,675     140,595
                                              --------    --------        --------    --------
          Total Operating Expenses             111,013     101,504         220,939     205,965

        Income from Operations                  65,584      67,004         121,234     132,876

     OTHER INCOME:
        Foreign currency transaction
        gain/(loss)                             (2,388)         76          (2,655)       (206)
        Interest income, net                     1,374       2,552           4,822       6,216
                                              --------    --------        --------    --------
          Total Other Income/(Loss)             (1,014)      2,628           2,167       6,010

     INCOME BEFORE INCOME TAXES                 64,570      69,632         123,401     138,886

     INCOME TAXES                               20,697      24,081          40,355      48,879
                                              --------    --------        --------    --------
     NET INCOME                               $ 43,873    $ 45,551        $ 83,046    $ 90,007
                                              ========    ========        ========    ========
     EARNINGS PER COMMON SHARE:
          BASIC                               $   0.28    $   0.29        $   0.53    $   0.57
                                              ========    ========        ========    ========
          DILUTED                             $   0.28    $   0.29        $   0.53    $   0.57
                                              ========    ========        ========    ========

     CASH DIVIDENDS PER COMMON SHARE          $  0.015    $  0.015        $  0.030    $  0.027
                                              ========    ========        ========    ========
     WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING
        DURING THE PERIOD: BASIC               155,329     156,729         155,561     156,791
                                              ========    ========        ========    ========
                         DILUTED               156,525     159,029         156,622     159,119
                                              ========    ========        ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In Thousands)

                                                                 SIX MONTHS ENDED
                                                              -----------------------
                                                              Dec. 31,       Dec. 31,
                                                                1998           1997
                                                              --------       --------
CASH AND CASH EQUIVALENTS, Beginning of Period                $205,262       $199,767
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
   Net income                                                   83,046         90,007
   Add (deduct) non-cash items included in net income:
      Depreciation and amortization                             78,615         74,555
      Amortization of deferred unearned compensation             3,552          2,852
      Other (credits)/charges to net income                      2,611           (573)

    Current items:
      Accounts receivable                                       (3,547)       (10,454)
      Inventories                                               (6,519)       (19,368)
      Other current assets                                      (3,313)        (6,246)
      Accounts payable                                         (30,473)       (15,076)
      Accrued expenses                                           5,324         11,404
      Income taxes                                              (7,778)       (10,328)
                                                              --------       --------
            NET CASH PROVIDED FROM OPERATIONS                  121,518        116,773

 Investments:
   Purchases of property, plant and equipment                 (103,146)      (108,148)
   Proceeds from sale of property, plant and equipment           2,010          3,137
   Proceeds from sale of marketable securities               2,522,536      1,024,384
   Purchases of marketable securities                       (2,538,887)    (1,051,550)
   (Increase) decrease in other assets                         (21,701)         5,746
                                                              --------       --------
            NET CASH USED FOR INVESTMENTS                     (139,188)      (126,431)

 Financing:
   Increase in long-term debt                                        -          1,231
   Decrease in long-term debt                                        -         (3,000)
   Cash dividends paid                                          (2,330)        (3,835)
   Purchase of treasury stock                                  (31,480)       (20,851)
   Reissuance of treasury stock                                  1,192          1,155
   Exercise of stock options                                     2,603          3,331
                                                              --------       --------
            NET CASH USED FOR FINANCING                        (30,015)       (21,969)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                     36,196        (17,283)
                                                              --------       --------

CASH AND CASH EQUIVALENTS, End of Period                      $193,773       $150,857
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

(2)  EARNINGS PER COMMON SHARE

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:

                                                              Three Months Ended          Six Months Ended
                                                            ---------------------       ---------------------
                                                            Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                                              1998          1997          1998          1997
                                                            -------       -------       -------       -------
Weighted average shares outstanding - basic                 155,329       156,729       155,561       156,791
Dilutive effect of stock options                              1,196         2,300         1,061         2,328
                                                            -------       -------       -------       -------

Weighted average shares outstanding  - diluted              156,525       159,029       156,622       159,119
                                                            =======       =======       =======       =======


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

Total comprehensive income, in thousands of dollars, is as follows:


                                                           Three Months Ended         Six Months Ended
                                                          --------------------      ---------------------
                                                          Dec. 31,     Dec. 31,     Dec. 31,      Dec. 31,
                                                            1998         1997         1998         1997
                                                          -------      -------      -------       -------
Net income                                                $43,873     $ 45,551     $ 83,046      $ 90,007
Currency translation and other adjustments                 52,645      (45,764)      78,462       (85,482)
                                                          -------     --------     --------      --------

Total comprehensive income                                $96,518     $   (213)    $161,508      $  4,525
                                                          =======     ========     ========      ========



4)  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:


                                                 Dec. 31,       June 30,
                                                   1998           1998
                                                 --------       --------
Raw Materials                                    $ 50,508       $ 48,324
Work in Process                                    52,145         49,025
Finished Goods                                     98,748         87,084
                                                 --------       --------
                                                 $201,401       $184,433
                                                 ========       ========


(4)  NEW ACCOUNTING PRONOUNCEMENTS

In 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both are effective for fiscal years beginning after December 15, 1997, or the Company's fiscal year ending June 30, 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. The requirements of these statements only impact financial statement disclosure. Accordingly, these statements will have no impact on the Company's financial position or the results of its operations.

Also in 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the impact this statement will have on its statement of financial position and the results of its operations.

                               MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $429.7 million for the quarter ended December 31, 1998, increasing 6.0 percent in US dollars and 4.4 percent in local currencies over the corresponding quarter of the prior fiscal year. For the six months ended December 31, 1998 revenue grew to $839.6 million from $815.7 million in the prior year, resulting in growth of 2.9 percent in US dollars and 5.8 percent in local currencies. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenue by $23.1 million for the six months ended December 31, 1998, but for the quarter, the strengthening of other currencies caused net revenue to increase $6.5 million.

Management believes that Molex continues to grow at a rate higher than the worldwide connector market. All geographic regions experienced local currency sales growth for the quarter as well as the six months ended December 31, 1998.

For the quarter ended December 31, 1998, revenue in the Americas region increased 1.5 percent in US dollars and 1.7 percent in local currencies over the prior year period which was exceptionally strong. For the six months ended December 31, 1998, the revenue growth over the same period in the prior year was
4.9 percent in US dollars and 5.2 percent in local currencies. Improved sales of data communications and telecommunications products as well as strong sales of fiber optic products were partially offset by a softening in distribution sales of commercial products.

Quarterly net revenue in the Far East North increased 14.7 percent in US dollars and 8.2 percent in local currencies compared to the prior year. For the six months ended December 31, 1998, revenue remained relatively flat over the prior year period in US dollars but increased by 5.1 percent in local currencies. Market share gains from the introduction of new products and the penetration of new market areas contributed to the local currency growth.

Far East South net revenue for the quarter ended December 31, 1998 increased
18.8 percent in US dollars and 20.6 percent in local currencies from the prior year. For the six months ended December 31, 1998, revenue increased over the same period in the prior year by 8.8 percent in US dollars and 18.8 percent in local currencies. Personal computer and computer-peripheral products continue to produce strong results.

In Europe, net revenue increased 8.4 percent in US dollars and 3.6 percent in local currencies over a very strong prior year quarter.

For the six months ended December 31, 1998, the revenue growth for the comparable prior year period was 7.4 percent in US dollars and 4.0 percent in local currencies. Evidence of a slowdown in the region, especially in the U.K., has impacted local currency growth.

For the six months ended December 31, 1998, 68.2 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. The devaluations of several Asian currencies have had an adverse effect on reported sales and profits for the six month period, but showed improvement during the second quarter. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 41.1 percent for the quarter ended December 31, 1998 compared to 41.2 percent for the quarter ended December 31, 1997. For the six months ended December 31, 1998 the gross profit percentage was
40.8 percent, down from 41.5 percent for the same period in the prior year. This decrease is primarily due to depreciation expense associated with the Company's increased level of capital investments in new products and manufacturing capacity.

Selling and administrative expenses were $111.0 million and $220.9 million, respectively, for the quarter and six month period ended December 31, 1998 as compared to $101.5 million and $206.0 million, respectively, for the comparable periods in the prior year. For the quarter and six months ended December 31, 1998, selling and administrative expenses as a percent of net revenue were 25.8 percent and 26.3 percent, respectively, as compared to 25.0 percent and 25.3 percent, respectively, for the same period in the prior year. The Company's implementation of its Global Information Systems and the general increase in sales levels across the Company contributed to the slightly higher spending. Also included in selling and administrative expenses are research and development expenditures which for the six months ended December 31, 1998, increased at a higher rate as a percent of net revenues than the prior year period, 6.1 percent versus 5.8 percent, respectively.

Interest income, net of interest expense, was $1.4 million in the quarter ended December 31, 1998 as compared to $2.5 million in the prior year and was $4.8 million for the six months ended December 31, 1998 as compared to $6.2 million a year ago.

The effective tax rate was 32.1 percent for the quarter ended December 31, 1998, as compared to 34.6 percent in the prior year period and was 32.7 percent for the six months ended December 31, 1998 as compared to 35.2 percent last year. The overall change was caused by the Company implementing a more aggressive repatriation strategy offset by increased revenues in countries with higher income tax rates.

Net income for the quarter was $43.9 million or 28 cents per basic and diluted share, a 3.7 percent decrease compared with $45.6 million or 29 cents per basic and diluted share for the same quarter last fiscal year. Net income for the six months ended December 31, 1998 was $83.0 million or 53 cents per basic and diluted share, as compared to net income of $90.0 million or 57 cents per basic and diluted share, for the same period in the prior year. Excluding the effects of currency translation, net income decreased 6.4 percent for the quarter and
4.6 percent for the six months ended December 31, 1998 from the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be exceptionally strong. Working capital at December 31, 1998 was $560.0 million, an increase from $544.8 million at June 30, 1998.

During the six months ended December 31, 1998, the Company has purchased an aggregate of 1,087,000 shares of treasury stock at an aggregate cost of $31.5 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.

YEAR 2000

Molex recognizes the importance of the Year 2000 issue and has been giving high priority to it. The Company has completed an assessment of its business and other information systems as well as the non-information system aspects of its business that could be impacted by the Year 2000 issue. Over the past few years, the Company has developed and is currently implementing its Global Information System (GIS), which is Year 2000 compliant. The GIS project is approximately 65 percent implemented and is expected to be substantially complete by October 1999. The Company presently believes that with modifications to existing software and the GIS implementation, the Year 2000 issue will not pose material operational problems for its information systems. While considered unlikely, management believes that the most likely, worst case Year 2000 scenario would be a delay in the completion of the GIS implementation at one or more of its operating subsidiaries and the need for rapid remediation of legacy systems to make them Year 2000 compliant. At this time management has not determined the impact this worst case scenario would have on its financial position, results of operations or cash flows, but believes that its experience implementing GIS to date mitigates this risk.

While the GIS implementation addresses many of the Company's Year
2000 issues, the Company does not consider the GIS implementation costs to be related to the Year 2000 issue as such costs are a strategic expenditure to enhance future operations and would be incurred regardless of the Year 2000 issue. Total costs related to the GIS project are expected to reach $55-60 million once complete. Expenditures related to the Year 2000 date conversion effort, principally the cost to remediate existing software or microprocessors embedded in the Company's manufacturing systems, are not expected to be significant and management expects the total costs of such remediation effort to range from $2-5 million. Such costs will be incurred principally during calendar 1999 and should not have a material impact on the Company's financial position, results of operations or cash flows.

Part of the risk inherent in the Year 2000 issue results from the general uncertainty of the readiness of material third-party relationships. Although the Company cannot know or foresee every eventuality that suppliers and customers may face which could impact its operations, the Company has been initiating communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. At present, the Company has not developed specific contingency plans, but where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The Company cannot estimate the cost to the Company of the failure of third parties to address their Year 2000 issues and there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.


OUTLOOK

The outlook for the remainder of fiscal 1999 remains cautious for Molex in light of continuing difficult economic conditions in many parts of the world, particularly in Asia. Notwithstanding the significantly adverse effect of currency devaluation, the underlying Molex growth rates in this part of the world are encouraging. With the evidence of a slow down in Europe and the moderation of growth in the Americas, the outlook for the remaining year is one of guarded optimism.

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




                                                     MOLEX INCORPORATED
                                                     --------------------
                                                         (Registrant)





Date    February 12, 1999                        /s/ ROBERT B. MAHONEY
        -----------------                        --------------------
                                                     Robert B. Mahoney
                                                     Corporate Vice President,
                                                     Treasurer and
                                                     Chief Financial Officer




Date    February 12, 1999                        /s/ LOUIS A. HECHT
        -----------------                        --------------------
                                                     Louis A. Hecht
                                                     Corporate Secretary and
                                                     General Counsel