Form 10-Q
period 1999-03-31
MOLEX INC
filed 1999-05-10
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                         FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1999

                               OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
For the transition period from

                    Commission File Number 0-7491

       __________________MOLEX INCORPORATED__________________
       (Exact name of registrant as specified in its charter)

         Delaware                                      36-2369491
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

2222 Wellington Court, Lisle, Illinois                  60532
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  630-969-4550



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 1999:

                     Common Stock            76,123,334 shares

                     Class A Common Stock    78,741,008 shares

                     Class B Common Stock        94,255 shares






                        MOLEX INCORPORATED
                            FORM 10-Q
                          MARCH 31, 1999
                             INDEX


                                                                          Page
                                                                          ----

                  PART I - FINANCIAL INFORMATION

Item 1.	Financial Information - Unaudited

                Condensed Consolidated Balance Sheets --                   2
              		March 31, 1999 and June 30, 1998

                Condensed Consolidated Statements of Income --             3
              		Three and Nine Months Ended March 31, 1999 and 1998

                Condensed Consolidated Statements of Cash Flows --         4
              		Nine Months Ended March 31, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements       5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      8

Item 3. Quantitative and Qualitative Disclosure About
        Market Risk                                                       12

                       PART II - OTHER INFORMATION                        13

                           MOLEX INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEET
                       (Unaudited - In Thousands)

                        ASSETS                          Mar. 31,        June 30,
                                                           1999             1998
                                                       _________       _________
CURRENT ASSETS:
 Cash and cash equivalents                            $  205,502      $  205,262
 Marketable securities                                    93,607         117,151
 Accounts receivable - net                               364,867         328,560
 Inventories                                             200,080         184,433
 Other current assets                                     37,412          32,385
   Total current assets                                  901,468         867,791

PROPERTY, PLANT AND EQUIPMENT - NET                      750,574         676,161

OTHER ASSETS                                             116,406          95,682
                                                      $1,768,448      $1,639,634

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                     $  135,291      $  140,350
 Accrued expenses                                        124,564         119,161
 Other current liabilities                                59,812          73,363
   Total current liabilities                             319,667         332,874

DEFERRED ITEMS                                             7,757           6,504
ACCRUED POSTRETIREMENT BENEFITS                           34,055          30,536
LONG-TERM DEBT                                             9,967           5,566
MINORITY INTEREST                                            937           2,584

SHAREHOLDERS' EQUITY
 Common stock                                              8,297           8,272
 Paid-in capital                                         154,376         147,782
 Retained earnings                                     1,443,792       1,322,775
 Treasury stock                                         (182,939)       (143,714)
 Deferred unearned compensation                          (14,659)        (19,988)
 Cumulative translation and
   other adjustments                                     (12,802)        (53,557)
   Total shareholders' equity                          1,396,065       1,261,570
                                                      $1,768,448      $1,639,634

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MOLEX INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited - In Thousands Except per Share Data)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                Mar. 31,   Mar. 31,     Mar. 31,     Mar. 31,
                                                  1999       1998         1999        1998
NET REVENUE                                     $426,178   $409,228    $1,265,788   $1,224,919

COST OF SALES                                    252,504    240,705       749,941      717,554
 Gross Profit                                    173,674    168,523       515,847      507,365
OPERATING EXPENSES:
 Selling                                          34,771     31,921       104,035       97,324
 Administrative                                   75,328     69,924       227,003      210,486
  Total Operating Expenses                       110,099    101,845       331,038      307,810

 Income from Operations                           63,575     66,678       184,809      199,555

OTHER INCOME:
 Foreign currency transaction
  gain/(loss)                                     (1,562)      (234)       (4,217)        (439)
 Interest income, net                              1,958      2,662         6,780        8,877
  Total Other Income/(Loss)                          396      2,428         2,563        8,438

INCOME BEFORE INCOME TAXES                        63,971     69,106       187,372      207,993

INCOME TAXES                                      19,011     22,688        59,366       71,568
NET INCOME                                      $ 44,960   $ 46,418    $  128,006   $  136,425

EARNINGS PER COMMON SHARE:
  BASIC                                         $   0.29   $   0.30    $     0.82   $     0.87
  DILUTED                                       $   0.29   $   0.29    $     0.82   $     0.86

CASH DIVIDENDS PER COMMON SHARE                 $  0.015   $  0.015    $    0.045   $    0.042

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC                         155,017   156,657       155,382      156,757
                    DILUTED                       156,006   158,742       156,416      159,015



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MOLEX INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - In Thousands)

								    NINE MONTHS ENDED
                                                                 Mar. 31,       Mar. 31,
                                                                   1999           1998
CASH AND CASH EQUIVALENTS, Beginning of Period                $  205,262      $  199,767
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                                     128,006         136,425
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                                 117,579         109,066
   Amortization of deferred unearned compensation                  5,329           4,131
   Other (credits)/charges to net income                             162           1,333

  Current items:
   Accounts receivable                                           (20,747)        (21,500)
  Inventories                                                     (9,972)        (19,039)
  Other current assets                                            (4,643)         (7,910)
  Accounts payable                                               (15,777)        (19,633)
  Accrued expenses                                                   710          19,292
  Other current liabilities                                      (20,957)         (6,620)
    NET CASH PROVIDED FROM OPERATIONS                            179,690         195,545

 Investments:
  Purchases of property, plant and equipment                    (157,861)       (162,662)
  Proceeds from sale of property, plant
   and equipment                                                   1,916           2,976
  Proceeds from sale of marketable securities                  3,975,107       1,507,892
  Purchases of marketable securities                          (3,961,563)     (1,516,198)
 (Increase)/decrease in other assets                             (43,023)         (4,796)
    NET CASH USED FOR INVESTMENTS                               (185,424)       (172,788)

 Financing:
  Increase in long-term debt                                       4,401           1,231
  Decrease in long-term debt                                           -          (3,000)
  Cash dividends paid                                             (6,932)         (6,187)
  Purchase of treasury stock                                     (39,284)        (20,851)
  Reissuance of treasury stock                                     1,855           1,574
  Exercise of stock options                                        3,755           3,879
    NET CASH USED FOR FINANCING                                  (36,205)        (23,354)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                           42,179         (13,825)

CASH AND CASH EQUIVALENTS, End of Period                      $  205,502      $  185,345

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

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:

                                                							Three Months Ended	    Nine Months Ended
                                                      Mar. 31,      Mar. 31,       Mar. 31,   Mar. 31,
                                                        1999          1998           1999        1998
Weighted average shares outstanding - basic           155,017       156,657        155,382    156,775
Dilutive effect of stock options                          989         2,085          1,034      2,240

Weighted average shares outstanding - diluted         156,006       158,742        156,416    159,015

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









						-5-

Total comprehensive income, in thousands of dollars, is as follows:

                                                							Three Months Ended	         Nine Months Ended
                                                      Mar. 31,      Mar. 31,       Mar. 31,    Mar. 31,
                                                        1999          1998           1999        1998
Net income                                            $44,960       $46,418       $128,006    $136,425
Currency translation and other adjustments            (38,956)       (2,172)        39,507     (87,654)

Total comprehensive income                            $ 6,004       $44,246       $167,513    $ 48,771

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                Mar. 31,        June 30,
                                                  1999            1998

Raw Materials                                  $ 49,095        $ 48,324
Work in Process                                  47,932          49,025
Finished Goods                                  103,053          87,084
                                               --------        --------
                                               $200,080        $184,433
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

Also in 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an
						-6-
entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the impact this statement will have on its statement of financial position and the results of its operations.

-7-

MOLEX INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $426.2 million for the quarter ended March 31, 1999, increasing 4.1 percent in US dollars and 2.1 percent in local currencies over the corresponding quarter of the prior fiscal year. The strengthening of other currencies against the US dollar caused net revenue to increase $8.2 million for the quarter. For the nine months ended March 31, 1999 revenue grew to $1,265.8 million from $1,224.9 million in the prior year, resulting in growth of 3.3 percent in US dollars and
4.6 percent in local currencies. The generally higher value of the US dollar compared to other currencies worldwide decreased net revenue by $14.9 million for the nine months ended March 31, 1999.

Management believes that Molex continues to grow at a rate higher than the connector industry and achieve profitability above the corporate goal of 10 percent net return on sales.

For the quarter ended March 31, 1999, revenue in the Americas region increased 3.7 percent in US dollars and 3.9 percent in local currencies over the prior year period which was exceptionally strong. For the nine months ended March 31, 1999, the revenue growth over the same period in the prior year was 4.5 percent in US dollars and 4.7 percent in local currencies. Improved sales of data communications and telecommunications products as well as strong sales of fiber optic products were partially offset by a softening in distribution sales of commercial products and the effects of price erosion in the computer market.

Quarterly net revenue in the Far East North increased 21.2 percent in US dollars and 11.8 percent in local currencies compared to the prior year. For the nine months ended March 31, 1999, revenue increased 6.1 percent over the prior year period in US dollars and
7.1 percent in local currencies. Improvements in traditional computer and consumer markets, as well as the penetration of new market areas contributed to the local currency growth.

Far East South net revenue for the quarter ended March 31, 1999 increased 22.7 percent in US dollars and 22.0 percent in local currencies from the prior year. For the nine months ended March 31, 1999, revenue increased over the same period in the prior year by 13.0 percent in US dollars and 19.8 percent in local currencies. Personal computer and computer-peripheral products continue to produce strong results.

In Europe, net revenue declined 17.5 percent in US dollars and
19.0 percent in local currencies over a very strong prior year quarter.
                                                -8-

For the nine months ended March 31, 1999, revenue declined from the comparable prior year period by 1.7 percent in US dollars and
4.4 percent in local currencies. The weakened economic environment in Europe continues to impact growth.

For the nine months ended March 31, 1999, 63.3 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. The devaluations of several Asian currencies have had an adverse effect on reported sales and profits for the nine month period, but showed improvement during the third quarter. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 40.8 percent for the quarter ended March 31, 1999 compared to 41.2 percent for the quarter ended March 31, 1998. For the nine months ended March 31, 1999 the gross profit percentage was 40.8 percent, down from 41.4 percent for the same period in the prior year. This decrease is primarily due to depreciation expense associated with the Company's increased level of capital investments in new products and manufacturing capacity partially offset by favorable raw material costs and productivity improvements.

Selling and administrative expenses were $110.1 million and $331.0 million, respectively, for the quarter and nine month period ended
March 31, 1999 as compared to $101.8 million and $307.8 million, respectively, for the comparable periods in the prior year. For the quarter and nine months ended March 31, 1999, selling and administrative expenses as a percent of net revenue were 25.8 percent and 26.2 percent, respectively, as compared to 24.9 percent and 25.1 percent, respectively, for the same period in the prior year. The addition of new entities and new product lines contributed to the higher spending. Also included in selling and administrative expenses are research and development expenditures which for the nine months ended March 31, 1999, increased at a higher rate as a percent of net revenue than the prior year period, 6.1 percent versus 5.8 percent, respectively.

Foreign currency transaction losses were $1.6 million and $4.2 million, respectively, for the quarter and nine months ended March 31, 1999 compared with $.2 million and $.4 million for the prior year periods. The transaction losses were largely a result of the strengthening Japanese Yen.

Interest income, net of interest expense, was $2.0 million in the quarter ended March 31, 1999 as compared to $2.7 million in the prior year and was $6.8 million for the nine months ended March 31, 1999 as compared to $8.9 million a year ago. The decline is primarily due to lower global interest rates.

The effective tax rate was 30.0 percent for the quarter ended March 31, 1999, as compared to 32.8 percent in the prior year period and was 31.7 percent for the nine months ended March 31,
						-9-
1999 as compared to 34.4 percent last year. The reduction was caused by the Company implementing a more aggressive repatriation strategy, Japanese tax rate reductions, tax exemptions in the Far East South and the continuing effort to reduce the US local income tax burden.

Net income for the quarter was $45.0 million or 29 cents per basic and diluted share, a 3.1 percent decrease compared with $46.4 million or 30 cents per basic and 29 cents per diluted share for the same quarter last fiscal year. Net income for the nine months ended March 31, 1999 was $128.0 million or 82 cents per basic and diluted share, as compared to net income of $136.4 million or 87 cents per basic and 86 cents per diluted share, for the same period in the prior year. Excluding the effects of currency translation, net income decreased 4.3 percent for the quarter and
4.5 percent for the nine months ended March 31, 1999 from the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be exceptionally strong.
Working capital at March 31, 1999 was $581.8 million, an increase from $544.8 million at June 30, 1998.

During the nine months ended March 31, 1999, the Company has purchased an aggregate of 1,369,000 shares of treasury stock at an aggregate cost of $39.3 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.

YEAR 2000

Molex recognizes the importance of the Year 2000 issue and has been giving high priority to it. The Company has completed an assessment of its business and other information systems as well as the non-information system aspects of its business that could be impacted by the Year 2000 issue. Over the past few years, the Company has developed and is currently implementing its Global
Information System (GIS), which is Year 2000 compliant. The GIS project is approximately 65 percent implemented and is expected to be substantially complete by September 1999. The Company presently believes that with modifications to existing software and the GIS implementation, the Year 2000 issue will not pose material operational problems for its information systems. While considered unlikely, management believes that the most likely, worst case Year 2000 scenario would be a delay in the completion of the GIS implementation at one or more of its operating subsidiaries and the need for rapid remediation of legacy systems to make them Year 2000 compliant. At this time management has not
 						-10-
determined the impact this worst case scenario would have on its financial position, results of operations or cash flows, but believes that its experience implementing GIS to date mitigates this risk.

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

Part of the risk inherent in the Year 2000 issue results from the general uncertainty of the readiness of material third-party relationships. Although the company cannot know or foresee every eventually that suppliers and customers may face which could impact its operations, the Company has been actively communicating with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. At present, the Company is in the process of developing contingency plans where practicable, and continues to assess its risks with respect to the failure of these entities to be Year 2000 ready. The Company cannot estimate the cost to the Company of the failure of third parties to address their Year 2000 issues and there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.


OUTLOOK

The outlook for the remainder of fiscal 1999 remains cautious for Molex in light of continuing soft economic conditions in many parts of the world. Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future. Notwithstanding the effects of currency fluctuations, the underlying Molex growth rates in Asia are encouraging. This strength in the Far East will increasingly benefit the Company as its customers continue to move production to this region. Coupled with weakened economic conditions in Europe and the moderation of growth in the Americas, the outlook for the remaining year is one of guarded optimism.

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $230 million in capital expenditures and approximately $105 million in research
						-11-
and development for the fiscal year ending June 30, 1999.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts. One of the Company's subsidiaries utilizes derivative commodity futures contracts to hedge against fluctuations in commodity price fluctuations. Such commodity futures contracts are limited to a maximum duration of eighteen months.
-12-
A formalized treasury risk management policy has been implemented by the Company which describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments are subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows or inventory purchases. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

Interest rate exposure is principally limited to the $93.6 million of marketable securities owned by the Company. Such securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments.


                    Part II - Other Information


Items 1 - 4.    Not Applicable

Item 5.  Other Information

On April 30, 1999, the Board of Directors approved for Molex to enter into an agreement to acquire Cardell Corporation, an Auburn Hills, Michigan-based privately-owned automotive terminal and connector manufacturer. Closing of the transaction is subject to satisfaction or waiver of various conditions, but is currently expected to occur in June 1999. Terms of the transaction were not disclosed.

Also on April 30, 1999, the Board of Directors approved the appointment of
J. Joseph King to the Board of Directors, effective July 1, 1999. This addition expands Molex's Board to ten directors, including six outside directors. In addition to his appointment as director, Mr. King will assume the position of President and Chief Operating Officer. J. Joseph King has been with Molex over 24 years and is currently Executive Vice President. This is the first time in the Company's 61 year history that a non-Krehbiel family member has served as President of the Company. John H. Krehbiel, Jr., currently President and Chief Operating Officer, will join Fred A. Krehbiel as Co-Chairman and Co-Chief Executive Officer of Molex.

Item 6.  Exhibits and Reports on Form 8-K

         None

						-13-







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





Date         May 10, 1999                       /s/ ROBERT B. MAHONEY
	   -----------------			--------------------
                                                Robert B. Mahoney
                                                Corporate Vice President,
                                                Treasurer and
                                                Chief Financial Officer




Date         May 10, 1999                       /s/ LOUIS A. HECHT
	   -----------------			--------------------
                                                Louis A. Hecht
                                                Corporate Secretary and
                                                General Counsel