Form 10-K
period 1999-06-30
MOLEX INC
filed 1999-09-22
CIK 67472

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999     Commission File Number 0-7491

                            MOLEX INCORPORATED
          (Exact name of registrant as specified in its charter)

          Delaware                                      36-2369491
      (State or other jurisdiction of               (I.R.S.  Employer
      incorporation or organization)                Identification No.)

     2222 Wellington Court, Lisle, Illinois                60532
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (630) 969-4550

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.05

Class A Common Stock, par value, $0.05

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X        No  _____

On August 27, 1999, the following numbers of shares of the Company's common stock were outstanding:
                         Common Stock           78,506,562
                         Class A Common Stock   78,302,173
                         Class B Common Stock       94,255

The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately
$1.3 billion.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1999, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 22, 1999 are incorporated by reference into Part III of this report.

Index to Exhibits listed on Pages 20 through 21.
                                1


                         TABLE OF CONTENTS


  Part I                                                              Page

       Item 1. Business                                                3
       Item 2. Properties                                              8
       Item 3. Legal Proceedings                                       9
       Item 4. Submission of Matters to a Vote of Security Holders     9


  Part II

       Item 5.  Market for the Registrant's Common Equity and           9
                Related Stockholder Matters
       Item 6.  Selected Financial Data                                10
       Item 7. Management's Discussion and Analysis of Financial 10 Condition and Results of Operations
       Item 7a. Quantitative and Qualitative Disclosures About         10
                Market Risk
       Item 8.  Financial Statements and Supplementary Data            10
       Item 9.  Changes in and Disagreements with Accountants on       10
                Accounting and Financial Disclosure

  Part III

       Item 10. Directors and Executive Officers of the Registrant     11
       Item 11. Executive Compensation                                 13
       Item 12. Security Ownership of Certain Beneficial Owners        13
                and Management.
       Item 13. Certain Relationships and Related Transactions         13

  Part IV

       Item 14. Exhibits, Financial Statement Schedules, and Reports   14
                on Form 8-K

  Independent Auditors' Report on Schedule                             16
  Statements of Changes in Shares Outstanding                          17
  Schedule II - Valuation and Qualifying Accounts                      18
  Index to Exhibits                                                    19
  Signature Page                                                       21

                                 PART I



Item 1 - Business


                     General Development of the Business

Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.

                    General Description of the Business

Molex is a leading manufacturer of electronic, electrical and fiber optic interconnection products and systems; switches; value-added assemblies; and application tooling. The Company operates 50 plants in 21 countries and employs 14,700 people worldwide. In fiscal 1999, products manufactured and sold outside the U.S. generated 66% of sales.

Molex serves original equipment manufacturers in industries that include automotive, computer, computer peripheral, business equipment, telecommunications, consumer products and premise wiring. The Company offers more than 100,000 products to customers primarily through direct sales people and authorized distributors. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated at $27.1 billion. With a 6.3% market share, Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

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



                                  Percentage of
                                   Fiscal 1999
Market                             Net Revenue              Products

Computer/business equipment/           56%             Computers, peripheral
telecommunications                                     equipment, calculators,
                                                       copiers, pagers and
                                                       dictation equipment

Consumer Products                      19%             Televisions, stereo high
                                                       fidelity systems,
                                                       compact disc players,
                                                       video tape recorders,
                                                       camcorders,
                                                       electronic games,
                                                       microwave ovens,
                                                       refrigerators, freezers,
                                                       dishwashers, disposals
                                                       and air conditioners

Automotive                             15%             Automobiles, trucks,
                                                       recreational vehicles
                                                       and farm equipment

Other                                  10%             Electronic medical
                                                       equipment, vending
                                                       machines, security
                                                       equipment and modular
                                                       office furniture and
                                                       premise wiring

The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including Apple, AT&T, Canon, Compaq, Delco, Ford, Hewlett Packard, IBM, JVC, Matsushita, Motorola, Philips, Sony, Thomson, Toshiba, and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 1999, 1998 or 1997. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers toward the use of fewer vendors.
                                    4
In the United States and Canada, the Company sells its products primarily through direct sales engineers and industrial distributors. Internationally, Molex sells primarily through its own sales organizations in Japan, Hong Kong, Singapore, Taiwan, Republic of Korea, Malaysia, Thailand, China, Australia, England, Italy, Ireland, France, Spain, Germany, the Netherlands, Switzerland, Poland, Sweden, Norway, Denmark, South Africa, India, Canada, Mexico and Brazil.

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

Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 50 manufacturing facilities in 21 countries on six continents.

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


                              Patents/Trademarks

As of June 30, 1999, the Company owned 702 United States patents and had 273 patent applications on file with the United States Patent Office. The Company also has 2,184 corresponding patents issued and 3,225 applied for in other countries as of June 30, 1999. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.



                                    Backlog

The backlog of unfilled orders at June 30, 1999 was approximately $243.4 million; this compares to $231.0 million at June 30, 1998. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                            Research and Development

Molex incurred total research and development costs of $105.9 million in 1999, $93.9 million in 1998, and $89.5 million in 1997. The Company incurred costs relating to obtaining patents of $5.2 million in 1999, $5.4 million in 1998, and $5.6 million in 1997 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.


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


                                   Employees

As of June 30, 1999, the Company employed 14,700 people worldwide. The Company believes its relations with its employees are favorable.


                           International Operations

The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 1999 was approximately 66% of consolidated net revenue.

The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 9 on page 49 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.





Item 2 - Properties
Molex owns and leases manufacturing, warehousing and office space in several locations around the world. The total square footage of these facilities is presented below:

                 Owned           Leased          Total
               3,303,151        1,912,428       5,215,579

The leases are of varying terms with expirations ranging from fiscal 1999 through fiscal 2025. The leases in aggregate are not considered material to the financial position of the Company.

The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

A listing of principal manufacturing facilities is presented below:

Australia                Ireland              Republic of Korea
  Melton, Victoria         Millstreet Town      Ansan City (2)
                           Shannon
Brazil                                        Singapore
  Manaus                 Italy                  Jurong Town
  Sao Paulo                Padova
                                              South Africa
Canada                   Japan                  Midrand
  Scarborough, Ontario     Kagoshima
                           Okayama            Taiwan
China (P.R.C.)             Shioya               Taipei
  Dongguan                 Shizuoka
  Shanghai                 Yamato             Thailand
                                                Bangkok
England                    Malaysia
  Southhampton               Perai, Penang     United States
                                                Auburn Hills, Michigan (2)
                           Mexico               Maumelle, Arkansas (2)
France                       Guadalajara        Manchester, New Hampshire
  Chateau Gontier            Magdalena          Orange, California
                             Nogales (2)        Pinellas Park, Florida
Germany                                         St. Petersburg, Florida
  Biberach                 Poland               Downers Grove, Illinois
  Ettlingen                  Starogard          Lisle, Illinois
                                                Naperville, Illinois (2)
India                      Puerto Rico          Mooresville, Indiana
  Bangalore                  Ponce              Lincoln, Nebraska (3)
  Gandhinagar
                               8




Item 3 - Legal Proceedings

None deemed material to the Company's financial position or consolidated results of operations.


Item 4 - Submission of Matters to a Vote of Security Holders


None.




                                  PART II


Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters


    	Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange. The information set forth under the caption "Fiscal 1999, 1998, and 1997 by Quarter (Unaudited)" on page 50 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

    	The following table presents quarterly dividends per common share for the last two fiscal years. The fiscal 1998 dividends per share have been restated for the 25% stock dividend issued in November, 1997.

                                                 Class A
               Common Stock                    Common Stock

                Fiscal 1999   Fiscal 1998   Fiscal 1999  Fiscal 1998
Quarter Ended -
  September 30,    0.0150       0.0120         0.0150       0.0120
  December 31,     0.0150       0.0150         0.0150       0.0150
  March 31,        0.0150       0.0150         0.0150       0.0150
  June 30,         0.0150       0.0150         0.0150       0.0150
        Total      0.0600       0.0570         0.0600       0.0570



Cash dividends on Common Shares have been paid every year since 1977.

A description of the Company's Common Stock appears in footnote 3 on page 44 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

On June 16, 1999, The Company acquired Cardell Corporation, an automotive terminal and connector manufacturer. In connection with this acquisition, the former shareholders of Cardell received 2.3 million shares of Molex
Common Stock (MOLX), approximate market value $69.4 million, which were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6 - Selected Financial Data

The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years in the period ended June 30, 1999) on page 31 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 32 through 36 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 36 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The following consolidated financial statements of the Company set forth on pages 38 through 49 of the 1999 Annual Report to Shareholders and the independent auditors' report set forth on page 37 of the 1999 Annual Report to Shareholders are incorporated herein by reference:

  Independent Auditors' Report

  Consolidated Balance Sheets - June 30, 1999 and 1998

  Consolidated Statements of Income for the years ended June 30, 1999, 1998 and 1997

  Consolidated Statements of Shareholders' Equity for the years ended June 30,
   1999, 1998 and 1997

  Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements


The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 1999, 1998, and 1997 by Quarter (Unaudited)" on page 50 of the 1999 Annual Report to Shareholders, is incorporated herein by reference.

The statement of changes in shares outstanding appears on Page 19 of this Form 10-K.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                      10






                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 22, 1999 (the "Company's 1999 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished below.

Executive Officers of the Registrant

The following information relates to the executive officers of the Registrant who serve at the discretion of the Board of Directors and are customarily elected for one-year terms at the Regular Meeting of the Board of Directors held immediately following the Annual Stockholders' Meeting. All of the executive officers named hold positions as officers and/or directors of one or more subsidiaries of the Registrant. For purposes of this disclosure, only the principal positions are set forth.
                                                                     Year
                                                                   Employed
                           Positions Held with Registrant             by
Name                       During the Last Five Years (a)    Age   Registrant
Frederick A. Krehbiel(b)   Co-Chairman and Co-Chief           58     1965(c)
                           Executive Officer (1999-);
                           Chairman (1993-1999) and Chief
                           Executive Officer (1988-1999).

John H. Krehbiel, Jr.(b)   Co-Chairman and Co-Chief           62     1959(c)
                           Executive Officer (1999-);
                           President (1975-1999) and Chief
                           Operating Officer (1996-1999).

J. Joseph King             President and Chief Operating      55     1975
                           Officer (1999-); Executive
                           Vice President (1996-1999); Group
                           Vice President-International
                           Operations (1988-1996).

Martin P. Slark            Executive Vice President (1999-);  44     1976
                           Corporate Vice President
                           (1990-1999) and  President,
                           Americas (1996-1999);
                           President, U.S. (1994-1996).

Raymond C. Wieser          Senior Vice President (1999-);     60     1965(c)
                           Senior Vice President, Americas
                           (1996-1999); Corporate Vice
                           President and President,
                           Commercial Division-U.S.
                           Operations (1994-1996).

                                     11
                                                                     Year
                                                                   Employed
                           Positions Held with Registrant             by
Name                       During the Last Five Years  (a)   Age   Registrant

Robert B. Mahoney          Corporate Vice President,          46     1995
                           Treasurer and Chief Financial
                           Officer (1996-); Vice President
                           (1994-1995) and Corporate
                           Controller (1990-1995) of
                           National Semiconductor Corporation.

Ronald L. Schubel          Corporate Vice President (1982-)   56     1981
                           and President, Americas (1999-);
                           President, Far East South
                           (1994-1998); President, Commercial
                           Division-U.S. Operations
                           (1982-1994).

Werner W. Fichtner         Corporate Vice President           56     1981
                           (1987-) and  President,
                           Europe (1981-).

Goro Tokuyama              Corporate Vice President           65     1985
                           (1990-)and President,
                           Far East North (1988-), and
                           President of Molex Japan Co.,
                           Ltd. (1985-).

James E. Fleischhacker     Corporate Vice President           55     1984
                           (1994-) and  President,
                           Far East South (1998-); President,
                           DataComm Division-Americas
                           (1989-1998).

Kathi M. Regas             Corporate Vice President (1994-);  43     1985
                           Director, Human Resources
                           U.S. Operations (1989-1995).

Louis A. Hecht             Corporate Secretary (1977-) and    55     1974
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



Item 11 - Executive Compensation

The information under the caption "Executive Compensation" in the Company's 1999 Proxy Statement is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1999 Proxy Statement is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

The information under the captions "Election of Directors," "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 1999 Proxy Statement is herein incorporated by reference.






















                                    PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  1. Financial Statements

The following consolidated financial statements contained in the Company's 1999 Annual Report to Shareholders have been incorporated by reference in
Item 8.

                                                            Page(s) in
                                                           Annual Report
Item                                                      to Shareholders

Independent Auditors' Report                                     37

Consolidated Balance Sheets - June 30, 1999
  and 1998                                                      38-39

Consolidated Statements of Income - for
  the years ended June 30, 1999, 1998 and 1997                   40

Consolidated Statements of Shareholders' Equity -
  for the years ended June 30, 1999, 1998 and 1997               41

Consolidated Statements of Cash Flows - for the
  years ended June 30, 1999, 1998 and 1997                       42

Notes to Consolidated Financial Statements                      43-49

Fiscal 1999, 1998 and 1997 by Quarter (Unaudited)                50

(a)  2. Financial Statement Schedule
                                                             Page in the
                                                              Form 10-K

Independent Auditors' Report                                     16

Statement of Changes in Shares Outstanding
  for the years ended June 30, 1999, 1998 and 1997               17

Schedule II - Valuation and Qualifying Accounts                  18
                                 14

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


(b)  Reports on Form 8-K

Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 1999.







INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated July 28, 1999; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the statements of changes in shares outstanding and the financial statement schedule of Molex Incorporated and its subsdidiaries, listed in Item 14(a)2. These statements of changes in shares outstanding and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such statements of changes in shares outstanding and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/S/DELOITTE & TOUCHE LLP




Chicago, Illinois
July 28, 1999










                              Molex Incorporated
                 Statements of Changes in Shares Outstanding
             For the Years Ended June 30, 1999, 1998, and 1997

                                                    Class A       Class B
                                      Common         Common        Common      Treasury
                                       Stock         Stock         Stock        Stock
                                    ___________   ___________   __________   ___________
Shares outstanding at
  June 30, 1996                      52,378,821    52,539,939       94,255     4,197,563

Exercise of stock options               448,849                                   39,447

Purchase of treasury stock                                                     1,026,250

Purchase of business                                                             (59,477)

Stock splits effected in the form
 of dividends                        13,214,185    13,130,067                  1,164,575

Other                                    11,856       (11,856)                   (40,933)
                                    ___________   ___________   __________   ___________

Shares outstanding at
  June 30, 1997                      66,053,711    65,658,150       94,255     6,327,425

Exercise of stock options               588,395                                   24,744

Purchase of treasury stock                                                     1,540,000

Disposition of treasury stock            26,131                                  (59,814)

Stock splits effected in the form
  of dividends                       16,593,237    16,414,537                  1,699,612
                                    ___________   ___________   __________   ___________

Shares outstanding at
  June 30, 1998                      83,261,474    82,072,687       94,255     9,531,967

Exercise of stock options               584,849                                   76,402

Purchase of treasury stock                                                     1,707,323

Disposition of treasury stock                                                    (76,424)

Purchase of business                  2,261,320

Issuance of stock bonus                  41,118

Other                                   (15,795)
                                    ___________   ___________   __________   ___________
Shares outstanding at
  June 30, 1999                      86,132,966    82,072,687       94,255    11,239,268
                                    ===========   ===========   ==========    ==========

                                Molex Incorporated
                 Schedule II - Valuation and Qualifying Accounts
                For the Years Ended June 30, 1999, 1998, and 1997




Allowance for Losses       Balance at                                                      Balance
and Adjustments on        Beginning       Charged to     Accounts        Translation       at end
   Receivables:            of Period         Income      Written Off     Adjustments       of Period
_________________          _________       _________      _________      __________        ________

      1999                  $17,114


      1998                  $14,586          $3,707          ($644)          ($535)         $17,114


      1997                  $12,566          $3,019          ($488)          ($511)         $14,586









                    MOLEX INCORPORATED EXHIBIT INDEX
   Exhibit
   Number               Exhibit
      3                 3.1  Certificate of Incorporation
                     			(as amended)(incorporated by reference to 1998
                     			Form 10-K, Exhibit 3.1)

                     			3.2  By-Laws (as amended)

      4                 Instruments defining rights of
                     			security holders including
                     			indentures. See Exhibit 3.1

     10                 Material Contracts
                     			10.1   The Molex Deferred Compensation
                           				Plan (incorporated by reference
                           				to 1984 Form 10-K, Exhibit 10.6)

                     			10.2  	The 1990 Molex Incorporated
                         				  Executive Stock Bonus Plan
                         				  (as amended)(incorporated by reference
                           				to 1998 Form 10-K, Exhibit 10.2)

                     			10.3	  The 1990 Molex Incorporated
                           				Stock Option Plan (as amended)
                               (incorporated by reference
                           				to 1998 Form 10-K, Exhibit 10.3)

                     			10.4  	The 1991 Molex Incorporated Incentive
                           				Stock Option Plan (as amended)

                        10.5   The 1998 Molex Incorporated
                           				Stock Option Plan

     13                 Molex Incorporated Annual report to
                     			Shareholders for the year ended
                     			June 30, 1999.  (Such Report, except
                     			to the extent incorporated herein by
                     			reference, is being furnished for the
                     			information of the Securities and
                     			Exchange Commission only and is not
                     			to be deemed filed as a part of this
                     			annual report on Form 10-K)
                                      19

   Exhibit
   Number               Exhibit


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

                                            MOLEX INCORPORATED
                                            -------------------------
                                            (Company)


September 22, 1999                          /S/ ROBERT B. MAHONEY
                               By:          Robert B. Mahoney
                                            Corporate Vice President, Treasurer
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 22, 1999                        /S/ F. A. KREHBIEL
                                          F. A. Krehbiel
                                          Co-Chairman of the Board and
                                          Co-Chief Executive Officer

September 22, 1999                        /S/ J. H. KREHBIEL, JR.
                                          J. H. Krehbiel, Jr.
                                          Co-Chairman of the Board and
                                          Co-Chief Executive Officer

September 22, 1999                        /S/ J. JOSEPH KING
                                          J. Joseph King
                                          President and Chief Operating Officer
                                          Director

September 22, 1999                        /S/ ROBERT B. MAHONEY
                                          Robert B. Mahoney
                                          Corporate Vice President, Treasurer
                                          and Chief Financial Officer

September 22, 1999                        /S/ F. L. KREHBIEL
                                          F. L. Krehbiel
                                          Director

September 22, 1999                        /S/ MICHAEL J. BIRCK
                                          Michael J. Birck
                                          Director

September 22, 1999                        /S/ DOUGLAS K. CARNAHAN
                                          Douglas K. Carnahan
                                          Director

September 22, 1999                        /S/ EDGAR D. JANNOTTA
                                          Edgar D. Jannotta
                                          Director

September 22, 1999                        /S/ DONALD G. LUBIN
                                          Donald G. Lubin
                                          Director

September 22, 1999                        /S/ MASAHISA NAITOH
                                          Masahisa Naitoh
                                          Director

September 22, 1999                        /S/ DR. ROBERT J. POTTER
                                          Dr. Robert J. Potter
                                          Director

