Form 10-Q
period 1999-09-30
MOLEX INC
filed 1999-11-12
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended          September 30, 1999

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At September 30, 1999:

             		     Common Stock              78,508,793 shares

                    Class A Common Stock      78,262,183 shares

                    Class B Common Stock      94,255 shares






                                MOLEX INCORPORATED
                                     FORM 10-Q
                                SEPTEMBER 30, 1999
                                      INDEX


                                                                      Page
	                                                                     ----

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Information - Unaudited

                Condensed Consolidated Balance Sheets --                2
              		September 30, 1999 and June 30, 1999

              		Condensed Consolidated Statements of Income --	         3
              		Three Months Ended September 30, 1999 and 1998

                Condensed Consolidated Statements of Cash Flows --      4
              		Three Months Ended September 30, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements    5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7

Item 3.         Quantitative and Qualitative Disclosure About
                Market Risk                                            10




                         PART II - OTHER INFORMATION                   11












                               MOLEX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)

                       ASSETS                       Sept. 30,       June 30,
                                                      1999            1999
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  167,649     $  182,992
 Marketable securities                                 92,456         83,874
 Accounts receivable - net                            424,580        391,120
 Inventories                                          209,689        188,861
 Other current assets                                  37,889         34,491
   Total current assets                               932,263        881,338

PROPERTY, PLANT AND EQUIPMENT - NET                   856,904        809,602

GOODWILL                                              135,775        137,378
OTHER ASSETS                                           79,141         73,694
                                                   $2,004,083     $1,902,012

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  185,693     $  156,556
 Accrued expenses                                     144,204        130,969
 Other current liabilities                             14,145         54,916
   Total current liabilities                          344,042        342,441

DEFERRED ITEMS                                         15,714          6,968
ACCRUED POSTRETIREMENT BENEFITS                        38,730         30,706
LONG-TERM DEBT                                         24,310         20,148
MINORITY INTEREST                                       1,435          1,212

SHAREHOLDERS' EQUITY
 Common stock                                           8,421          8,415
 Paid-in capital                                      234,501        233,806
 Retained earnings                                  1,534,606      1,491,337
 Treasury stock                                      (206,641)      (193,317)
 Deferred unearned compensation                       (20,580)       (21,996)
 Cumulative translation and
   other adjustments                                   29,545        (17,708)
   Total shareholders' equity                       1,579,852      1,500,537
                                                   $2,004,083     $1,902,012

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                MOLEX INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In Thousands Except per Share Data)

                                                          THREE MONTHS ENDED

                                                          Sept. 30,  Sept. 30,
                                                            1999       1998
NET REVENUE                                              $491,870   $409,892

COST OF SALES                                             298,447    244,315
 Gross Profit                                             193,423    165,577

OPERATING EXPENSES:
 Selling                                                   37,904     33,812
 Administrative                                            91,227     76,115
   Total Operating Expenses                               129,131    109,927

 Income from Operations                                    64,292     55,650
OTHER INCOME:
 Foreign currency transaction loss                           (638)      (267)
 Interest income, net                                       1,651      3,448
   Total Other Income                                       1,013      3,181
INCOME BEFORE INCOME TAXES                                 65,305     58,831
INCOME TAXES                                               19,808     19,658
NET INCOME                                                $45,497    $39,173

EARNINGS PER COMMON SHARE:
  BASIC                                                     $0.29      $0.25
  DILUTED                                                   $0.29      $0.25

CASH DIVIDENDS PER COMMON SHARE                            $0.025     $0.015
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC                                 156,991    155,834
                    DILUTED                               158,278    157,399

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In Thousands)
                                                         THREE MONTHS ENDED
                                                        Sept. 30,  Sept. 30,
                                                          1999       1998
CASH AND CASH EQUIVALENTS, Beginning of Period          $182,992   $205,262
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              45,497     39,173
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                          45,669     36,004
    Amortization of deferred unearned compensation           800      1,775
    Other (credits)/charges to net income                  3,963       (137)

  Current items:
   Accounts receivable                                   (18,527)   (18,695)
   Inventories                                           (15,837)    11,053
   Other current assets                                       (8)    (2,773)
   Accounts payable                                       19,040    (20,766)
   Accrued expenses                                       (2,224)    11,772
   Other current liabilities                             (27,381)    (4,822)
    NET CASH PROVIDED FROM OPERATIONS                     50,992     52,584

 Investments:
  Purchases of property, plant and equipment             (58,943)   (51,518)
  Proceeds from sale of property, plant
   and equipment                                           4,480        181
  Proceeds from sale of marketable securities            821,679  1,029,858
  Purchases of marketable securities                    (830,261)(1,014,043)
 Increase in other assets                                 (9,921)   (31,860)
    NET CASH USED FOR INVESTMENTS                        (72,966)   (67,382)

 Financing:
  Increase in long-term debt                               4,413         94
  Decrease in long-term debt                                (251)         -
  Cash dividends paid                                     (2,358)    (2,266)
  Purchase of treasury stock                             (13,658)    (9,491)
  Reissuance of treasury stock                               301        972
  Exercise of stock options                                  678        822
    NET CASH USED FOR FINANCING                          (10,875)    (9,869)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   17,506      4,954

CASH AND CASH EQUIVALENTS, End of Period                $167,649   $185,549

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  MOLEX INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 1999 Annual Report to Shareholders and the 1999 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:
                                                     Three Months Ended
                                                        September 30,
                                                     1999           1998
Weighted average shares outstanding - basic         156,991       155,834
Dilutive effect of stock options                      1,287         1,565

Weighted average shares outstanding - diluted       158,278       157,399

(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                                       Three Months Ended
                                                          September 30,
                                                       1999           1998
Net income                                           $45,497        $39,173
Currency translation and other adjustments            45,941         25,817
Total comprehensive income                           $91,438        $64,990

                                          -5-
4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                    Sept. 30,      June 30,
                                                      1999           1999

Raw Materials                                      $ 32,271       $ 46,767
Work in Process                                      50,720         58,893
Finished Goods                                      126,698         83,201
                                                   $209,689       $188,861

(5)  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." Originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, it has since been delayed one year. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the impact this statement will have on its statement of financial position and the results of its operations.























                                MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $491.9 million for the quarter ended September 30, 1999, increasing 20.0 percent in US dollars and 15.7 percent in local currencies over the first quarter of last year. This growth included the revenues of the Cardell acquisition, without which the US dollar revenue growth for the current quarter would have been 12.9 percent. The strengthening of other currencies against the US dollar caused net revenues to increase $17.5 million for the quarter.

Management believes that Molex continues to grow at a rate higher than the worldwide connector market. All geographic regions experienced local currency sales growth for the quarter.

Net revenue in the Americas region increased 27.1 percent in US dollars and
26.9 percent in local currencies over the prior year period. Excluding the sales of the Cardell acquisition, net revenue rose 10.7 percent. Growth in the region was a result of strong demand in the fiber optic, telecommunications and networking markets, as well as improved business through distributors.

Quarterly net revenue in the Far East North increased 32.5 percent in US dollars and 7.0 percent in local currencies compared to the prior year. Strong demand in the Japanese market for DVDs, LCDs, CD-Roms, games, mobile phones, PCs and printers was partially offset by shipment delays resulting from the installation of the global information system. Strength in the Korean automotive and home electronics markets also contributed to the growth.

Far East South net revenue for the quarter increased 11.5 percent in US dollars and 8.0 percent in local currencies over the prior year due to strong bookings in the personal computer and computer-peripheral product markets.

In Europe, net revenue grew 2.0 percent in US dollars and 9.2 percent in local currencies over the prior year quarter due to strong growth in the fiber optic, telecommunications and value-added markets.

For the three months ended September 30, 1999, 61.8 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.
                                        -7-

Gross profit as a percent of net revenue was 39.3 percent for the quarter ended September 30, 1999 compared with 40.4 percent last year. The current quarter was partially impacted by the results of the Cardell division, which currently has a lower gross profit margin than the overall Molex gross margin.

Selling and administrative expenses were $129.1 million for the first quarter compared with $109.9 million in the prior year period. As a percent of net revenue, selling and administrative expenses were 26.3 percent compared with
26.8 percent for the same period in the prior year. Also included in selling and administrative expenses are research and development expenditures, which for the three months ended September 30, 1999, increased as a percent of net revenue to 6.6 percent from 6.1 percent in the prior year period.

Interest income, net of interest expense, was $1.7 million for the quarter ended September 30, 1999 compared with $3.4 million in the prior year. The decline is primarily due to a lower level of short-term investments than in the prior year quarter as well as an increased level of debt.

The effective tax rate was 30.2 percent for the first quarter compared with 33.4 percent in the prior year period. The reduction was caused by the Company implementing a more aggressive repatriation strategy, Japanese tax rate reductions, and the continuing effort to reduce the overall tax burden through better planning.

Net income for the quarter was $45.5 million or 29 cents per basic and diluted share, a 16.1 percent increase compared with $39.2 million or 25 cents per basic and diluted share for the same quarter last fiscal year. Excluding the effects of currency translation, net income increased 8.8 percent for the quarter ended September 30, 1999 from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be exceptionally strong. Working capital at September 30, 1999 was $588.2 million, an increase from $538.9 million at June 30, 1999.

During the three months ended September 30, 1999, the Company purchased an aggregate of 450,000 shares of treasury stock at an aggregate cost of $13.7 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.
                                      -8-

YEAR 2000

Molex recognizes the importance of the Year 2000 issue and has been giving high priority to it. The Company has completed an assessment of its business and other information systems, as well as the non-information system aspects of its business that could be impacted by the Year 2000 issue. Over the past few years, the Company has developed and is currently implementing its Global Information System (GIS), which is Year 2000 compliant. The GIS now covers more than 80 percent of the Company's business and the legacy business systems in the remaining operations have been remediated. The Company believes that with the modifications to existing software and the GIS implementation, the Year 2000 issue will not pose material operational problems for its information systems.

While the GIS implementation addresses many of the Company's Year 2000 issues, the Company does not consider the GIS implementation costs to be related to the Year 2000 issue as such costs are a strategic expenditure to enhance future operations and would be incurred regardless of the Year 2000 issue. Total costs related to the GIS project are expected to reach $60 million once complete. Expenditures related to the Year 2000 date conversion effort, principally the cost to remediate existing software or microprocessors embedded in the Company's manufacturing systems, are not expected to be significant, and management expects the total costs of such remediation effort to be less than $3 million. Most of these costs have already been incurred during fiscal year 1999. Any remaining costs should not have a material impact on the Company's financial position, results of operations or cash flows.

Part of the risk inherent in the Year 2000 issue results from the general uncertainty of the readiness of material third-party relationships. Although the company cannot know or foresee every eventuality that suppliers and customers may face that could impact its operations, the Company is actively involved in a broad-structured contingency planning effort to mitigate the impact of potential failures in any of its critical third-party relationships. The Company cannot estimate the cost it may incur as a result of the failure of third parties to address their Year 2000 issues, and there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that the likelihood of such a significant failure is low.

OUTLOOK

The outlook for the remainder of fiscal 2000 is encouraging, based on improved business levels for the first quarter. Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends
                                    -9-
related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $208 million in capital expenditures and approximately $125 million in research and development for the fiscal year ending June 30, 2000.

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

Interest rate exposure is principally limited to the $92.5 million of marketable securities owned by the Company. Such securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments.



                         Part II - Other Information

Items 1-3. Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on October 22, 1999, a proposal to amend the Certificate of Incorporation to provide for a Classified Board of Directors, which is set forth in detail in the proxy statement dated September 14, 1999, was approved with 53,180,669 votes cast in favor of the amendment, 13,826,491 votes against and 76,824 votes withheld.

         The following directors were elected to hold office for their respective terms according to their class:
         Frederick A. Krehbiel, J.H. Krehbiel, Jr., Fred L. Krehbiel, J. Joseph King, Robert J. Potter, Edgar D. Jannotta, Donald G. Lubin, Masahisa Naitoh, Michael J. Birck, Douglas K. Carnahan. No one candidate for director received less than 71,170,000 votes in favor of their election nor more than 662,000 votes withheld.

         Item 5.  Other Information

         On July 26, 1999, Molex announced that its Board of Directors increased the Company's regular quarterly cash dividend to $.025 per share, an increase of 67 percent from the previous cash dividend of $.015 per share. The dividend will be paid on October 25, 1999 to shareholders of record on September 30, 1999 and will continue quarterly until further action by the Board.

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





Date  November 12, 1999                  /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  November 12, 1999                  /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel








                                -12-