Form 10-Q
period 1999-12-31
MOLEX INC
filed 2000-02-11
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended          December 31, 1999

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 1999 as restated for the January 2000 stock dividend:

                     Common Stock             98,275,285 shares

                     Class A Common Stock     97,741,934 shares

                     Class B Common Stock         94,255 shares






                               MOLEX INCORPORATED
                                   FORM 10-Q
                               DECEMBER 31, 1999
                                     INDEX


                                                                     Page
	                                                                    ----

                       PART I - FINANCIAL INFORMATION

Item 1.	Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                       2
        December 31, 1999 and June 30, 1999

        Condensed Consolidated Statements of Income --                 3
        Three and Six Months Ended December 31, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows --             4
        Six Months Ended December 31, 1999 and 1998

        Notes to Condensed Consolidated Financial Statements           5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  7

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                   11




                       PART II - OTHER INFORMATION                    12















                              MOLEX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited - In Thousands)

                      ASSETS                        Dec. 31,       June 30,
                                                      1999            1999
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  194,124     $  182,992
 Marketable securities                                 76,742         83,874
 Accounts receivable - net                            450,575        391,120
 Inventories                                          234,294        188,861
 Other current assets                                  20,735         34,491
   Total current assets                               976,470        881,338

PROPERTY, PLANT AND EQUIPMENT - NET                   906,418        809,602

GOODWILL                                              135,521        137,378
OTHER ASSETS                                          138,563         73,694
                                                   $2,156,972     $1,902,012

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  205,877     $  156,556
 Accrued expenses                                     142,846        130,969
 Other current liabilities                             23,805         54,916
   Total current liabilities                          372,528        342,441

DEFERRED ITEMS                                         15,516          6,968
ACCRUED POSTRETIREMENT BENEFITS                        40,675         30,706
LONG-TERM DEBT                                         23,355         20,148
MINORITY INTEREST                                       1,601          1,212

SHAREHOLDERS' EQUITY
 Common stock                                           8,432          8,415
 Paid-in capital                                      238,792        233,806
 Retained earnings                                  1,583,297      1,491,337
 Treasury stock                                      (218,946)      (193,317)
 Deferred unearned compensation                       (19,564)       (21,996)
 Cumulative translation and
   other adjustments                                  111,286        (17,708)
   Total shareholders' equity                       1,703,297      1,500,537
                                                   $2,156,972     $1,902,012

The accompanying notes are an integral part of these condensed consolidated financial statements.





                                MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited - In Thousands Except per Share Data)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                 Dec. 31,   Dec. 31,     Dec. 31,   Dec. 31,
                                   1999       1998         1999       1998
NET REVENUE                      $543,009   $429,718   $1,034,879   $839,610

COST OF SALES                     333,554    253,121      632,001    497,437
 Gross Profit                     209,455    176,597      402,878    342,173
OPERATING EXPENSES:
 Selling                           41,681     35,452       79,585     69,264
 Administrative                    91,667     75,561      182,894    151,675
   Total Operating Expenses       133,348    111,013      262,479    220,939
 Income from Operations            76,107     65,584      140,399    121,234
OTHER INCOME:
 Foreign currency transaction
   loss                              (999)    (2,388)      (1,637)    (2,655)
 Interest income, net               2,396      1,374        4,047      4,822
   Total Other Income/(Loss)        1,397     (1,014)       2,410      2,167
INCOME BEFORE INCOME TAXES         77,504     64,570      142,809    123,401
INCOME TAXES                       23,386     20,697       43,194     40,355
NET INCOME                       $ 54,118   $ 43,873   $   99,615   $ 83,046

EARNINGS PER COMMON SHARE:
  BASIC                             $0.28      $0.23        $0.51      $0.43
  DILUTED                           $0.27      $0.22        $0.50      $0.42

CASH DIVIDENDS PER COMMON SHARE    $0.020     $0.012       $0.040     $0.024
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC         196,158    194,161      196,215    194,451
                    DILUTED       198,074    195,656      197,976    195,777

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                MOLEX INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)

                                                           SIX MONTHS ENDED
                                                         Dec. 31,   Dec. 31,
                                                           1999       1998
CASH AND CASH EQUIVALENTS, Beginning of Period          $182,992   $205,262
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              99,615     83,046
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                          93,626     78,615
    Amortization of deferred unearned compensation         3,254      3,552
    Other charges to net income                            6,380      2,611

  Current items:
   Accounts receivable                                   (41,888)    (3,547)
   Inventories                                           (39,733)    (6,519)
   Other current assets                                   11,572     (3,313)
   Accounts payable                                       36,170    (30,473)
   Accrued expenses                                        6,056      5,324
   Other current liabilities                             (21,876)    (7,778)
    NET CASH PROVIDED FROM OPERATIONS                    153,176    121,518

 Investments:
  Purchases of property, plant and equipment            (150,204)  (103,146)
  Proceeds from sale of property, plant
   and equipment                                           5,777      2,010
  Proceeds from sale of marketable securities          2,053,535  2,522,536
  Purchases of marketable securities                  (2,046,403)(2,538,887)
 (Increase)/decrease in other assets                      13,228    (21,701)
    NET CASH USED FOR INVESTMENTS                       (124,067)  (139,188)

 Financing:
  Increase in long-term debt                               4,457          -
  Decrease in long-term debt                              (1,250)         -
  Cash dividends paid                                     (6,280)    (4,596)
  Purchase of treasury stock                             (26,256)   (31,480)
  Reissuance of treasury stock                             1,212      1,192
  Exercise of stock options                                2,862      2,603
    NET CASH USED FOR FINANCING                          (25,255)   (32,281)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                    7,278     38,462

CASH AND CASH EQUIVALENTS, End of Period                $194,124   $193,773

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

(2)  Earnings per Common Share

On January 28, 2000 the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. The dividend is payable on March 6, 2000 to shareholders of record on February 14, 2000. One quarter (1/4) share of Common Stock will be paid for each share of Common Stock and each share of Class B Common Stock outstanding, and one quarter (1/4) share of Class A Common Stock will be paid for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows as restated for the January 2000 stock dividend:

                                                 Three Months Ended      Six Months Ended
                                                    December 31,           December 31,
                                                  1999       1998       1999       1998
Weighted average shares outstanding - basic     196,158     194,161    196,215    194,451
Dilutive effect of stock options                  1,916       1,495      1,761      1,326

Weighted average shares outstanding - diluted   198,074     195,656    197,976    195,777







(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                                Three Months Ended         Six Months Ended
                                                    December 31,              December 31,
                                                 1999        1998          1999        1998
Net income                                    $ 54,118      $43,873     $ 99,615    $ 83,046
Currency translation and other adjustments      81,741       52,645      128,994      78,462
Total comprehensive income                    $135,859      $96,518     $228,609    $161,508

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                 Dec. 31,      June 30,
                                                   1999          1999

Raw Materials                                   $ 36,921       $ 46,767
Work in Process                                   88,628         58,893
Finished Goods                                   108,745         83,201
                                                $234,294       $188,861

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







                              MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $543.0 million for the quarter ended
December 31, 1999, increasing 26.4 percent in US dollars and 25.8 percent in local currencies over the same period last year. For the six months ended December 31, 1999, net revenues rose to $1,034.9 million from $839.6 million in the corresponding period last year, resulting in US dollar growth of
23.3 percent and local currency growth of 20.9 percent. This growth included the revenue of the Cardell acquisition, without which the US dollar revenue growth for the current quarter and year-to-date periods would have been
20.3 percent and 16.7 percent, respectively. The strengthening of other currencies against the US dollar caused net revenues to increase $2.6 million and $20.1 million for the quarter and year-to-date periods, respectively.


Management believes that Molex continues to grow at a rate higher than the worldwide connector market. All geographic regions experienced sales growth for the quarter as well as the six months ended December 31, 1999.

Net revenue in the Americas region increased 36.1 percent in both US dollars and local currencies over the prior year quarter. Year-to-date net revenue growth over last year was 31.6 percent in US dollars and 31.5 percent in local currencies. Excluding the sales of the Cardell acquisition, net revenue rose
21.3 percent and 16.0 percent for the quarter and year-to-date periods, respectively. Growth in the region was a result of strong demand in all major markets, including business through distributors.

Quarterly net revenue in the Far East North increased 36.6 percent in US dollars and 20.9 percent in local currencies compared to the prior year. For the six months ended December 31, 1999, revenue grew 34.8 percent in US dollars and 14.7 percent in local currencies over last year. Revenue growth was supported by strong demand in the Japanese market for DVDs, LCDs, CD-Roms, games, mobile phones, PCs and printers. Strength in the Korean automotive, home electronics and telecommunications markets also contributed to the growth.


Far East South net revenue for the quarter increased 10.1 percent in US dollars and 10.6 percent in local currencies over the prior year. For the year-to-date period, revenue rose 10.8 percent in US dollars and 9.4 percent in local currencies over last year due to increased demand in the personal computer and computer-peripheral product markets.

In Europe, net revenue grew 4.5 percent in US dollars and 18.9 percent in local currencies over the prior year quarter. For the six months ended December 31, 1999, the revenue growth over the comparable prior year period was 3.3 percent in US dollars and 14.3 percent in local currencies. Strength in the telecommunications and fiber optic markets contributed to the growth.

For the six months ended December 31, 1999, 62.6 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 38.6 percent for the quarter ended December 31, 1999 compared to 41.1 percent last year. For the six months ended December 31, 1999, the gross profit percentage was 38.9 percent, down from
40.8 percent in the prior year period. This year's margins were impacted by inclusion of the results of the Cardell division, which currently has a lower gross profit margin than the overall Molex gross margin, higher operating costs to meet customer demands and an unplanned reduction in margins on value-added products.

Selling and administrative expenses were $133.3 million and $262.5 million, respectively, for the quarter and six month period ended December 31, 1999 as compared with $111.0 million and $220.9 million, respectively, for the corresponding periods in the prior year. As a percent of net revenue, selling and administrative expenses for the quarter were 24.6 percent compared with
25.8 percent in the prior year, and for the year-to-date period were
25.4 percent compared with 26.3 percent in the prior year. Also included in selling and administrative expenses are research and development expenditures, which for the six months ended December 31, 1999, increased as a percent of net revenue to 6.2 percent from 6.1 percent in the prior year period.

Interest income, net of interest expense, was $2.4 million in the quarter ended December 31, 1999 compared with $1.4 million in the prior year and was $4.1 million for the six months ended December 31, 1999 as compared with $4.8 million a year ago. The year-to-date decline is primarily due to a lower level of short-term investments than in the prior year as well as an increased level of debt.

The effective tax rate was 30.0 percent for the quarter ended December 31, 1999 compared with 32.1 percent in the prior year period and was 30.1 percent for the six month period compared with 32.7 percent last year. The reduction was caused by the Company implementing a more aggressive repatriation strategy, Japanese tax rate reductions, and the continuing effort to reduce the overall tax burden through better planning.

Net income for the quarter was $54.1 million or 28 cents per basic and 27 cents per diluted share, a 23.4 percent increase compared with $43.9 million or 23 cents per basic and 22 cents per diluted share for the same quarter last fiscal year. Net income for the six months ended December 31, 1999 was $99.6 million or 51 cents per basic and 50 cents per diluted share, as compared with net income of $83.0 million or 43 cents per basic and 42 cents per diluted share, for the same period in the prior year. Excluding the effects of currency translation, net income increased 20.7 percent for the quarter and 15.1 percent for the six months ended December 31, 1999 from the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be exceptionally strong. Working capital at December 31, 1999 was $603.9 million, an increase from $538.9 million at June 30, 1999.

During the six months ended December 31, 1999, the Company purchased an aggregate of 937,500 shares of treasury stock at an aggregate cost of $26.3 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.

YEAR 2000

Molex recognized the importance of, and gave high priority to, the Year 2000 issue. The Company completed an assessment of its business and other information systems, as well as the non-information system aspects of its business that could have been impacted by the Year 2000 issue. The Global Information System (GIS), which is Year 2000 compliant, covered more than 80 percent of the Company's business while the legacy business systems in the remaining operations were remediated. The Company did not experience and was not aware of any material operational problems with its information systems posed by the Year 2000 issue, but will continue to closely monitor its systems.


While the GIS implementation addressed many of the Company's Year 2000 issues, the Company does not consider the GIS implementation costs to be related to the Year 2000 issue as such costs are a strategic expenditure to enhance future operations and would be incurred regardless of the Year 2000 issue. Total costs related to the GIS project are expected to reach $60 million once complete.

Part of the risk inherent in the Year 2000 issue resulted from the general uncertainty of the readiness of material third-party relationships. To date, the Company has not been impacted and is not aware of any Year 2000 issues experienced by its suppliers and customers. Although the Company cannot know or foresee every eventuality that suppliers and customers may face that could impact its operations, the Company will remain actively involved in a broad-structured contingency planning effort to mitigate the impact of potential failures in any of its critical third-party relationships. The Company cannot estimate the cost it may incur as a result of the failure of third parties to address their Year 2000 issues, and there can be no assurance that there will not be a material adverse effect on the Company if third parties did not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that the likelihood of such a significant failure is low.



OUTLOOK

The outlook for the remainder of fiscal 2000 is encouraging, based on improved business levels for the first half. Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $231 million in capital expenditures and approximately $129 million in research and development for the fiscal year ending June 30, 2000.

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

Interest rate exposure is principally limited to the $76.7 million of marketable securities owned by the Company. Such securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments.


                        Part II - Other Information

Items 1-4. Not Applicable

Item  5.   Other Information

           On January 28, 2000, Martin P. Slark was appointed as a Director of Molex Incorporated. Mr. Slark is the
           Executive Vice President of the Company. His appointment expands the Molex Board to eleven directors.

           On February 4, 2000, Molex announced that it has entered into a definitive asset purchase agreement pursuant to which it has agreed to acquire substantially all of the assets and assume certain liabilities of the Beau Interconnect Division of Axsys Technologies. Beau is a leading manufacturer of electronic interconnect devices in many industrial and commercial markets. The closing of the transaction is subject to the satisfaction or waiver of various conditions, but is currently expected to occur in the first calender quarter of 2000.

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





Date  February 11, 2000                  /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  February 11, 2000                  /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel