Form 10-Q
period 2000-03-31
MOLEX INC
filed 2000-05-12
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended          March 31, 2000

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 2000 as restated for the January 2000 stock dividend:

                Common Stock             98,332,872 shares

                Class A Common Stock     97,744,623 shares

                Class B Common Stock         94,255 shares






                              MOLEX INCORPORATED
                                  FORM 10-Q
                                MARCH 31, 2000
                                    INDEX


                                                                     Page
	                                                             ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

                Condensed Consolidated Balance Sheets --                2
		March 31, 2000 and June 30, 1999

		Condensed Consolidated Statements of Income --	        3
		Three and Nine Months Ended March 31, 2000 and 1999

                Condensed Consolidated Statements of Cash Flows --      4
		Nine Months Ended March 31, 2000 and 1999

                Notes to Condensed Consolidated Financial Statements    5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   7

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                    10




                       PART II - OTHER INFORMATION                     11

                            MOLEX INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited - In Thousands)

                       ASSETS                        Mar. 31,       June 30,
                                                      2000            1999
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  163,439     $  182,992
 Marketable securities                                 46,153         83,874
 Accounts receivable - net                            486,258        391,120
 Inventories                                          244,194        188,861
 Other current assets                                  26,365         34,491
   Total current assets                               966,409        881,338

PROPERTY, PLANT AND EQUIPMENT - NET                   941,091        809,602

GOODWILL                                              165,686        137,378
OTHER ASSETS                                          209,978         73,694
                                                   $2,283,164     $1,902,012

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  231,728     $  156,556
 Accrued expenses                                     145,359        130,969
 Other current liabilities                             29,622         54,916
   Total current liabilities                          406,709        342,441

DEFERRED ITEMS                                          3,068          6,968
ACCRUED POSTRETIREMENT BENEFITS                        40,810         30,706
LONG-TERM DEBT                                         22,584         20,148
MINORITY INTEREST                                       2,323          1,212

SHAREHOLDERS' EQUITY
 Common stock                                           8,441          8,415
 Paid-in capital                                      241,119        233,806
 Retained earnings                                  1,636,203      1,491,337
 Treasury stock                                      (226,856)      (193,317)
 Deferred unearned compensation                       (19,204)       (21,996)
 Cumulative translation and
   other adjustments                                  167,967        (17,708)
   Total shareholders' equity                       1,807,670      1,500,537
                                                   $2,283,164     $1,902,012

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - In Thousands Except per Share Data)

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                 Mar. 31,   Mar. 31,     Mar. 31,   Mar. 31,
                                   2000       1999         2000         1999
NET REVENUE                      $567,569   $426,178   $1,602,448   $1,265,788

COST OF SALES                     346,432    252,504      978,433      749,941
 Gross Profit                     221,137    173,674      624,015      515,847
OPERATING EXPENSES:
 Selling                           43,023     34,771      122,608      104,035
 Administrative                    97,091     75,328      279,985      227,003
   Total Operating Expenses       140,114    110,099      402,593      331,038
 Income from Operations            81,023     63,575      221,422      184,809
OTHER INCOME:
 Foreign currency transaction
   gain/(loss)                      1,600     (1,562)         (37)      (4,217)
 Interest income, net               1,396      1,958        5,443        6,780
   Total Other Income               2,996        396        5,406        2,563
INCOME BEFORE INCOME TAXES         84,019     63,971      226,828      187,372
INCOME TAXES                       26,224     19,011       69,418       59,366
NET INCOME                       $ 57,795   $ 44,960   $  157,410   $  128,006

EARNINGS PER COMMON SHARE:
  BASIC                             $0.29      $0.23        $0.80        $0.66
  DILUTED                           $0.29      $0.23        $0.79        $0.65

CASH DIVIDENDS PER COMMON SHARE    $0.025     $0.012       $0.065       $0.036
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC         196,044    193,771      196,157      194,228
                    DILUTED       198,463    195,008      198,175      195,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In Thousands)

                                                         NINE MONTHS ENDED
                                                        Mar. 31,   Mar. 31,
                                                          2000       1999
CASH AND CASH EQUIVALENTS, Beginning of Period          $182,992   $205,262
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                             157,410    128,006
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                         141,143    117,579
    Amortization of deferred unearned compensation         3,254      5,329
    Other charges to net income                              596        162

  Current items:
   Accounts receivable                                   (82,970)   (20,747)
   Inventories                                           (50,017)    (9,972)
   Other current assets                                    6,122     (4,643)
   Accounts payable                                       64,878    (15,777)
   Accrued expenses                                       21,408        710
   Other current liabilities                             (29,192)   (20,957)
    NET CASH PROVIDED FROM OPERATIONS                    232,632    179,690

 Investments:
  Purchases of property, plant and equipment            (244,691)  (157,861)
  Proceeds from sale of property, plant
   and equipment                                           7,130      1,916
  Proceeds from sale of marketable securities          3,568,467  3,975,107
  Purchases of marketable securities                  (3,530,746)(3,961,563)
  Increase in other assets                               (16,278)  (43,023)
    NET CASH USED FOR INVESTMENTS                       (216,118)  (185,424)

 Financing:
  Increase in long-term debt                               4,457      4,401
  Decrease in long-term debt                             (2,021)          -
  Cash dividends paid                                    (10,194)    (6,932)
  Purchase of treasury stock                             (34,216)   (39,284)
  Reissuance of treasury stock                             2,460      1,855
  Exercise of stock options                                3,998      3,755
    NET CASH USED FOR FINANCING                          (35,516)   (36,205)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                     (551)    42,179

CASH AND CASH EQUIVALENTS, End of Period                $163,439   $205,502

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

(2)  Earnings per Common Share

On January 28, 2000 the Board of Directors of Molex Incorporated declared a twenty-five percent (25%) stock dividend. The dividend was payable on March 6, 2000 to shareholders of record on February 14, 2000. One quarter (1/4) share of Common Stock was paid for each share of Common Stock and each share of Class B Common Stock outstanding, and one quarter (1/4) share of Class A Common Stock was paid for each share of Class A Common Stock outstanding. All shares outstanding, earnings and dividends have been retroactively restated for the stock split effected in the form of a stock dividend.

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows as restated for the January 2000 stock dividend:

                                                 Three Months Ended      Nine Months Ended
                                                     March 31,                March 31,
                                                  2000         1999       2000        1999
Weighted average shares outstanding - basic      196,044     193,771     196,157     194,228
Dilutive effect of stock options                   2,419       1,237       2,018       1,292

Weighted average shares outstanding - diluted    198,463     195,008     198,175     195,520

(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                               Three Months Ended         Nine Months Ended
                                                   March 31,                  March 31,
                                               2000          1999         2000         1999
Net income                                   $ 57,795      $44,960      $157,410     $128,006
Currency translation and other adjustments     56,681      (38,956)      185,675       39,507
Total comprehensive income                   $114,476      $ 6,004      $343,085     $167,513

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                             Mar. 31,      June 30,
                                              2000           1999

Raw Materials                               $ 40,295       $ 46,767
Work in Process                               98,312         58,893
Finished Goods                               105,587         83,201
                                            $244,194       $188,861

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

                                MOLEX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues for the third fiscal quarter ended March 31, 2000 were $567.6 million, increasing 33.2 percent in US dollars and 32.6 percent in local currencies over the prior year period. For the nine months ended
March 31, 2000, net revenues rose to $1,602.4 million from $1,265.8 million in the corresponding period last year, resulting in US dollar growth of 26.6 percent and local currency growth of 24.8 percent. Excluding revenues of the Cardell acquisition, growth for the current quarter and year-to-date periods would have been 27.0 percent and 20.2 percent, respectively. The strengthening of other currencies against the US dollar caused net revenues to increase $2.3 million and $22.4 million for the quarter and year-to-date periods, respectively.

Management believes that Molex continues to grow at a rate higher than the worldwide connector market. All geographic regions experienced sales growth for the quarter as well as the nine months ended March 31, 2000.

In the Americas, net revenue grew 38.0 percent in both US dollars and local currencies over the prior year quarter. Year-to-date net revenue growth was 33.8 percent in US dollars and local currencies compared with last year. Excluding the sales of the Cardell acquisition, net revenue rose 24.0 percent and 18.7 percent for the quarter and year-to-date periods, respectively. Growth in the region was a result of strong demand in all major markets, including business through distributors.

Net revenue in the Far East North rose 46.0 percent in US dollars and 32.2 percent in local currencies compared with the prior year quarter. For the nine months ended March 31, 2000, revenue grew 38.7 percent in US dollars and 20.8 percent in local currencies over last year. In both Japan and Korea, increasing investment in new products is contributing to market share gains, especially in the fast growing computer, consumer and telecom markets.

Far East South net revenue for the quarter increased 15.2 percent in US dollars and 13.4 percent in local currencies over the prior year. For the year-to-date period, revenue rose 12.2 percent in US dollars and 10.7 percent in local currencies over last year due to increased demand in the personal computer and computer-peripheral product markets.

In Europe, net revenue grew 25.6 percent in US dollars and 42.9 percent in local currencies over the prior year quarter. For the nine months ended March 31, 2000, the revenue growth over the comparable prior year period was
10.2 percent in US dollars and 23.1 percent in local currencies. Strength in
                                     -7-

the telecommunications and fiber optic markets contributed to the growth.

For the nine months ended March 31, 2000, 61.8 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 39.0 percent for the quarter ended March 31, 2000 compared with 40.8 percent last year. For the nine months ended March 31, 2000, the gross profit percentage was 38.9 percent, down from 40.8 percent in the prior year period. This year's margins were impacted by inclusion of the results of the Cardell division, which currently has a lower gross profit margin than the overall Molex gross margin, and higher operating costs incurred to meet customer demands.

Selling and administrative expenses were $140.1 million and $402.6 million, respectively, for the quarter and nine month period ended March 31, 2000 as compared with $110.1 million and $331.0 million, respectively, for the corresponding prior year periods. As a percent of net revenue, selling and administrative expenses for the quarter were 24.7 percent compared with 25.8 percent in the prior year, and for the year-to-date periods were 25.1 percent compared with 26.2 percent in the prior year. Also included in selling and administrative expenses are research and development expenditures, which remained steady as a percent of net revenue at 6.1 percent for both nine month periods ended March 31, 2000 and 1999.

Interest income, net of interest expense, was $1.4 million in the quarter ended March 31, 2000 compared with $2.0 million in the prior year and was $5.4 million for the nine months ended March 31, 2000 as compared with $6.8 million a year ago. The year-to-date decline is primarily due to a lower level of short-term investments than in the prior year as well as an increased level of debt.

The effective income tax rate was 31.0 percent for the quarter ended March 31, 2000 compared with 30.0 percent in the prior year period and was 30.4 percent for the nine month period compared with 31.7 percent last year. The year-to-date reduction was caused by the Company's continued repatriation strategy, tax rate reductions in some of the jurisdictions in which the Company operates, and the ongoing global effort to reduce its income tax burden through better planning.

Net income for the quarter was $57.8 million or 29 cents per basic and diluted
                                -8-

share, a 28.5 percent increase compared with $45.0 million or 23 cents per basic and diluted share for the same quarter last fiscal year. Net income for the nine months ended March 31, 2000 was $157.4 million or 80 cents per basic and 79 cents per diluted share, as compared with net income of $128.0 million or 66 cents per basic and 65 cents per diluted share, for the same period in the prior year. Excluding the effects of currency translation, net income increased 25.8 percent for the quarter and 18.9 percent for the nine months ended March 31, 2000 from the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be exceptionally strong. Working capital at March 31, 2000 was $559.7 million, an increase from $538.9 million at June 30, 1999.

During the nine months ended March 31, 2000, the Company purchased an aggregate of 1,187,500 shares of treasury stock at an aggregate cost of $34.2 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.


OUTLOOK

The outlook for the remainder of fiscal 2000 is positive, based on improved business levels to date, good momentum and a very strong backlog. Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $271 million in capital expenditures and approximately $129 million in research and development for the fiscal year ending June 30, 2000.

Management believes the Company is well positioned to continue growing faster than the overall connector industry. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.



                                       -9-
FORWARD LOOKING STATEMENT

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

A formalized treasury risk management policy has been implemented by the Company which describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments are subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

Interest rate exposure is principally limited to the $46.2 million of marketable securities owned by the Company. Such securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments.

                      Part II - Other Information

Items 1-4. Not Applicable

Item  5.   Other Information

           On March 20, 2000, Molex acquired substantially all of the assets and assumed certain liabilities of the Beau Interconnect Division of Axsys Technologies. Beau is a leading manufacturer of electronic interconnect devices in many industrial and commercial markets.

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





Date  May 12, 2000                       /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  May 12, 2000                       /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel