Form 10-K405
period 2000-06-30
MOLEX INC
filed 2000-09-22
CIK 67472

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000       Commission File Number 0-7491

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

     Class A Common Stock, par value $0.05

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X        No  _____

On August 25, 2000, the following numbers of shares of the Company's common stock were outstanding:

         Common Stock                    98,584,474
         Class A Common Stock            97,123,339
         Class B Common Stock                94,255

The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately
$2.6 billion.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2000, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 20, 2000 are incorporated by reference into Part III of this report.

Index to Exhibits listed on Pages 19 through 20.





                             TABLE OF CONTENTS


 Part I                                                                    Page

       Item 1.         Business                                              3
       Item 2.         Properties                                            8
       Item 3.         Legal Proceedings                                     9
       Item 4.         Submission of Matters to a Vote of Security Holders   9


 Part II

       Item 5.         Market for the Registrant's Common Equity and         9
                       Related Stockholder Matters
       Item 6.         Selected Financial Data                               10
       Item 7. Management's Discussion and Analysis of Financial 10 Condition and Results of Operations
       Item 7a.        Quantitative and Qualitative Disclosures About        10
                       Market Risk
       Item 8.         Financial Statements and Supplementary Data           10
       Item 9. Changes in and Disagreements with Accountants on 10 Accounting and Financial Disclosure

 Part III

       Item 10.        Directors and Executive Officers of the Registrant    11
       Item 11.        Executive Compensation                                13
       Item 12.        Security Ownership of Certain Beneficial Owners       13
                       and Management
       Item 13.        Certain Relationships and Related Transactions        13

 Part IV

       Item 14. Exhibits, Financial Statement Schedules, and Reports 14 on Form 8-K

 Independent Auditors' Report on Schedule                                    16
 Statements of Changes in Shares Outstanding                                 17
 Schedule II - Valuation and Qualifying Accounts                             18
 Index to Exhibits                                                           19
 Signature Page                                                              21

                                   PART I


Item 1 - Business


                   General Development of the Business

Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.

                  General Description of the Business

Molex is a leading manufacturer of electronic, electrical and fiber optic interconnection products and systems; switches; value-added assemblies; and application tooling. The Company operates 52 plants in 19 countries and employs 17,650 people worldwide. In fiscal 2000, products manufactured and sold outside the U.S. generated 61% of sales.

Molex serves original equipment manufacturers in industries that include automotive, computer, computer peripheral, business equipment, industrial equipment, telecommunications, consumer products and premise wiring. The Company offers more than 100,000 products to customers primarily through direct sales people and authorized distributors. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated at $29.7 billion. With a 7.0% market share, Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

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

                               Percentage of
                                Fiscal 2000
Market                          Net Revenue              Products

Computer/business equipment/         55%          Computers, peripheral
telecommunications                                equipment, calculators,
                                                  copiers, pagers and
                                                  dictation equipment

Consumer Products                    17%          Televisions, stereo high
                                                  fidelity systems,
                                                  compact disc players,
                                                  video tape recorders,
                                                  camcorders,
                                                  electronic games,
                                                  microwave ovens,
                                                  refrigerators, freezers,
                                                  dishwashers, disposals
                                                  and air conditioners

Automotive                           18%          Automobiles, trucks,
                                                  recreational vehicles
                                                  and farm equipment

Industrial                            6%          Factory robotics, process
                                                  controllers, electrical
                                                  power equipment and
                                                  transportation equipment

Other                                 4%          Electronic medical
                                                  equipment, vending
                                                  machines, security
                                                  equipment and modular
                                                  office furniture and
                                                  premise wiring


The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including AT&T, Canon, Cisco, Compaq, Delphi, Hewlett Packard, IBM, Matsushita, Motorola, Nokia, Philips, Sony, Tellabs, Thomson, Toshiba, Visteon, and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 2000, 1999 or 1998. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers toward the use of fewer vendors.

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

Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 52 manufacturing facilities in 19 countries on six continents.

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


                             Patents/Trademarks

As of June 30, 2000, the Company owned 760 United States patents and had 273 patent applications on file with the United States Patent Office. The Company also has 2,308 corresponding patents issued and 3,468 applied for in other countries as of June 30, 2000. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.



                                   Backlog

The backlog of unfilled orders at June 30, 2000 was approximately $407.5 million; this compares to $243.4 million at June 30, 1999. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                          Research and Development

Molex incurred total research and development costs of $128.8 million in 2000, $105.9 million in 1999, and $93.9 million in 1998. The Company incurred costs relating to obtaining patents of $6.6 million in 2000, $5.2 million in 1999, and $5.4 million in 1998 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.


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


                               Employees

As of June 30, 2000, the Company employed 17,650 people worldwide. The Company believes its relations with its employees are favorable.


                        International Operations

The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 2000 was approximately 61% of consolidated net revenue.

The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 9 on page 45 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

























                                        7
Item 2 - Properties

Molex owns and leases manufacturing, warehousing and office space in several locations around the world. The total square footage of these facilities is presented below:

                   Owned           Leased          Total
                 5,081,949         591,729       5,673,678

The leases are of varying terms with expirations ranging from fiscal 2000 through fiscal 2025. The leases in aggregate are not considered material to the financial position of the Company.

The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

A listing of principal manufacturing facilities is presented below:

Australia             Ireland                 Republic of Korea
 Melton, Victoria      Millstreet Town         Ansan City (2)
                       Shannon (2)
Brazil                                        Singapore
 Manaus               Italy                    Jurong Town
 Sao Paulo             Padova
                                              Taiwan
China (P.R.C.)        Japan                    Taipei
 Dongguan              Kagoshima (2)
 Shanghai (2)          Okayama                Thailand
                       Shioya                  Bangkok
England                Shizuoka
 Farnham               Yamato                 United States
                                               Auburn Hills, Michigan (2)
France                 Malaysia                Maumelle, Arkansas (2)
 Chateau Gontier        Perai, Penang          Hudson, New Hampshire
                                               Orange, California
Germany                Mexico                  Pinellas Park, Florida
 Biberach               Guadalajara            St. Petersburg, Florida
 Ettlingen              Magdalena              Downers Grove, Illinois (2)
                        Nogales (2)            Lisle, Illinois
India                                          Naperville, Illinois (2)
 Bangalore             Poland                  Mooresville, Indiana
 Gandhinagar            Tczew                  Lincoln, Nebraska (3)
                                               Gilford, New Hampshire
                       Puerto Rico
                        Ponce

Item 3 - Legal Proceedings

None deemed material to the Company's financial position or consolidated results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None.



                                    PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

 Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange. The information set forth under the caption "Fiscal 2000, 1999, and 1998 by Quarter (Unaudited)" on page 47 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

 The following table presents quarterly dividends per common share for the last two fiscal years. The fiscal 1999 dividends per share have been restated for the 25% stock dividend issued in January, 2000.
                                                        Class A
                        Common Stock                  Common Stock

                 Fiscal 2000   Fiscal 1999    Fiscal 2000   Fiscal 1999
Quarter Ended -
  September 30,     0.0200       0.0120          0.0200        0.0120
  December 31,      0.0200       0.0120          0.0200        0.0120
  March 31,         0.0250       0.0120          0.0250        0.0120
  June 30,          0.0250       0.0120          0.0250        0.0120
         Total      0.0900       0.0480          0.0900        0.0480


Cash dividends on Common Shares have been paid every year since 1977.

A description of the Company's Common Stock appears in footnote 3 on page 40 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

On June 16, 1999, the Company acquired Cardell Corporation, an automotive terminal and connector manufacturer. In connection with this acquisition, the former shareholders of Cardell received 2.3 million shares of Molex Common Stock (MOLX), approximate market value $69.4 million, which were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6 - Selected Financial Data

The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years in the period ended June 30, 2000) on page 27 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 28 through 32 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 31 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The following consolidated financial statements of the Company set forth on pages 34 through 46 of the 2000 Annual Report to Shareholders and the independent auditors' report set forth on page 33 of the 2000 Annual Report to Shareholders are incorporated herein by reference:

    Independent Auditors' Report
    Consolidated Balance Sheets - June 30, 2000 and 1999
    Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998
    Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 2000, 1999 and 1998
    Consolidated Statements of Cash Flows for the years ended June 30, 2000,
     1999 and 1998
    Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 2000, 1999, and 1998 by Quarter (Unaudited)" on page 47 of the 2000 Annual Report to Shareholders, is incorporated herein by reference.

The statement of changes in shares outstanding appears on Page 17 of this Form 10-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 20, 2000 (the "Company's 2000 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished below.

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

Frederick A. Krehbiel(b)   Co-Chairman and Co-Chief             59     1965(c)
                           Executive Officer (1999-);
                           Chairman (1993-1999) and Chief
                           Executive Officer (1988-1999).
John H. Krehbiel, Jr.(b)   Co-Chairman and Co-Chief             63     1959(c)
                           Executive Officer (1999-);
                           President (1975-1999) and Chief
                           Operating Officer (1996-1999).

J. Joseph King             President and Chief Operating        56     1975
                           Officer (1999-); Executive
                           Vice President (1996-1999); Group
                           Vice President-International
                           Operations (1988-1996).

Martin P. Slark            Executive Vice President (1999-);    45     1976
                           Corporate Vice President
                           (1990-1999) and  Regional President,
                           Americas (1996-1999);
                           Regional President, U.S. (1994-1996).

Robert B. Mahoney          Corporate Vice President,            47     1995
                           Treasurer and Chief Financial
                           Officer (1996-).

                                                                         Year
                                                                      Employed
                           Positions Held with Registrant                by
     Name                  During the Last Five Years  (a)     Age   Registrant

Ronald L. Schubel          Corporate Vice President (1982-)     57     1981
                           and Regional President, Americas
                           (1998-); Regional President,
                           Far East South (1994-1998).

Werner W. Fichtner         Corporate Vice President             57     1981
                           (1987-) and  Regional President,
                           Europe (1981-).

Goro Tokuyama              Corporate Vice President             66     1985
                           (1990-), Regional President,
                           Far East North (1988-), and
                           President of Molex Japan Co.,
                           Ltd. (1985-).

James E. Fleischhacker     Corporate Vice President             56     1984
                           (1994-) and  Regional President,
                           Far East South (1998-); President,
                           DataCom Division-Americas
                           (1989-1998).

Kathi M. Regas             Corporate Vice President (1994-);    44     1985

Louis A. Hecht             Corporate Secretary (1977-) and      56     1974
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

Item 11 - Executive Compensation

The information under the caption "Executive Compensation" in the Company's 2000 Proxy Statement is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
Management

The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 2000 Proxy Statement is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

The information under the captions "Election of Directors," "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 2000 Proxy Statement is herein incorporated by reference.

                                   PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  1. Financial Statements

The following consolidated financial statements contained in the Company's 2000 Annual Report to Shareholders have been incorporated by reference in
Item 8.

                                                               Page(s) in
                                                               Annual Report
          Item                                                 to Shareholders

    Independent Auditors' Report                                     33

    Consolidated Balance Sheets - June 30, 2000
    and 1999                                                        34-35

    Consolidated Statements of Income - for
    the years ended June 30, 2000, 1999 and 1998                     36

    Consolidated Statements of Shareholders' Equity -
    for the years ended June 30, 2000, 1999 and 1998                 37

    Consolidated Statements of Cash Flows - for the
    years ended June 30, 2000, 1999 and 1998                         38

    Notes to Consolidated Financial Statements                      39-46

    Fiscal 2000, 1999 and 1998 by Quarter (Unaudited)                47

(a)  2. Financial Statement Schedule
                                                                Page in the
                                                                Form 10-K

    Independent Auditors' Report                                     16

    Statement of Changes in Shares Outstanding
    for the years ended June 30, 2000, 1999 and 1998                 17

    Schedule II - Valuation and Qualifying Accounts                  18

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


(b)  Reports on Form 8-K

Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended June 30, 2000.

INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated July 24, 2000; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the statements of changes in shares outstanding and the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14(a)2. These statements of changes in shares outstanding and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such statements of changes in shares outstanding and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP




Chicago, Illinois
July 24, 2000










                                          16

                                 Molex Incorporated
                  Statements of Changes in Shares Outstanding
               For the Years Ended June 30, 2000, 1999, and 1998

                                                     Class A      Class B
                                       Common        Common       Common         Treasury
                                       Stock          Stock        Stock          Stock
                                    ___________    ___________    __________    ___________
Shares outstanding at
   June 30, 1997                     66,053,711     65,658,150        94,255      6,327,425

Exercise of stock options               588,395                                      24,744

Purchase of treasury stock                                                        1,540,000

Purchase of business                     26,131                                     (59,814)

Stock splits effected in the form
   of dividends                      16,593,237     16,414,537                    1,699,612
                                    ___________    ___________    __________    ___________
Shares outstanding at
    June 30, 1998                    83,261,474     82,072,687        94,255      9,531,967

Exercise of stock options               584,849                                      76,402

Purchase of treasury stock                                                        1,707,323

Disposition of treasury stock                                                       (76,424)

Purchase of business                  2,261,320

Issuance of stock bonus                  41,118

Other                                   (15,795)
                                    ___________    ___________    __________    ___________
Shares outstanding at
    June 30, 1999                    86,132,966     82,072,687        94,255     11,239,268

Exercise of stock options               428,485         40,021                       15,229

Purchase of treasury stock                                                        1,365,000

Disposition of treasury stock                                                       (69,451)

Issuance of stock bonus                  24,293

Stock splits effected in the form
     of dividends                    21,674,112     20,519,940                    2,967,221

Other                                   103,040         (3,610)                     (85,752)
                                    ___________    ___________    __________    ___________
Shares outstanding at
    June 30, 2000                   108,362,896    102,629,038        94,255     15,431,515
                                    ===========    ===========    ==========    ===========

                                                        17

                               Molex Incorporated
                Schedule II - Valuation and Qualifying Accounts
               For the Years Ended June 30, 2000, 1999, and 1998




Allowance for Losses       Balance at                                                       Balance
 and Adjustments on         Beginning      Charged to      Accounts      Translation         at End
   Receivables:             of Period        Income       Written Off    Adjustments       of Period
_________________          _________       _________      _________      __________        ________

      2000                  $19,215         $5,197        ($1,142)          $442            $23,712


      1999                  $17,114         $2,595          ($684)          $190            $19,215


      1998                  $14,586         $3,707          ($644)         ($535)           $17,114

































                                      18



                        MOLEX INCORPORATED EXHIBIT INDEX
Exhibit
Number                  Exhibit

   3                    3.1  Certificate of Incorporation
                     			(as amended and restated)

	                     		3.2  By-laws (as amended and restated)

   4                    Instruments defining rights of
                     			security holders including
                     			indentures. See Exhibit 3.1

   10                   Material Contracts
                        10.1    The Molex Deferred Compensation
                                Plan (incorporated by reference
                                to 1984 Form 10-K, Exhibit 10.6)

                     			10.2   	The 1990 Molex Incorporated
                            				Executive Stock Bonus Plan
                            				(as amended)(incorporated by reference
                            				to 1998 Form 10-K, Exhibit 10.2)

                     			10.3   	The 1990 Molex Incorporated
                            				Stock Option Plan (as amended)
                                (incorporated by reference
                            				to 1998 Form 10-K, Exhibit 10.3)

                     			10.4   	The 1991 Molex Incorporated Incentive
                            				Stock Option Plan (as amended) (incorporated
                                by reference to 1999 Form 10-K, Exhibit 10.4)

                        10.5    The 1998 Molex Incorporated
                              		Stock Option Plan (incorporated by reference
                            				to 1999 Form 10-K, Exhibit 10.5)

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





































                                           20



                                S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                               MOLEX INCORPORATED
                                          ---------------------------------
                                                   (Company)

September 22, 2000                        /S/ ROBERT B. MAHONEY
                                 By:      Robert B. Mahoney
                                          Corporate Vice President, Treasurer
                                          and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 22, 2000                        /S/ F. A. KREHBIEL
                                          F. A. Krehbiel
                                          Co-Chairman of the Board and
                                          Co-Chief Executive Officer

September 22, 2000                        /S/ J. H. KREHBIEL, JR.
                                          J. H. Krehbiel, Jr.
                                          Co-Chairman of the Board and
                                          Co-Chief Executive Officer

September 22, 2000                        /S/ J. JOSEPH KING
                                          J. Joseph King
                                          President and Chief Operating Officer
                                          Director

September 22, 2000                        /S/ MARTIN P. SLARK
                                          Martin P. Slark
                                          Executive Vice President
                                          Director

September 22, 2000                        /S/ ROBERT B. MAHONEY
                                          Robert B. Mahoney
                                          Corporate Vice President, Treasurer
                                          and Chief Financial Officer

September 22, 2000                        /S/ F. L. KREHBIEL
                                          F. L. Krehbiel
                                          Director

September 22, 2000                        /S/ MICHAEL J. BIRCK
                                          Michael J. Birck
                                          Director

September 22, 2000                        /S/ DOUGLAS K. CARNAHAN
                                          Douglas K. Carnahan
                                          Director

September 22, 2000                        /S/ EDGAR D. JANNOTTA
                                          Edgar D. Jannotta
                                          Director

September 22, 2000                        /S/ DONALD G. LUBIN
                                          Donald G. Lubin
                                          Director

September 22, 2000                        /S/ MASAHISA NAITOH
                                          Masahisa Naitoh
                                          Director

September 22, 2000                        /S/ DR. ROBERT J. POTTER
                                          Dr. Robert J. Potter
                                          Director