Form 10-Q
period 2000-09-30
MOLEX INC
filed 2000-11-13
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended          September 30, 2000

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At September 30, 2000:

                     Common Stock             98,642,474 shares

                     Class A Common Stock     96,811,422 shares

                     Class B Common Stock         94,255 shares






                              MOLEX INCORPORATED
                                  FORM 10-Q
                              SEPTEMBER 30, 2000
                                    INDEX


                                                                     Page
       	                                                             ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

                Condensed Consolidated Balance Sheets --               2
                September 30, 2000 and June 30, 2000

                Condensed Consolidated Statements of Income --         3
              		Three Months Ended September 30, 2000 and 1999

                Condensed Consolidated Statements of Cash Flows --     4
              		Three Months Ended September 30, 2000 and 1999

                Notes to Condensed Consolidated Financial Statements   5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  7

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                    9




                       PART II - OTHER INFORMATION                    10

                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)

                       ASSETS                       Sept. 30,       June 30,
                                                      2000            2000
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  121,976     $  164,288
 Marketable securities                                 38,534         76,955
 Accounts receivable - net                            538,627        514,855
 Inventories                                          260,111        236,209
 Other current assets                                  35,104         30,702
   Total current assets                               994,352      1,023,009

PROPERTY, PLANT AND EQUIPMENT - NET                 1,018,741        980,775

GOODWILL                                              163,007        165,307
OTHER ASSETS                                           78,415         78,015
                                                   $2,254,515     $2,247,106

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  253,532     $  274,900
 Accrued expenses                                     147,814        130,560
 Other current liabilities                             56,118         69,989
   Total current liabilities                          457,464        475,449

DEFERRED ITEMS                                          7,563          6,434
ACCRUED POSTRETIREMENT BENEFITS                        41,927         36,099
LONG-TERM DEBT                                         21,286         21,593
MINORITY INTEREST                                       2,329          1,727

SHAREHOLDERS' EQUITY
 Common stock                                          10,563         10,555
 Paid-in capital                                      263,857        259,806
 Retained earnings                                  1,755,732      1,696,162
 Treasury stock                                      (254,624)      (241,893)
 Deferred unearned compensation                       (23,247)       (25,788)
 Cumulative translation and
   other adjustments                                  (28,335)         6,962
   Total shareholders' equity                       1,723,946      1,705,804
                                                   $2,254,515     $2,247,106


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In Thousands Except per Share Data)

                                                          THREE MONTHS ENDED
                                                         Sept. 30,  Sept. 30,
                                                           2000       1999
NET REVENUE                                              $625,925   $491,870

COST OF SALES                                             381,235    298,447
 Gross Profit                                             244,690    193,423
OPERATING EXPENSES:
 Selling                                                   50,474     37,904
 Administrative                                           100,414     91,227
   Total Operating Expenses                               150,888    129,131
 Income from Operations                                    93,802     64,292
OTHER INCOME (EXPENSE):
 Impairment charge                                         (2,763)         -
 Foreign currency transaction gain/(loss)                     728       (638)
 Interest income, net                                       1,870      1,651
   Total Other Income/(Expense), Net                         (165)     1,013
INCOME BEFORE INCOME TAXES                                 93,637     65,305
INCOME TAXES                                               29,115     19,808
NET INCOME                                                $64,522    $45,497

EARNINGS PER COMMON SHARE:
  BASIC                                                     $0.33      $0.23
  DILUTED                                                   $0.33      $0.23

CASH DIVIDENDS PER COMMON SHARE                            $0.025     $0.020

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC                                 195,638    196,239
                    DILUTED                               198,142    197,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MOLEX INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)
                                                         THREE MONTHS ENDED
                                                        Sept. 30,  Sept. 30,
                                                          2000       1999

CASH AND CASH EQUIVALENTS, Beginning of Period          $164,288   $182,992
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              64,522     45,497
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                          50,458     45,669
   Amortization of deferred unearned compensation          2,540        800
   Impairment charge                                       2,763          -
   Other charges to net income                             1,405      3,963

  Current items:
   Accounts receivable                                   (33,993)   (18,527)
   Inventories                                           (28,147)   (15,837)
   Other current assets                                   (4,812)        (8)
   Accounts payable                                      (15,787)    19,040
   Accrued expenses                                       23,657     (2,224)
   Other current liabilities                              (9,550)   (27,381)
    NET CASH PROVIDED FROM OPERATIONS                     53,056     50,992

 Investments:
  Purchases of property, plant and equipment            (104,435)   (58,943)
  Proceeds from sale of property, plant
   and equipment                                             888      4,480
  Proceeds from sale of marketable securities          1,421,196    821,679
  Purchases of marketable securities                  (1,382,775)  (830,261)
  Increase in other assets                               (10,268)    (9,921)
    NET CASH USED FOR INVESTMENTS                        (75,394)   (72,966)

 Financing:
  Increase in long-term debt                                 284      4,413
  Decrease in long-term debt                                (591)      (251)
  Cash dividends paid                                     (4,892)    (2,358)
  Purchase of treasury stock                             (12,489)   (13,658)
  Reissuance of treasury stock                               728        301
  Exercise of stock options                                1,433        678
    NET CASH USED FOR FINANCING                          (15,527)   (10,875)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   (4,447)    17,506

CASH AND CASH EQUIVALENTS, End of Period                $121,976   $167,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MOLEX INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2000 Annual Report to Shareholders and the 2000 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:
                                                         Three Months Ended
                                                            September 30,
                                                         2000          1999
Weighted average shares outstanding - basic            195,638       196,239
Dilutive effect of stock options                         2,504         1,609

Weighted average shares outstanding - diluted          198,142       197,848

(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                         2000          1999
Net income                                             $64,522       $45,497
Currency translation and other adjustments             (35,297)       45,941
Total comprehensive income                             $29,225       $91,438

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                      Sept. 30,      June 30,
                                                        2000           2000

Raw Materials                                         $ 47,202      $ 44,595
Work in Process                                        101,507        82,341
Finished Goods                                         111,402       109,273
                                                      $260,111      $236,209

                             MOLEX INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $625.9 million for the quarter ended September 30, 2000, increasing 27.3 percent in US dollars and 28.9 percent in local currencies over the first quarter of last year. The strengthening of the US dollar compared with other currencies caused net revenues to decrease $8.3 million for the quarter.

Management believes that Molex continues to grow at a rate higher than the worldwide connector market. All geographic regions experienced double-digit sales growth for the quarter.

Net revenue in the Americas region rose 37.7 percent in both US dollars and local currencies over the prior year period. Growth in the region was fueled by strong demand in all major markets, including fiber optics, telecommunications, networking and distribution.

Quarterly net revenue in the Far East North grew 34.5 percent in US dollars and
29.5 percent in local currencies compared with last year due to continuing strength in the consumer markets. Investment in new products, especially in the computer, consumer and telecom markets is resulting in market share gains in both Japan and Korea.

Far East South net revenue for the quarter increased 23.3 percent in US dollars and 23.2 percent in local currencies over the prior year quarter generated by strong sales in the personal computer and computer-peripheral product markets.

In Europe, net revenue was up 35.9 percent in local currencies compared with the same period last year but rose only 17.7 percent in US dollars as a result of the weakened Euro. Demand remains strong in the fiber optic and telecommunications markets.

For the three months ended September 30, 2000, 58.0 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 39.1 percent for the quarter ended September 30, 2000 compared to 39.3 percent last year.
                                    -7-

Selling and administrative expenses were $150.9 million for the first quarter of fiscal 2001 compared with $129.1 million in the prior year period. As a percent of net revenue, selling and administrative expenses were 24.1 percent compared with 26.3 percent for the same period last year. Also included in selling and administrative expenses are research and development expenditures, which for the three months ended September 30, 2000, decreased as a percent of net revenue to 5.8 percent from 6.6 percent in the prior year period.

The Company recorded an impairment charge on certain available-for-sale securities during the first quarter of fiscal 2001 based on depressed market values over the holding period, which is expected to be permanent.

Interest income, net of interest expense, was $1.9 million in the quarter ended September 30, 2000 compared with $1.7 million in the prior year.
The effective tax rate was 31.0 percent for the first quarter compared with
30.2 percent in the prior year period as a result of increased revenues in jurisdictions where higher tax rates apply.

Net income for the quarter was $64.5 million or 33 cents per basic and diluted share, a 41.8 percent increase compared with $45.5 million or 23 cents per basic and diluted share for the same quarter last fiscal year. Excluding the effects of currency translation, net income increased 41.9 percent for the quarter ended September 30, 2000 from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be strong. Working capital at September 30, 2000 was $536.9 million compared with $547.6 million at June 30, 2000.

During the three months ended September 30, 2000, the Company purchased an aggregate of 340,000 shares of treasury stock at an aggregate cost of $12.5 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.

OUTLOOK

The outlook for fiscal 2001 is encouraging based on the strong sales and backlog achieved in the first quarter. Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.
                                     -8-

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $375 million in capital expenditures and approximately $150 million in research and development during the fiscal year ending June 30, 2001. Management believes the Company is well positioned to continue to grow faster than the overall connector industry. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts.

A formalized treasury risk management policy has been implemented by the Company which describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments are subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.
                                    -9-
Interest rate exposure is principally limited to the $38.5 million of marketable securities owned by the Company. Such securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments.



                       Part II - Other Information

Items 1-3. Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on October 20, 2000, the following directors were elected to hold office for their respective terms according to their class: Fred L. Krehbiel, Douglas K. Carnahan, J. Joseph King and Martin P. Slark. No candidate for director received less than 88,266,098 votes in favor of their election nor more than 1,245,336 votes withheld.

         Three other proposals before the stockholders, adoption of the 2000 Molex Incorporated Incentive Stock Option Plan, the 2000 Molex Incorporated Executive Stock Bonus Plan and the 2000 Molex Incorporated Long-Term Stock Plan which are set forth in detail in the proxy statement dated September 12, 2000, were approved.



Item 5-6.  Not applicable

















                                    -10-




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





Date  November 13, 2000                  /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  November 13, 2000                  /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel








                                      -11-