Form 10-Q/A
period 2000-09-30
MOLEX INC
filed 2001-01-08
CIK 67472

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

                     Common Stock             98,642,474 shares

                     Class A Common Stock     96,811,422 shares

                     Class B Common Stock         94,255 shares






                              MOLEX INCORPORATED
                                  FORM 10-Q/A
                              SEPTEMBER 30, 2000
                                    INDEX


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

                               MOLEX INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In Thousands Except per Share Data)

                                                          THREE MONTHS ENDED
                                                         Sept. 30,  Sept. 30,
                                                           2000       1999
NET REVENUE                                              $625,925   $491,870

COST OF SALES                                             381,235    298,447
 Gross Profit                                             244,690    193,423
OPERATING EXPENSES:
 Selling                                                   50,474     37,904
 Administrative                                           100,414     91,227
   Total Operating Expenses                               150,888    129,131
 Income from Operations                                    93,802     64,292
OTHER INCOME:
 Impairment charge                                         (2,763)         -
 Foreign currency transaction gain/(loss)                     728       (638)
 Interest income, net                                       1,870      1,651
   Total Other Income/(Loss)                                 (165)     1,013
INCOME BEFORE INCOME TAXES                                 93,637     65,305
INCOME TAXES                                               29,115     19,808
NET INCOME                                                $64,522    $45,497

EARNINGS PER COMMON SHARE:
  BASIC                                                     $0.33      $0.23
  DILUTED                                                   $0.33      $0.23

CASH DIVIDENDS PER COMMON SHARE                            $0.025     $0.020

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC                                 195,638    196,239
                    DILUTED                               198,142    197,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MOLEX INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)
                                                         THREE MONTHS ENDED
                                                        Sept. 30,  Sept. 30,
                                                          2000       1999

CASH AND CASH EQUIVALENTS, Beginning of Period          $164,288   $182,992
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              64,522     45,497
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                          50,458     45,669
   Amortization of deferred unearned compensation          2,540        800
   Other (credits)/charges to net income                   4,670      3,963

  Current items:
   Accounts receivable                                   (33,993)   (18,527)
   Inventories                                           (28,147)   (15,837)
   Other current assets                                   (4,812)        (8)
   Accounts payable                                      (15,787)    19,040
   Accrued expenses                                       23,657     (2,224)
   Other current liabilities                              (9,550)   (27,381)
    NET CASH PROVIDED FROM OPERATIONS                     53,558     50,992

 Investments:
  Purchases of property, plant and equipment            (104,435)   (58,943)
  Proceeds from sale of property, plant
   and equipment                                             888      4,480
  Proceeds from sale of marketable securities          1,421,196    821,679
  Purchases of marketable securities                  (1,382,775)  (830,261)
  Increase in other assets                               (10,268)    (9,921)
    NET CASH USED FOR INVESTMENTS                        (75,394)   (72,966)

 Financing:
  Increase in long-term debt                                 284      4,413
  Decrease in long-term debt                                (591)      (251)
  Cash dividends paid                                     (4,892)    (2,358)
  Purchase of treasury stock                             (12,489)   (13,658)
  Reissuance of treasury stock                               728        301
  Exercise of stock options                                1,433        678
    NET CASH USED FOR FINANCING                          (15,527)   (10,875)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   (4,949)    17,506

CASH AND CASH EQUIVALENTS, End of Period                $121,976   $167,649

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




5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Management operates the business by geographic segments. Information by geographic area, in thousands of dollars, is summarized in the following table:

                                Inter-
                    Customer    company     Total       Net     Identifiable
                     Revenue    Revenue    Revenue     Income      Assets

September 30, 2000

United States       $259,303    $30,478    $289,781    $31,672   $1,006,563
Americas (Non-U.S.)   19,856      4,393      24,249        (43)      57,903
Far East North       141,757     52,820     194,577     26,512      595,142
Far East South       114,648     15,437     130,085     15,687      345,066
Europe                90,328     17,043     107,371      6,423      391,875
Corporate and Other       33          -          33    (15,729)     115,520
Eliminations               -   (120,171)   (120,171)         -     (257,554)
Total                625,925          -     625,925     64,522    2,254,515


September 30, 1999

United States       $184,834    $17,934    $202,768    $17,884   $  825,440
Americas (Non-U.S.)   24,037      2,856      26,893       (146)      55,099
Far East North       104,609     40,078     144,687     15,609      507,943
Far East South        95,484     10,335     105,819     12,109      283,353
Europe                82,830     10,572      93,402      6,806      398,232
Corporate and Other       76          -          76     (6,765)     168,842
Eliminations               -    (81,775)    (81,775)         -     (234,826)
Total                491,870          -     491,870     45,497    2,004,083

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

The change in comprehensive income in Note 3 is almost entirely due to foreign currency translation adjustments due to the stronger US dollar versus the Japanese yen and most European currencies during the quarter ended September 30, 2000. During the prior year quarter, June 30, 1999 to September 30, 1999, the US dollar was generally weakening versus these currencies.

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

To further expand the Company's global presence, offer innovative products at an accelerated pace, and improve internal productivity, Molex plans to invest approximately $375 million in capital expenditures and approximately $150 million in research and development for the fiscal year ending June 30, 2001.

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





Date  January 8, 2001                  /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  January 8, 2001                  /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel