Form 10-Q
period 2000-12-31
MOLEX INC
filed 2001-02-13
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended          December 31, 2000

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 2000:

                     Common Stock             98,760,631 shares
                     Class A Common Stock     96,492,554 shares
                     Class B Common Stock         94,255 shares





                             MOLEX INCORPORATED
                                 FORM 10-Q
                             DECEMBER 31, 2000
                                   INDEX


                                                                    Page
                                                                    ----

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                       2
        December 31, 2000 and June 30, 2000

        Condensed Consolidated Statements of Income --                 3
        Three and Six Months Ended December 31, 2000 and 1999

        Condensed Consolidated Statements of Cash Flows --             4
        Six Months Ended December 31, 2000 and 1999

        Notes to Condensed Consolidated Financial Statements           5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  7

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                   10




                      PART II - OTHER INFORMATION                     11









                                    -1-




                           MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - In Thousands)

                       ASSETS
                                                  December 31,      June 30,
                                                      2000            2000
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  122,404     $  164,288
 Marketable securities                                 28,264         76,955
 Accounts receivable - net                            531,629        514,855
 Inventories                                          285,733        236,209
 Other current assets                                  33,060         30,702
   Total current assets                             1,001,090      1,023,009

PROPERTY, PLANT AND EQUIPMENT - NET                 1,053,298        980,775

GOODWILL                                              160,506        165,307
OTHER ASSETS                                           86,342         78,015
                                                   $2,301,236     $2,247,106

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  255,999     $  277,303
 Accrued expenses                                     129,401        128,157
 Other current liabilities                             75,952         69,989
   Total current liabilities                          461,352        475,449

DEFERRED ITEMS                                          9,271          6,434
ACCRUED POSTRETIREMENT BENEFITS                        42,186         36,099
LONG-TERM DEBT                                         21,546         21,593
MINORITY INTEREST                                       2,556          1,727

SHAREHOLDERS' EQUITY
 Common stock                                          10,573         10,555
 Paid-in capital                                      266,066        259,806
 Retained earnings                                  1,818,650      1,696,162
 Treasury stock                                      (266,776)      (241,893)
 Deferred unearned compensation                       (20,707)       (25,788)
 Cumulative translation and
   other adjustments                                  (43,481)         6,962
   Total shareholders' equity                       1,764,325      1,705,804
                                                   $2,301,236     $2,247,106


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  - 2 -




                            MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited - In Thousands Except per Share Data)

                                  THREE MONTHS ENDED      SIX MONTHS ENDED

                                     December 31,           December 31,
                                   2000       1999        2000       1999

NET REVENUE                      $629,319   $543,009   $1,255,244 $1,034,879

COST OF SALES                     388,470    333,554      769,705    632,001
 Gross Profit                     240,849    209,455      485,539    402,878

OPERATING EXPENSES:
 Selling                           48,952     41,681       99,426     79,585
 Administrative                    97,696     91,667      198,110    182,894
  Total Operating Expenses        146,648    133,348      297,536    262,479

 Income from Operations            94,201     76,107      188,003    140,399

OTHER INCOME:
 Impairment charge                      -          -       (2,763)         -
 Foreign currency transaction
   gain/(loss)                      3,011       (999)       3,739     (1,637)
 Interest income, net               1,239      2,396        3,109      4,047
   Total Other Income/(Loss)        4,250      1,397        4,085      2,410

INCOME BEFORE INCOME TAXES         98,451     77,504      192,088    142,809

INCOME TAXES                       30,617     23,386       59,732     43,194

NET INCOME                        $67,834    $54,118     $132,356    $99,615

EARNINGS PER COMMON SHARE:
  BASIC                             $0.35      $0.28        $0.68      $0.51
  DILUTED                           $0.34      $0.27        $0.67      $0.50

CASH DIVIDENDS PER COMMON SHARE    $0.025     $0.020       $0.050     $0.040

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC         195,440    196,158      195,542    196,215
                    DILUTED       197,860    198,074      198,000    197,976

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       - 3 -



                             MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - In Thousands)
                                                          SIX MONTHS ENDED

                                                            December 31,
                                                          2000       1999

CASH AND CASH EQUIVALENTS, Beginning of Period          $164,288   $182,992
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                             132,356     99,615
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                         106,785     93,626
   Amortization of deferred unearned compensation          5,081      3,254
   Other charges to net income                             3,514      6,380

  Current items:
   Accounts receivable                                   (33,247)   (41,888)
   Inventories                                           (53,085)   (39,733)
   Other current assets                                   (4,293)    11,572
   Accounts payable                                       (9,450)    36,170
   Accrued expenses                                       18,451      6,056
   Other current liabilities                              (2,726)   (21,876)
    NET CASH PROVIDED FROM OPERATIONS                    163,386    153,176

 Investments:
  Purchases of property, plant and equipment            (209,870)  (150,204)
  Proceeds from sale of property, plant
   and equipment                                           2,297      5,777
  Proceeds from sale of marketable securities          2,861,291  2,053,535
  Purchases of marketable securities                  (2,812,600)(2,046,403)
 (Increase)/decrease in other assets                     (16,653)    13,228
    NET CASH USED FOR INVESTMENTS                       (175,535)  (124,067)

 Financing:
  Increase in short-term loans                             7,811          -
  Increase in long-term debt                                 338      4,457
  Decrease in long-term debt                                (385)    (1,250)
  Cash dividends paid                                     (9,780)    (6,280)
  Purchase of treasury stock                             (24,979)   (26,256)
  Reissuance of treasury stock                             1,661      1,212
  Exercise of stock options                                3,326      2,862
    NET CASH USED FOR FINANCING                          (22,008)   (25,255)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   (7,728)     7,278

CASH AND CASH EQUIVALENTS, End of Period                $122,403   $194,124

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


(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:
                                     Three Months Ended      Six Months Ended
                                         December 31,          December 31,
                                     2000          1999      2000        1999

Weighted average shares
 outstanding - basic                195,440     196,158     195,542   196,215
Dilutive effect of stock options      2,420       1,916       2,458     1,761

Weighted average shares
 outstanding - diluted              197,860     198,074     198,000   197,976


(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                Three Months Ended         Six Months Ended
                                   December 31,              December 31,
                                2000          1999         2000        1999

Net income                    $67,834       $54,118      $132,356     $99,615
Currency translation
 and other adjustments        (15,146)       81,741       (50,443)    128,994

Total comprehensive income    $52,688      $135,859       $81,913    $228,609

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                            December 31,     June 30,
                                                2000           2000

Raw Materials                                 $ 49,692      $ 44,595
Work in Process                                109,487        82,341
Finished Goods                                 126,554       109,273

                                              $285,733      $236,209



(5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment:
the manufacture and sale of electrical components. Management operates the business by geographic segments. Information by geographic area is summarized in the following table:

                                  Inter-
                     Customer     company      Total       Net     Identifiable
                     Revenue      Revenue     Revenue     Income      Assets

December 31, 2000
United States      $  515,789   $  63,037   $  578,826   $ 60,977   $1,012,196
Americas (Non-US)      40,549       8,470       49,019         28       57,975
Far East North        281,062      99,021      380,083     49,163      568,126
Far East South        220,888      32,592      253,480     31,866      350,115
Europe                196,911      31,774      228,685     14,242      429,944
Corporate and Other        45           -           45    (23,920)     164,386
Eliminations                -    (234,894)    (234,894)         -     (281,506)
Total              $1,255,244   $       -   $1,255,244   $132,356   $2,301,236

December 31, 1999
United States      $  381,567   $  36,442   $  418,009   $37,923    $  855,801
Americas (Non-US)      46,857       7,360       54,217      (976)       55,041
Far East North        237,256      90,647      327,903    35,902       549,669
Far East South        193,434      22,480      215,914    22,879       320,831
Europe                175,688      23,422      199,110    14,761       395,199
Corporate and Other        77           -           77   (10,874)      181,300
Eliminations                -    (180,351)    (180,351)        -      (200,869)
Total              $1,034,879   $       -   $1,034,879   $99,615    $2,156,972

                               MOLEX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $629.3 million for the quarter ended
December 31, 2000, increasing 15.9 percent in US dollars and 21.4 percent in local currencies over the same period last year. For the six months ended December 31, 2000, net revenues rose to $1,255.2 million from $1,034.9 million in the corresponding period last year, resulting in US dollar growth of 21.3 percent and local currency growth of 25.0 percent. The strengthening of the US dollar compared with other currencies caused net revenues to decrease $30.1 million and $38.5 million for the quarter and year-to-date periods, respectively.

Management believes that Molex continues to grow at a rate higher than the worldwide connector market. All geographic regions experienced sales growth for the quarter as well as the six months ended December 31, 2000.

Net revenue in the Americas region rose 30.1 percent in both US dollars and local currencies over the prior year quarter. Year-to-date net revenue growth over last year was 33.8 percent in both US dollars and local currencies. Growth in the region was fueled by strong demand in all major markets, including fiber optics, telecommunications, networking and distribution.

Quarterly net revenue in the Far East North increased 1.2 percent in US dollars and 8.0 percent in local currencies compared to the prior year. For the six months ended December 31, 2000, revenue grew 15.9 percent in US dollars and
17.5 percent in local currencies over last year. Revenue growth was supported by continued strength in the various markets served by the region. Investment in new products, especially in the computer, consumer and telecom markets is believed to be resulting in market share gains in Japan.

Far East South net revenue for the quarter was up 13.1 percent in US dollars and 15.4 percent in local currencies over the prior year. For the year-to-date period, revenue rose 18.1 percent in US dollars and 19.2 percent in local currencies over last year due to strong sales in the personal computer, computer-peripheral and mobile product markets.

In Europe, net revenue grew 19.2 percent in US dollars and 40.4 percent in local currencies over the prior year quarter. For the six months ended December 31, 2000, the revenue growth over the comparable prior year period was 18.5 percent in US dollars and 38.3 percent in local currencies. Demand was strong in the general distribution, fiber optic, mobile and telecommunications markets.

For the six months ended December 31, 2000, 58.9 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 38.3 percent for the quarter ended December 31, 2000 compared to 38.6 percent last year. For the six months ended December 31, 2000, the gross profit percentage was 38.7 percent, down slightly from 38.9 percent in the prior year period.

Selling and administrative expenses were $146.6 million and $297.5 million, respectively, for the quarter and six month period ended December 31, 2000 as compared with $133.3 million and $262.5 million, respectively, for the corresponding periods in the prior year. As a percent of net revenue, selling and administrative expenses for the quarter were 23.3 percent compared with
24.6 percent in the prior year, and for the year-to-date period were 23.7 percent compared with 25.4 percent in the prior year. These year-over-year improvements are a result of efforts to keep overhead costs down. Also included in selling and administrative expenses are research and development expenditures, which for the six months ended December 31, 2000, decreased as a percent of net revenue to 5.7 percent from 6.2 percent in the prior year period.

The Company recorded an impairment charge on certain available-for-sale securities during the first quarter of fiscal 2001 based on depressed market values over the holding period, which is expected to be permanent.

Interest income, net of interest expense, was $1.2 million in the quarter ended December 31, 2000 compared with $2.4 million in the prior year and was $3.1 million for the six months ended December 31, 2000 as compared with $4.0 million a year ago. The year-to-date decline is primarily due to a lower level of short-term investments than in the prior year.

The effective tax rate was 31.0 percent for the quarter ended December 31, 2000 compared with 30.0 percent in the prior year period and was 31.0 percent for the six month period compared with 30.1 percent last year. The changes were a result of increased revenues in jurisdictions where higher tax rates apply.

Net income for the quarter was $67.8 million or 35 cents per basic and 34 cents per diluted share, a 25.3 percent increase compared with $54.1 million or 28 cents per basic and 27 cents per diluted share for the same quarter last fiscal year. Net income for the six months ended December 31, 2000 was $132.4 million or 68 cents per basic and 67 cents per diluted share, as compared with net income of $99.6 million or 51 cents per basic and 50 cents per diluted share, for the same period in the prior year. Excluding the effects of currency translation, net income increased 31.4 percent for the quarter and 36.2 percent for the six months ended December 31, 2000 from the comparable prior year periods.

The change in comprehensive income in Note 3 is partially a result of foreign currency translation adjustments due to the stronger US dollar versus the Japanese yen and most European currencies during the quarter and six months ended December 31, 2000. During the prior year comparable periods, the US dollar was generally weakening versus these currencies. The prior year periods also include unrealized gains on an available-for-sale security that in the current year periods, are accounted for using the equity method.

LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be strong. Working capital at December 31, 2000 was $539.7 million, a slight decrease from $547.6 million at June 30, 2000.

During the six months ended December 31, 2000, the Company purchased an aggregate of 710,000 shares of treasury stock at an aggregate cost of $25.0 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.

OUTLOOK

The outlook for the remainder of fiscal 2001 is for moderate, but continued growth over the prior fiscal year. Demand remains firm in several important markets such as fiber optics, micro miniature and high-speed products. Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.

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

Interest rate exposure is principally limited to the $28.3 million of marketable securities owned by the Company. Such securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments.


                      Part II - Other Information

Items 1-6. Not Applicable

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





Date  February 13, 2001                  /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  February 13, 2001                  /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel