Form 10-Q
period 2001-03-31
MOLEX INC
filed 2001-05-11
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended          March 31, 2001

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 2001:

                Common Stock             98,995,259 shares
                Class A Common Stock     96,304,513 shares
                Class B Common Stock         94,255 shares




                          MOLEX INCORPORATED
                              FORM 10-Q
                            MARCH 31, 2001
                                INDEX


                                                                     Page
	                                                             ----

                   PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                        2
        March 31, 2001 and June 30, 2000

        Condensed Consolidated Statements of Income --                  3
        Three and Nine Months Ended March 31, 2001 and 2000

        Condensed Consolidated Statements of Cash Flows --              4
        Nine Months Ended March 31, 2001 and 2000

        Notes to Condensed Consolidated Financial Statements            5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   7

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                    11




                   PART II - OTHER INFORMATION                         12

                           MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - In Thousands)

                       ASSETS                       March 31,       June 30,
                                                      2001            2000
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  119,563     $  164,288
 Marketable securities                                 28,023         76,955
 Accounts receivable - net                            491,625        514,855
 Inventories                                          262,323        236,209
 Other current assets                                  34,792         30,702
   Total current assets                               936,326      1,023,009

PROPERTY, PLANT AND EQUIPMENT - NET                 1,063,663        980,775

GOODWILL                                              157,810        165,307
OTHER ASSETS                                           82,591         78,015
                                                   $2,240,390     $2,247,106

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  210,591     $  277,303
 Accrued expenses                                     125,363        128,157
 Other current liabilities                             47,949         69,989
   Total current liabilities                          383,903        475,449

DEFERRED ITEMS                                         10,393          6,434
ACCRUED POSTRETIREMENT BENEFITS                        41,669         36,099
LONG-TERM DEBT                                         21,174         21,593
MINORITY INTEREST                                       2,695          1,727

SHAREHOLDERS' EQUITY
 Common stock                                          10,587         10,555
 Paid-in capital                                      273,858        259,806
 Retained earnings                                  1,874,504      1,696,162
 Treasury stock                                      (273,227)      (241,893)
 Deferred unearned compensation                       (18,166)       (25,788)
 Cumulative translation and
   other adjustments                                  (87,000)         6,962
   Total shareholders' equity                       1,780,556      1,705,804
                                                   $2,240,390     $2,247,106


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MOLEX INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited - In Thousands Except per Share Data)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                      March 31,               March 31,
                                   2001       2000         2001       2000

NET REVENUE                      $599,801   $567,569   $1,855,045 $1,602,448

COST OF SALES                     380,765    346,432    1,150,470    978,433
 Gross Profit                     219,036    221,137      704,575    624,015

OPERATING EXPENSES:
 Selling                           45,458     43,023      144,884    122,608
 Administrative                    90,826     97,091      288,936    279,985
   Total Operating Expenses       136,284    140,114      433,820    402,593

 Income from Operations            82,752     81,023      270,755    221,422

OTHER INCOME:
 Impairment charge                      -          -       (2,763)         -
 Foreign currency transaction
   gain/(loss)                        998        255        3,496       (287)
 Interest income, net               1,094      1,396        4,203      5,443
 Other income                         949      1,345        2,190        250
   Total Other Income               3,041      2,996        7,126      5,406

INCOME BEFORE INCOME TAXES         85,793     84,019      277,881    226,828

INCOME TAXES                       25,058     26,224       84,790     69,418
NET INCOME                        $60,735    $57,795     $193,091   $157,410

EARNINGS PER COMMON SHARE:
  BASIC                             $0.31      $0.29        $0.99      $0.80
  DILUTED                           $0.31      $0.29        $0.98      $0.79

CASH DIVIDENDS PER COMMON SHARE    $0.025     $0.025       $0.075     $0.065

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC         195,360    196,044      195,491    196,157
                    DILUTED       197,380    198,463      197,763    198,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MOLEX INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited - In Thousands)
                                                         NINE MONTHS ENDED
                                                       March 31,   March 31,
                                                         2001        2000

CASH AND CASH EQUIVALENTS, Beginning of Period          $164,288   $182,992
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                             193,091    157,410
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                         156,653    141,143
    Amortization of deferred unearned compensation         7,621      3,254
    (Gain)/Loss on sale of property, plant and equipment   1,964     (1,066)
    Deferred income taxes                                  1,385      1,980
    Other charges to net income                              822       (318)

  Current items:
   Accounts receivable                                    (6,356)   (82,970)
   Inventories                                           (35,402)   (50,017)
   Other current assets                                   (4,578)     6,122
   Accounts payable                                      (47,856)    64,878
   Accrued expenses                                       15,352     21,408
   Other current liabilities                             (21,547)   (29,192)
    NET CASH PROVIDED FROM OPERATIONS                    261,149    232,632

 Investments:
  Purchases of property, plant and equipment            (297,994)  (244,691)
  Proceeds from sale of property, plant
   and equipment                                           2,247      7,130
  Proceeds from sale of marketable securities          3,615,309  3,568,467
  Purchases of marketable securities                  (3,566,378)(3,530,746)
  Increase in other assets                               (12,987)   (16,278)
    NET CASH USED FOR INVESTMENTS                       (259,803)  (216,118)

 Financing:
  Increase in long-term debt                                  52      4,457
  Decrease in long-term debt                                (383)     (2,021)
  Cash dividends paid                                    (14,668)   (10,194)
  Purchase of treasury stock                             (31,136)   (34,216)
  Reissuance of treasury stock                             1,771      2,460
  Exercise of stock options                                7,113      3,998
    NET CASH USED FOR FINANCING                          (37,251)   (35,516)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   (8,820)      (551)

CASH AND CASH EQUIVALENTS, End of Period                $119,563   $163,439


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


(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:

                                                 Three Months Ended        Nine Months Ended
                                                      March 31,                 March 31,
                                                  2001        2000         2001         2000
Weighted average shares outstanding - basic      195,360    196,044       195,491     196,157
Dilutive effect of stock options                   2,020      2,419         2,272       2,018
Weighted average shares outstanding - diluted    197,380    198,463       197,763     198,175


(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                                Three Months Ended         Nine Months Ended
                                                    March 31,                  March 31,
                                                2001          2000        2001           2000
Net income                                   $  60,735     $ 57,795     $193,091       $157,410
Currency translation and other adjustments     (43,519)      56,681      (93,962)       185,675
Total comprehensive income                   $  17,216     $114,476     $ 99,129       $343,085

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                    March 31,      June 30,
                                                      2001           2000

Raw Materials                                       $ 46,669       $ 44,595
Work in Process                                      102,974         82,341
Finished Goods                                       112,680        109,273

                                                    $262,323       $236,209


(5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Management operates the business by geographic segments. Information by geographic area is summarized in the following table:

                                     Inter-
                      Customer       company         Total         Net      Identifiable
                       Revenue       Revenue        Revenue      Income        Assets
March 31, 2001
United States        $  773,370    $   97,324    $   870,694    $  91,052    $1,007,931
Americas (Non-US)        55,807        10,955         66,762         (434)       57,990
Far East North          396,474       139,357        535,831       64,612       514,283
Far East South          317,994        45,476        363,470       43,988       348,359
Europe                  311,332        42,898        354,230       22,471       416,850
Corporate and Other          68             -             68      (28,598)      152,202
Eliminations                  -      (336,010)      (336,010)           -      (257,225)
Total                $1,855,045    $        -     $1,855,045     $193,091    $2,240,390


March 31, 2000
United States        $  603,620    $   56,877     $  660,497     $ 61,830    $  896,027
Americas (Non-US)        65,159        10,964         76,123       (1,218)       53,995
Far East North          374,747       142,954        517,701       57,618       579,026
Far East South          290,291        34,087        324,378       33,492       318,086
Europe                  268,534        37,155        305,689       22,795       402,244
Corporate and Other          97             -             97      (17,107)      153,391
Eliminations                  -      (282,037)      (282,037)           -      (119,605)
Total                $1,602,448    $        -     $1,602,448     $157,410    $2,283,164

                                                          -6-
                           MOLEX INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues for the third fiscal quarter ended March 31, 2001 were $599.8 million, increasing 5.7 percent in US dollars and 10.0 percent in local currencies over the prior year period. For the nine months ended March 31, 2001, net revenues rose to $1,855.0 million from $1,602.4 million in the corresponding period last year, resulting in US dollar growth of 15.8 percent and local currency growth of 19.7 percent. The strengthening of the US dollar compared with other currencies caused net revenues to decrease $24.3 million and $62.8 million for the quarter and year-to-date periods, respectively.

In the Americas region, net revenue grew 17.8 percent in both US dollars and local currencies over the prior year quarter. Year-to-date net revenue growth was 28.1 percent in both US dollars and local currencies compared with last year. Growth in the region was strongest in the fiber optic and datacom markets.

Net revenue in the Far East North declined 17.9 percent in US dollars and
9.3 percent in local currencies compared with the prior year quarter. For the nine months ended March 31, 2001, revenue grew 3.5 percent in US dollars and
7.7 percent in local currencies over last year. The quarter on quarter decline was due to the general weakness of the overall export market for Japan as well as the continued sluggishness in the Japanese economy which is weakening domestic capital and personal consumption.

Far East South net revenue for the quarter increased 3.4 percent in US dollars and 6.2 percent in local currencies over the prior year. For the year-to-date period, revenue rose 13.2 percent in US dollars and 14.9 percent in local currencies over last year. Inventory reductions by contract manufacturers and OEMs whom the Company supplies resulted in lower than expected growth in the region. A slow down in markets such as personal computers coupled with price erosion which offset any volume gains also impacted results.

In Europe, net revenue grew 21.2 percent in US dollars and 31.0 percent in local currencies over the prior year quarter. For the nine months ended March 31, 2001, the revenue growth over the comparable prior year period was
19.4 percent in US dollars and 35.7 percent in local currencies. Strength in the telecommunications and fiber optic markets contributed to the growth.

For the nine months ended March 31, 2001, 58.3 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 36.5 percent for the quarter ended March 31, 2001 compared with 39.0 percent last year. For the nine months ended March 31, 2001, the gross profit percentage was 38.0 percent, down from
38.9 percent in the prior year period. Higher depreciation expenses contributed to this decline, as well as reduced absorption of fixed costs into inventory.

Selling and administrative expenses were $136.3 million and $433.8 million, respectively, for the quarter and nine month period ended March 31, 2001 as compared with $140.1 million and $402.6 million, respectively, for the corresponding prior year periods. As a percent of net revenue, selling and administrative expenses for the quarter were 22.7 percent compared with
24.7 percent in the prior year, and for the year-to-date periods were
23.4 percent compared with 25.1 percent in the prior year. Reduction in selling and administrative expenses has been and will continue to be a primary focus of the Company. Also included in selling and administrative expenses are research and development expenditures, which for the nine months ended
March 31, 2001, decreased as a percent of net revenue to 5.7 percent from
6.1 percent in the prior year period.

The Company recorded an impairment charge on certain available-for-sale securities during the first quarter of fiscal 2001 based on depressed market values over the holding period, which is expected to be permanent.

Interest income, net of interest expense, was $1.1 million in the quarter ended March 31, 2001 compared with $1.4 million in the prior year and was $4.2 million for the nine months ended March 31, 2001 as compared with $5.4 million a year ago. The decline is primarily due to a lower level of short-term investments.

The effective income tax rate was 29.0 percent for the quarter ended
March 31, 2001 compared with 31.0 percent in the prior year period and was
30.4 percent for both nine month periods ending March 31, 2001 and 2000. The quarterly reduction was caused by the Company's continued repatriation strategy, reductions of pretax earnings in higher rate jurisdictions in which the Company operates, and the ongoing global effort to reduce its income tax burden through better planning.

Net income for the quarter was $60.7 million or 31 cents per basic and diluted share, a 5.1 percent increase compared with $57.8 million or 29 cents per basic and diluted share for the same quarter last fiscal year. Net income for the nine months ended March 31, 2001 was $193.1 million or 99 cents per basic and 98 cents per diluted share, as compared with net income of $157.4 million or 80 cents per basic and 79 cents per diluted share, for the same period in the prior year. Excluding the effects of currency translation, net income increased 9.6 percent for the quarter and 26.4 percent for the nine months ended March 31, 2001 from the comparable prior year periods.

The change in comprehensive income in Note 3 is partially a result of foreign currency translation adjustments due to the stronger US dollar versus the Japanese yen and most European currencies during the quarter and nine months ended March 31, 2001. During the prior year comparable periods, the US dollar was generally weakening versus these currencies. The prior year periods also include unrealized gains on an available-for-sale security that in the current year periods, are accounted for using the equity method.


LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be strong. Working capital at March 31, 2001 was $552.4 million, an increase from $547.6 million at June 30, 2000.

During the nine months ended March 31, 2001, the Company purchased an aggregate of 915,000 shares of treasury stock at an aggregate cost of $31.1 million.
This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $50 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth.


OUTLOOK

The outlook for the remainder of fiscal 2001 is cautious given the current market conditions. The slow down in business appears to be leveling in the Far East regions, shows signs of continuing further in the Americas, and is now just beginning in Europe. A cost reduction plan was implemented in November 2000 that reduced the number of temporary employees, froze hiring, and reduced non-critical spending. It has now been extended to include reduced hours for manufacturing employees, salary reductions and other appropriate cost reductions.

Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.

Molex is maintaining its research and development spending at approximately $150 million for the fiscal year ending June 30, 2001 to ensure the introduction of a record number of new products again this year and plans to invest approximately $375 million in capital expenditures, primarily aimed at new products.

Molex's global team has considerable experience in managing through difficult market conditions and is focused on maintaining profitability while developing the new products necessary to expand its market share. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.


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

A formalized treasury risk management policy has been implemented by the Company which describes the procedures and controls over derivative financial and commodity instruments. Under the policy,the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments are subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

Interest rate exposure is principally limited to the $28.0 million of marketable securities owned by the Company and the Company's $21.2 million of long-term debt. The securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations on the marketable securities, however, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments. The Company's long-term debt is generally at fixed rates and primarily consists of industrial revenue bonds (IRBs), bank loans and mortgages. The IRBs have prevailing interest rates which are generally lower than market interest rates for similar debt instruments. The Company does not enter into derivative transactions
(i.e. interest rate swaps) with respect to its long-term debt as the current interest expense on this debt is not deemed material to operations.

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





Date  May 11, 2001                       /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer




Date  May 11, 2001                       /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel