Form 10-K405
period 2001-06-30
MOLEX INC
filed 2001-09-21
CIK 67472

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001           Commission File Number 0-7491

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

 On August 31, 2001, the following numbers of shares of the Company's common stock were outstanding:

         Common Stock                    99,245,352
         Class A Common Stock            96,070,149
         Class B Common Stock                94,255

 The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $1.7 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Annual Report to Shareholders for the year ended June 30, 2001, are incorporated by reference into Parts I, II and IV of this report.

 Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 26, 2001 are incorporated by reference into Part III of this report.

 Index to Exhibits listed on Pages 18 through 19.


                                TABLE OF CONTENTS


  Part I                                                                Page

    Item 1.         Business                                              3
    Item 2.         Properties                                            8
    Item 3.         Legal Proceedings                                     9
    Item 4.         Submission of Matters to a Vote of Security Holders   9


  Part II

    Item 5.         Market for the Registrant's Common Equity and         9
                     Related Stockholder Matters
    Item 6.         Selected Financial Data                              10
    Item 7.         Management's Discussion and Analysis of Financial    10
                     Condition and Results of Operations
    Item 7a.        Quantitative and Qualitative Disclosures About       10
                     Market Risk
    Item 8.         Financial Statements and Supplementary Data          10
    Item 9.         Changes in and Disagreements with Accountants on     10
                     Accounting and Financial Disclosure

  Part III

    Item 10.        Directors and Executive Officers of the Registrant   11
    Item 11.        Executive Compensation                               13
    Item 12.        Security Ownership of Certain Beneficial Owners      13
                     and Management.
    Item 13.        Certain Relationships and Related Transactions       13

  Part IV

    Item 14.        Exhibits, Financial Statement Schedule, and Reports  14
                     on Form 8-K

  Independent Auditors' Report on Schedule                               16
  Schedule II - Valuation and Qualifying Accounts                        17
  Index to Exhibits                                                      18
  Signature Page                                                         20







                                     PART I



Item 1 - Business


                      General Development of the Business

Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.

                      General Description of the Business

Molex is a leading manufacturer of electronic, electrical and fiber optic interconnection products and systems; switches; value-added assemblies; and application tooling. The Company operates 54 plants in 19 countries and employs 16,845 people worldwide. In fiscal 2001, products manufactured and sold outside the U.S. generated 58% of sales.

Molex serves original equipment manufacturers in industries that include automotive, business equipment, computer, computer peripheral, consumer products, industrial equipment, premises wiring and telecommunications. The Company offers more than 100,000 products to customers primarily through direct sales people and authorized distributors. The worldwide market for electronic connectors, cable assemblies and backplanes was estimated at $30 billion. With a 8.0% market share, Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

Molex conducts business in one industry segment: the manufacture and sale of electrical components. The Company designs, manufactures, and distributes electrical and electronic devices such as terminals, connectors, planer cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes and mechanical and electronic switches. Crimping machines and terminal inserting equipment (known as "application tooling") are offered on a lease or purchase basis to the Company's customers for the purpose of applying the Company's components to the customers' products. Net revenue from application tooling constitutes approximately 0.5% of the Company's net revenues. Molex products are designed for use in a broad range of electrical and electronic applications as set forth below:











                  Percentage of
                   Fiscal 2001
Market             Net Revenue       Products

Computers              33%           Computers, peripheral equipment,
                                     copiers, printers and scanners

Telecommunications     26%           Networking equipment, switches,
                                     transmission equipment, and cellular
                                     and mobile products

Consumer Products      15%           Televisions, HDTV, CD players,
                                     video/electronic equipment,
                                     electronic games, microwave ovens,
                                     refrigeration, washers, dryers,
                                     and dishwashers

Automotive             16%           Engine control units, adaptive breaking
                                     systems, panel instrumentation, and
                                     other automotive electronics

Industrial              6%           Factory automation, robotics,
                                     instrumentation and process
                                     controllers, electrical power equipment
                                     and transportation equipment

Other                   4%           Miscellaneous





The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including AT&T, Canon, Cisco, Compaq, Delphi, Hewlett Packard, IBM, Lucent, Matsushita, Motorola, Nokia, Philips, Sony, Tellabs, Thomson, Toshiba, Visteon and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 2001, 2000 or 1999. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers toward the use of fewer vendors.



In the United States and Canada, the Company sells its products primarily through direct sales engineers and industrial distributors. Internationally, Molex sells primarily through its own sales organizations in Japan, Hong Kong, Singapore, Taiwan, Republic of Korea, Malaysia, Thailand, China, Australia, England, Italy, Ireland, France, Spain, Germany, the Netherlands, Poland, Sweden, Turkey, Finland, Czech Republic, Slovenia, Russia, South Africa, India, Mexico and Brazil.

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

The Company promotes its products through the internet, leading trade magazines, direct mailings, catalogs and other promotional literature. Molex is a frequent participant in trade shows and also conducts educational seminars for its customers and its manufacturers' representative organizations.

There was no significant change in the Company's suppliers, products, markets or methods of distribution during the last fiscal year.

Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 54 manufacturing facilities in 19 countries on six continents.

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


                              Patents/Trademarks

As of June 30, 2001, the Company owned 801 United States patents and had 253 patent applications on file with the United States Patent Office. The Company also has 2,344 corresponding patents issued and 3,716 applied for in other countries as of June 30, 2001. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.



                                   Backlog

The backlog of unfilled orders at June 30, 2001 was approximately $269.4 million; this compares to $407.5 million at June 30, 2000. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                          Research and Development

Molex incurred total research and development costs of $134.6 million in 2001, $128.8 million in 2000, and $105.9 million in 1999. The Company incurred costs relating to obtaining patents of $6.7 million in 2001, $5.9 million in 2000, and $5.2 million in 1999 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.

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


                                  Employees

As of June 30, 2001, the Company employed 16,845 people worldwide. The Company believes its relations with its employees are favorable.


                           International Operations

The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 2001 was approximately 58% of consolidated net revenue.

The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 11 on page 48 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

























Item 2 - Properties

Molex owns and leases manufacturing, warehousing and office space in several locations around the world. The total square footage of these facilities is presented below:

                      Owned           Leased          Total

                    5,887,344         473,999       6,361,343

The leases are of varying terms with expirations ranging from fiscal 2002 through fiscal 2017. The leases in aggregate are not considered material to the financial position of the Company.

The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

A listing of principal manufacturing facilities is presented below:

 Australia                    Italy                Singapore
  Melton, Victoria             Padova               Jurong Town

 Brazil                      Japan                 Slovakia
  Manaus                      Kagoshima (2)         Kechnec
  Sao Paulo                   Okayama
                              Shizuoka             Taiwan
 China (P.R.C.)               Tochigi               Taipei
   Dongguan                   Yamato
   Shanghai                                        Thailand
   Dalian                    Malaysia               Bangkok
                              Perai, Penang
  England                                          United States
   Farnham                   Mexico                 Maumelle, Arkansas (2)
                              Guadalajara           Camden, Arkansas
  Germany                     Magdalena             Pinellas Park, Florida
   Biberach                   Nogales               St. Petersburg, Florida
   Ettlingen                                        Bolingbrook, Illinois
                             Poland                 Downers Grove, Illinois (3)
 India                        Tczew                 Lisle, Illinois
  Bangalore                                         Naperville, Illinois (2)
  Gandhinagar                Puerto Rico            Mooresville, Indiana
                              Ponce                 Auburn Hills, Michigan (2)
 Ireland                                            Lincoln, Nebraska (3)
  Millstreet Town            Republic of Korea      Gilford, New Hampshire
  Shannon (2)                 Ansan City (2)
  Ennis                       Kwangju




Item 3 - Legal Proceedings

None deemed material to the Company's financial position or consolidated results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None.



                                    PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

  Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange. The information set forth under the caption "Fiscal 2001, 2000, and 1999 by Quarter (Unaudited)" on page 49 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

  The following table presents quarterly dividends per common share for the last two fiscal years.
                                                      Class A
                         Common Stock               Common Stock

                   Fiscal 2001  Fiscal 2000   Fiscal 2001  Fiscal 2000
Quarter Ended -
  September 30,      $0.0250      $0.0200       $0.0250      $0.0200
  December 31,        0.0250       0.0200        0.0250       0.0200
  March 31,           0.0250       0.0250        0.0250       0.0250
  June 30,            0.0250       0.0250        0.0250       0.0250

           Total     $0.1000      $0.0900       $0.1000      $0.0900



Cash dividends on Common Shares have been paid every year since 1977.

A description of the Company's Common Stock appears in footnote 3 on page 42 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.








Item 6 - Selected Financial Data

The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years in the period ended June 30, 2001) on page 29 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 30 through 34 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 33 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The following consolidated financial statements of the Company set forth on pages 36 through 48 of the 2001 Annual Report to Shareholders and the independent auditors' report set forth on page 35 of the 2001 Annual Report to Shareholders are incorporated herein by reference:

    Independent Auditors' Report
    Consolidated Balance Sheets - June 30, 2001 and 2000
    Consolidated Statements of Income for the years ended June 30, 2001, 2000 and 1999
    Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for the years ended June 30, 2001,
     2000 and 1999
    Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 2001, 2000, and 1999 by Quarter (Unaudited)" on page 49 of the 2001 Annual Report to Shareholders, is incorporated herein by reference.



Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 26, 2001 (the "Company's 2001 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished below.

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

Frederick A. Krehbiel(b)    Co-Chairman (1999-); Co-Chief       60     1965(c)
                            Executive Officer (1999-2001);
                            Chairman (1993-1999) and Chief
                            Executive Officer (1988-1999).

John H. Krehbiel, Jr.(b)    Co-Chairman (1999-); Co-Chief       64     1959(c)
                            Executive Officer (1999-2001);
                            President (1975-1999) and Chief
                            Operating Officer (1996-1999).

J. Joseph King              Vice Chairman and Chief             57     1975
                            Executive Officer (2001-);
                            President and Chief Operating
                            Officer (1999-2001); Executive
                            Vice President (1996-1999)

Martin P. Slark             President and Chief Operating       46     1976
                            Officer (2001-); Executive
                            Vice President (1999-2001);
                            Corporate Vice President
                            (1990-1999) and  Regional President,
                            Americas (1996-1999);


Robert B. Mahoney           Corporate Vice President,           48     1995
                            Treasurer and Chief Financial
                            Officer (1996-).




                                                                        Year
                                                                      Employed
                            Positions Held with Registrant               by
   Name                     During the Last Five Years (a)     Age   Registrant

Ronald L. Schubel           Executive Vice President (2001-)    58      1981
                            and Regional President, Americas
                            (1998-);Corporate Vice President
                            (1982-2001); Regional President,
                            Far East South (1994-1998).

Werner W. Fichtner          Corporate Vice President            58      1981
                            (1987-) and  Regional President,
                            Europe (1981-).

Goro Tokuyama               Corporate Vice President            67      1985
                            (1990-), Regional President,
                            Far East North (1988-), and
                            President of Molex Japan Co.,
                            Ltd. (1985-).

James E. Fleischhacker      Executive Vice President (2001-);   57      1984
                            Corporate Vice President (1994-
                            2001) and Regional President, Far
                            East South (1998-2001); President,
                            DataCom Division-Americas
                            (1989-1998).

Kathi M. Regas              Corporate Vice President (1994-);   45      1985

Louis A. Hecht              Corporate Secretary (1977-) and     57      1974
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










Item 11 - Executive Compensation

The information under the caption "Executive Compensation" in the Company's 2001 Proxy Statement is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
Management

The information under the caption "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 2001 Proxy Statement is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

The information under the captions "Election of Directors," "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 2001 Proxy Statement is herein incorporated by reference.





























                                    PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  1. Financial Statements

        The following consolidated financial statements contained in the Company's 2001 Annual Report to Shareholders have been incorporated by reference in Item 8.

                                                                  Page(s) in
                                                                Annual Report
              Item                                             to Shareholders

       Independent Auditors' Report                                   35

       Consolidated Balance Sheets - June 30, 2001
        and 2000                                                     36-37

       Consolidated Statements of Income - for
        the years ended June 30, 2001, 2000 and 1999                  38

       Consolidated Statements of Shareholders' Equity -
        for the years ended June 30, 2001, 2000 and 1999              39

       Consolidated Statements of Cash Flows - for the
        years ended June 30, 2001, 2000 and 1999                      40

       Notes to Consolidated Financial Statements                    41-48

       Fiscal 2001, 2000 and 1999 by Quarter (Unaudited)              49

(a)  2. Financial Statement Schedule
                                                                  Page in the
                                                                   Form 10-K

       Independent Auditors' Report                                   16


       Schedule II - Valuation and Qualifying Accounts                17






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


(b)  Reports on Form 8-K

Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended June 30, 2001.






























                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated July 23, 2001; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP




Chicago, Illinois
July 23, 2001










                                Molex Incorporated
                 Schedule II - Valuation and Qualifying Accounts
                 For the Years Ended June 30, 2001, 2000, and 1999




                           Balance at                                                      Balance
Allowance for Losses       Beginning      Charged to      Accounts       Translation       at End
 and Adjustments:          of Period        Income       Written Off     Adjustments      of Period
_________________          _________       _________      _________      __________        ________

 2001

    Receivables             $23,712        ($   634)      ($ 1,329)      ($ 2,008)         $19,741

    Inventories              49,148          41,305        (20,066)        (2,942)          67,445



 2000

    Receivables             $19,215         $ 5,197       ($ 1,142)       $   442          $23,712

    Inventories              29,151          21,505         (3,750)         2,242           49,148



 1999

    Receivables             $17,114         $ 2,595       ($   684)       $   190          $19,215

    Inventories              27,274           1,876           (271)           272           29,151




















                        MOLEX INCORPORATED EXHIBIT INDEX
Exhibit
 Number                 Exhibit

   3                    3.1  Certificate of Incorporation
			(as amended and restated) (incorporated by reference to 2000 Form 10-K, Exhibit 3.1)

			3.2  By-laws (as amended and restated)
			(incorporated by reference to 2000 Form 10-K,
			Exhibit 3.2)

   4                    Instruments defining rights of
			security holders including
			indentures. See Exhibit 3.1

   10                   Material Contracts

                        10.1    The Molex Deferred Compensation
				Plan (incorporated by reference
				to 1984 Form 10-K, Exhibit 10.6)

			10.2	The 1990 Molex Incorporated
				Executive Stock Bonus Plan
				(as amended)(incorporated by reference
				to 1998 Form 10-K, Exhibit 10.2)

			10.3	The 1990 Molex Incorporated
				Stock Option Plan (as amended)
                                (incorporated by reference
				to 1998 Form 10-K, Exhibit 10.3)

			10.4	The 1991 Molex Incorporated Incentive
				Stock Option Plan (as amended) (incorporated by reference to 1999 Form 10-K, Exhibit 10.4)

                        10.5    The 1998 Molex Incorporated
				Stock Option Plan (incorporated by reference to 1999 Form 10-K, Exhibit 10.5)

			10.6	The 2000 Molex Incorporated
				Incentive Stock Option Plan

			10.7	The 2000 Molex Incorporated
				Executive Stock Bonus Plan (as amended)

			10.8	The 2000 Molex Incorporated
				Long-Term Stock Plan


Exhibit
Number                  Exhibit


   13                   Molex Incorporated Annual report to
			Shareholders for the year ended
			June 30, 2001.  (Such report, except
			to the extent incorporated herein by
			reference, is being furnished for the
			information of the Securities and
			Exchange Commission only and is not
			to be deemed filed as a part of this
			annual report on Form 10-K)





   21                   Subsidiaries of registrant

   23                   Independent Auditors' Consent


(All other exhibits are either inapplicable or not required)
























                              S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.
                                                         MOLEX INCORPORATED
                                                     --------------------------
                                                             (Company)

September 21, 2001                                   /S/ ROBERT B. MAHONEY

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

September 21, 2001                                 /S/ F. A. KREHBIEL
                                                   F. A. Krehbiel
                                                   Co-Chairman of the Board

September 21, 2001                                 /S/ J. H. KREHBIEL, JR.
                                                   J. H. Krehbiel, Jr.
                                                   Co-Chairman of the Board

September 21, 2001                                 /S/ J. JOSEPH KING
                                                   J. Joseph King
                                                   Vice Chairman and Chief
                                                   Executive Officer
                                                   Director

September 21, 2001                                 /S/ MARTIN P. SLARK
                                                   Martin P. Slark
                                                   President and Chief
                                                   Operating Officer
                                                   Director

September 21, 2001                                 /S/ ROBERT B. MAHONEY
                                                   Robert B. Mahoney
                                                   Corporate Vice President,
                                                   Treasurer and Chief
                                                   Financial Officer

September 21, 2001                                 /S/ F. L. KREHBIEL
                                                   F. L. Krehbiel
                                                   Director

September 21, 2001                                 /S/ MICHAEL J. BIRCK
                                                   Michael J. Birck
                                                   Director

September 21, 2001                                 /S/ DOUGLAS K. CARNAHAN
                                                   Douglas K. Carnahan
                                                   Director

September 21, 2001                                 /S/ EDGAR D. JANNOTTA
                                                   Edgar D. Jannotta
                                                   Director

September 21, 2001                                 /S/ DONALD G. LUBIN
                                                   Donald G. Lubin
                                                   Director

September 21, 2001                                 /S/ MASAHISA NAITOH
                                                   Masahisa Naitoh
                                                   Director

September 21, 2001                                 /S/ DR. ROBERT J. POTTER
                                                   Dr. Robert J. Potter
                                                   Director



