Form 10-Q
period 2001-09-30
MOLEX INC
filed 2001-11-13
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended          September 30, 2001

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

               Yes       X                  No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At September 30, 2001:

                 Common Stock             99,250,681 shares

                 Class A Common Stock     95,504,621 shares

                 Class B Common Stock         94,255 shares






                               MOLEX INCORPORATED
                                    FORM 10-Q
                               SEPTEMBER 30, 2001
                                      INDEX


                                                                     Page
	                                                             ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                       2
        September 30, 2001 and June 30, 2001

        Condensed Consolidated Statements of Income --                 3
        Three Months Ended September 30, 2001 and 2000

        Condensed Consolidated Statements of Cash Flows --             4
        Three Months Ended September 30, 2001 and 2000

        Notes to Condensed Consolidated Financial Statements           5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  9

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                    12




                         PART II - OTHER INFORMATION                   13

                               MOLEX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited - In Thousands)

          ASSETS                                    Sept. 30,       June 30,
                                                      2001            2001
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  193,044     $  138,438
 Marketable securities                                 20,638         69,394
 Accounts receivable - net                            392,255        415,798
 Inventories                                          208,767        213,637
 Other current assets                                  59,669         54,598
   Total current assets                               874,373        891,865

PROPERTY, PLANT AND EQUIPMENT - NET                 1,111,338      1,092,567

GOODWILL                                              157,025        156,697
OTHER ASSETS                                           76,913         72,498
                                                   $2,219,649     $2,213,627

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  159,512     $  178,035
 Accrued expenses                                     123,012        148,934
 Other current liabilities                             36,617         47,137
   Total current liabilities                          319,141        374,106

DEFERRED ITEMS                                          6,997          8,398
ACCRUED POSTRETIREMENT BENEFITS                        45,122         37,660
LONG-TERM DEBT                                         15,791         19,351
OBLIGATIONS UNDER CAPITAL LEASES                       10,158          6,114
MINORITY INTEREST                                       2,734          2,358

SHAREHOLDERS' EQUITY
 Common stock                                          10,604         10,597
 Paid-in capital                                      292,272        289,683
 Retained earnings                                  1,900,319      1,880,450
 Treasury stock                                      (296,861)      (281,469)
 Deferred unearned compensation                       (25,633)       (28,407)
 Cumulative translation and
   other adjustments                                  (60,995)      (105,214)
   Total shareholders' equity                       1,819,706      1,765,640
                                                   $2,219,649     $2,213,627


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In Thousands Except per Share Data)

                                                         THREE MONTHS ENDED
                                                         Sept. 30,  Sept. 30,
                                                           2001       2000

NET REVENUE                                              $430,453   $625,925

COST OF SALES                                             293,149    381,235
 Gross Profit                                             137,304    244,690

OPERATING EXPENSES:
 Selling                                                   37,309     50,474
 Administrative                                            65,758    100,414
   Total Operating Expenses                               103,067    150,888

 Income from Operations                                    34,237     93,802

OTHER INCOME (EXPENSE):
 Impairment charge                                              -     (2,763)
 Foreign currency transaction gain/(loss)                      (5)       728
 Interest income, net                                       2,043      1,870
 Other income/(loss)                                       (1,146)         -
   Total Other Income/(Expense), Net                          892       (165)

INCOME BEFORE INCOME TAXES                                 35,129     93,637

INCOME TAXES                                                9,933     29,115

NET INCOME                                                $25,196    $64,522

EARNINGS PER COMMON SHARE:
  BASIC                                                     $0.13      $0.33
  DILUTED                                                   $0.13      $0.33

CASH DIVIDENDS PER COMMON SHARE                            $0.025     $0.025

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC                                 195,204    195,638
                    DILUTED                               196,798    198,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)
                                                         THREE MONTHS ENDED
                                                        Sept. 30,  Sept. 30,
                                                          2001       2000

CASH AND CASH EQUIVALENTS, Beginning of Period          $138,438   $164,288
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              25,196     64,522
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                          55,166     50,458
    Amortization of deferred unearned compensation         2,484      2,540
    Impairment charge                                          -      2,763
    Other charges to net income                            1,047      1,405

  Changes in working capital:
   Accounts receivable                                    36,014    (33,993)
   Inventories                                             9,124    (28,147)
   Other current assets                                   (4,691)    (4,812)
   Accounts payable                                      (23,566)   (15,787)
   Accrued expenses                                      (18,278)    23,657
   Other current liabilities                             (17,435)    (9,550)
    NET CASH PROVIDED FROM OPERATIONS                     65,061     53,056

 Investments:
  Purchases of property, plant and equipment             (45,064)  (104,435)
  Proceeds from sale of property, plant
   and equipment                                           1,155        888
  Proceeds from sale of marketable securities          1,079,420  1,421,196
  Purchases of marketable securities                  (1,030,664)(1,382,775)
  Increase (decrease) in other assets                      2,399    (10,268)
    NET CASH PROVIDED FROM (USED FOR)
     INVESTING ACTIVITIES                                  7,246    (75,394)

 Financing:
  Increase (decrease) in short-term loans                  1,563     (1,207)
  Increase in long-term debt                                 970        284
  Decrease in long-term debt                              (4,530)      (591)
  Cash dividends paid                                     (4,885)    (4,892)
  Purchase of treasury stock                             (14,997)   (12,489)
  Reissuance of treasury stock                                39        728
  Exercise of stock options                                  869      1,433
    NET CASH USED FOR FINANCING ACTIVITIES               (20,971)   (16,734)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                    3,270     (3,240)

CASH AND CASH EQUIVALENTS, End of Period                $193,044   $121,976

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MOLEX INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2001 Annual Report to Shareholders and the 2001 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to the prior year's financial statements to conform to the fiscal year 2002 classifications.

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:
                                                       Three Months Ended
                                                          September 30,
                                                       2001           2000

Weighted average shares outstanding - basic           195,204       195,638
Dilutive effect of stock options                        1,594         2,504

Weighted average shares outstanding - diluted         196,798       198,142

(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                                       Three Months Ended
                                                          September 30,
                                                       2001           2000

Net income                                            $25,196       $64,522
Currency translation and other adjustments             44,219       (35,297)

Total comprehensive income                            $69,415       $29,225

                                     - 5 -
4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                      Sept. 30,     June 30,
                                                        2001          2001

Raw Materials                                        $  30,736    $  33,729
Work in Process                                         91,127       87,776
Finished Goods                                          86,904       92,132

                                                      $208,767     $213,637

5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Management operates the business by geographic segments. Information by geographic area is summarized in the following table:

                                     Inter-
                       Customer      company      Total          Net       Identifiable
                       Revenue       Revenue     Revenue       Income         Assets

September 30, 2001:
United States          $160,311     $ 21,658     $181,969     $  5,393     $  990,911
Americas (Non-US)        11,471          343       11,814          139         49,151
Far East North           90,154       31,824      121,978        9,954        510,143
Far East South           94,680       12,097      106,777       10,639        357,500
Europe                   73,830        6,774       80,604        1,099        417,269
Corporate and Other           7            -            7       (2,028)       127,303
Eliminations                  -      (72,696)     (72,696)           -       (232,628)
Total                  $430,453            -     $430,453     $ 25,196     $2,219,649


September 30, 2000:

United States          $259,303     $ 30,478     $289,781     $ 31,672     $1,006,563
Americas (Non-US)        19,856        4,393       24,249          (43)        57,903
Far East North          141,757       52,820      194,577       26,512        595,142
Far East South          114,648       15,437      130,085       15,687        345,066
Europe                   90,328       17,043      107,371        6,423        391,875
Corporate and Other          33            -           33      (15,729)       115,520
Eliminations                  -     (120,171)    (120,171)           -       (257,554)
Total                  $625,925            -     $625,925     $ 64,522     $2,254,515

                                            - 6 -


6)  Other items

During the fourth quarter of fiscal 2001, the Company recorded a charge to reflect costs associated with a reduction in the global work force of approximately 950 people, write-off of slow-moving and excess inventories and asset write-offs related to operations being closed.

Pretax charges recorded in the fourth quarter of fiscal 2001 totaled $43.5 million of which $16.4 million were recorded in cost of sales and $27.1 million in selling, general and administrative expenses.

The major components of the fiscal 2001 fourth quarter charge and the remaining accrual balance as of September 30, 2001 were as follows:



                                                                    Accrued
                                            Cash       Assets      Balance at
                               Total      Payments    Disposed    September 30,
(In thousands)                Charge        Made      and Other       2001
_______________              __________  __________  ____________  ___________

Severance and other benefits   $27,690     $10,890      $ 1,845      $14,955
Inventory write-offs            12,714           -       11,887          827
Asset write-offs                 3,043           -        2,274          769
                              __________  __________  ____________  ___________
     Total                     $43,447     $10,890      $16,006      $16,551



7)  New accounting pronouncements

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" as of July 1, 2001. This statement requires the use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method. The Company has always used the purchase method when accounting for past business combinations and thus no change in procedures is required going forward.


The Company has also adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. This statement changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test. Upon adoption an initial testing of impairment is required. The required initial benchmark evaluation was performed as of July 1, 2001 resulting in no impairment in the value of the Company's goodwill.

Comparative information on prior periods as if goodwill had not been amortized is as follows:

                                         For the Quarter Ended September 30,
(In thousands except for EPS amounts)         2001                2000

Reported net income                         $25,196             $64,522
Add back: Goodwill amortization                                   2,300
Adjusted net income                         $25,196             $66,822

Basic and diluted earnings per share:
  Reported net income                       $  0.13             $  0.33
  Goodwill amortization                                            0.01
  Adjusted net income                       $  0.13             $  0.34





On August 16, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. It establishes a single accounting model for long-lived assets to be disposed of by sale. Both statements will be effective for the Company's fiscal year beginning July 1, 2002. The Company is evaluating SFAS No. 143 and SFAS No. 144 to determine their impact on the consolidated financial statements.


8)  Subsequent event

As a result of continuing weak demand, the Company plans further reductions in employment to be implemented in the fiscal second quarter ending
December 31, 2001. The Company will reduce employment by an additional 800-900 full time personnel and record a pretax charge of approximately $20 million for this reduction. The Company will also record a pretax charge of approximately $10 million to reflect the lower current value of investments in other companies.

                               MOLEX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $430.5 million for the quarter ended September 30, 2001, decreasing 31.2 percent in US dollars and 28.3 percent in local currencies over the prior year period. The strengthening of the US dollar compared with other currencies caused net revenues to decline $18.0 million for the quarter.

Net revenue in the Americas region was down 38.5 percent in both US dollars and local currencies compared with a very strong prior year quarter. The economic slowdown in the United States has impacted all major markets.

Quarterly net revenue in the Far East North declined 37.3 percent in US dollars and 28.3 percent in local currencies compared with last year due to substantial downturns in the data, telecom and industrial markets.

Far East South net revenue for the quarter decreased 17.3 percent in US dollars and 14.7 percent in local currencies over the prior year quarter due to general weakening in the personal computer and computer-peripheral product markets.

In Europe, net revenue was down 24.1 percent in local currencies and 26.0 percent in US dollars compared with the same period last year. Reduced demand in the fiber optic and telecommunications markets was the major cause of the decline.

For the three months ended September 30, 2001, 62.8 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 31.9 percent for the quarter ended September 30, 2001 compared with 39.1 percent last year due mainly to higher depreciation expenses and under utilization of factory capacity in light of reduced demand.

Selling and administrative expenses were $103.1 million for the first quarter of fiscal 2002 compared with $150.9 million in the prior year period. As a percent of net revenue, selling and administrative expenses were 23.9 percent compared with 24.1 percent for the same period last year. Employment reductions as well as successful efforts to control costs benefited the current quarter. Also included in selling and administrative expenses are research and development expenditures, which for the three months ended September 30, 2001, increased as a percent of net revenue to 6.7 percent from 5.8 percent in the prior year period.

The Company recorded an impairment charge on certain available-for-sale securities during the first quarter of fiscal 2001 based on depressed market values over the holding period, which are expected to be permanent.

Interest income, net of interest expense, was $2.0 million in the quarter ended September 30, 2001 compared with $1.9 million in the prior year.

The effective tax rate was 28.0 percent for the first quarter compared with
31.0 percent in the prior year period as a result of a change in the mix of the Company's pretax earnings from higher rate jurisdictions in which the Company operates to lower rate jurisdictions, principally in the Far East South, as well as the ongoing global effort to reduce its income tax burden through a disciplined repatriation strategy and better planning.

Net income for the quarter was $25.2 million or 13 cents per basic and diluted share, a 60.9 percent decrease compared with $64.5 million or 33 cents per basic and diluted share for the same quarter last fiscal year.

The change in comprehensive income in Note 3 is almost entirely due to foreign currency translation adjustments due to the stronger US dollar versus the Japanese yen and most European currencies during the quarter ended
September 30, 2001.  During the prior year quarter, June 30, 2000 to
September 30, 2000, the US dollar was generally weakening versus these currencies.


LIQUIDITY AND CAPITAL RESOURCES

Molex's balance sheet continues to be strong. Working capital at September 30, 2001 was $555.2 million compared with $517.8 million at June 30, 2001.

During the three months ended September 30, 2001, the Company purchased an aggregate of 570,000 shares of treasury stock at an aggregate cost of $15.0 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $100 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its current and future growth.

OUTLOOK

The outlook for fiscal 2002 remains challenging based on the uncertainty of the current worldwide economic conditions. Molex is actively managing its costs and has significantly improved its overall cost structure. New product development also remains a high priority this fiscal year.

Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.

Molex plans to invest approximately $250 million in capital expenditures and approximately $140 million in research and development during the fiscal year ending June 30, 2002.

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

Interest rate exposure is principally limited to the $20.6 million of marketable securities owned by the Company and the Company's $15.8 million of long-term debt. The securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations on the marketable securities. However, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments. The Company's long-term debt is generally at fixed rates and primarily consists of bank loans and mortgages. The Company does not enter into derivative transactions (i.e. interest rate swaps) with respect to its long-term debt as the current interest expense on this debt is not deemed material to operations.

                          Part II - Other Information


Items 1-3. Not Applicable



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on October 26, 2001, the following directors were elected to hold office for their respective terms according to their class: Frederick A. Krehbiel, Masahisa Naitoh, Michael J. Birck and Martin P. Slark. No candidate for director received less than 79,348,795 votes in favor of their election nor more than 10,247,029 votes withheld.




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





Date  November 13, 2001                  /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  November 13, 2001                  /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel