Form 10-Q
period 2001-12-31
MOLEX INC
filed 2002-02-12
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended          December 31, 2001

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 2001:

		     Common Stock             99,418,745 shares
                     Class A Common Stock     94,778,097 shares
                     Class B Common Stock         94,255 shares




                             MOLEX INCORPORATED
                                 FORM 10-Q
                             DECEMBER 31, 2001
                                   INDEX


                                                                     Page
	                                                             ----

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                       2
        December 31, 2001 and June 30, 2001

        Condensed Consolidated Statements of Income --                 3
        Three and Six Months Ended December 31, 2001 and 2000

        Condensed Consolidated Statements of Cash Flows --             4
        Six Months Ended December 31, 2001 and 2000

        Notes to Condensed Consolidated Financial Statements           5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                   15




                       PART II - OTHER INFORMATION                    16

                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)

                ASSETS                            December 31,      June 30,
                                                      2001            2001
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  214,948     $  138,438
 Marketable securities                                 12,539         69,394
 Accounts receivable - net                            350,879        415,798
 Inventories                                          190,194        213,637
 Other current assets                                  52,604         54,598
   Total current assets                               821,164        891,865

PROPERTY, PLANT AND EQUIPMENT - NET                 1,055,219      1,092,567

GOODWILL                                              157,537        156,697
OTHER ASSETS                                           57,968         72,498

                                                   $2,091,888     $2,213,627

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  126,396     $  178,035
 Accrued expenses                                     120,804        148,934
 Other current liabilities                             17,890         47,137
   Total current liabilities                          265,090        374,106

DEFERRED ITEMS                                          9,488          8,398
ACCRUED POSTRETIREMENT BENEFITS                        41,534         37,660
LONG-TERM DEBT                                         15,531         19,351
OBLIGATIONS UNDER CAPITAL LEASES                        6,304          6,114
MINORITY INTEREST                                       1,964          2,358

SHAREHOLDERS' EQUITY
 Common stock                                          10,613         10,597
 Paid-in capital                                      303,987        289,683
 Retained earnings                                  1,900,174      1,880,450
 Treasury stock                                      (316,295)      (281,469)
 Deferred unearned compensation                       (30,538)       (28,407)
 Cumulative translation and
   other adjustments                                 (115,964)      (105,214)
   Total shareholders' equity                       1,751,977      1,765,640

                                                   $2,091,888     $2,213,627


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - In Thousands Except per Share Data)

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                      December 31,            December 31,
                                   2001       2000         2001       2000

NET REVENUE                      $416,460   $629,319   $  846,913 $1,255,244

COST OF SALES                     291,115    388,470      584,264    769,705
 Gross Profit                     125,345    240,849      262,649    485,539

OPERATING EXPENSES:
 Selling                           37,220     48,952       74,529     99,426
 Administrative                    80,652     97,696      146,410    198,110
  Total Operating Expenses        117,872    146,648      220,939    297,536

 Income from Operations             7,473     94,201       41,710    188,003

OTHER INCOME:
 Impairment charge on investments
   in other companies             (10,000)         -      (10,000)    (2,763)
 Foreign currency transaction
   gain/(loss)                     (2,085)     3,011       (3,236)     3,739
 Interest income, net                 855      1,239        2,898      3,109

  Total Other Income/(Loss)       (11,230)     4,250      (10,338)     4,085

INCOME/(LOSS) BEFORE INCOME TAXES  (3,757)    98,451       31,372    192,088

INCOME TAX EXPENSE/(BENEFIT)       (8,021)    30,617        1,912     59,732

NET INCOME                        $ 4,264    $67,834     $ 29,460   $132,356

EARNINGS PER COMMON SHARE:
  BASIC                             $0.02      $0.35        $0.15      $0.68
  DILUTED                           $0.02      $0.34        $0.15      $0.67

CASH DIVIDENDS PER COMMON SHARE    $0.025     $0.025       $0.050     $0.050

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC         194,636    195,440      194,931    195,542
                    DILUTED       196,247    197,860      196,515    198,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - In Thousands)
                                                         SIX MONTHS ENDED
                                                            December 31,
                                                          2001       2000

CASH AND CASH EQUIVALENTS, Beginning of Period          $138,438   $164,288
CASH AND CASH EQUIVALENTS PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              29,460    132,356
  Add (deduct) non-cash items included in net income:
    Depreciation and amortization                        111,593    106,785
    Amortization of deferred unearned compensation         5,126      5,081
    Impairment charge on investments in other companies   10,000      2,763
    Fixed asset write downs included in special charges    3,652          -
    Other charges to net income                            1,412        751

  Current items:
   Accounts receivable                                    64,022    (33,247)
   Inventories                                            23,602    (53,085)
   Other current assets                                    1,916     (4,293)
   Accounts payable                                      (49,824)    (9,450)
   Accrued expenses                                      (18,762)    18,451
   Other current liabilities                             (35,801)    (2,726)
    NET CASH PROVIDED FROM OPERATIONS                    146,396    163,386

 Investments:
  Purchases of property, plant and equipment             (89,020)  (209,870)
  Proceeds from sale of property, plant
   and equipment                                           4,232      2,297
  Proceeds from sale of marketable securities          1,933,829  2,861,291
  Purchases of marketable securities                  (1,876,974)(2,812,600)
 (Increase)/decrease in other assets                       4,492    (16,653)
    NET CASH USED FOR INVESTMENTS                        (23,441)  (175,535)

 Financing:
  Increase in short-term loans                              959        7,811
  Increase in long-term debt                                809          338
  Decrease in long-term debt                             (4,724)        (385)
  Principal payments on capital leases                   (4,768)           -
  Cash dividends paid                                    (9,760)      (9,780)
  Purchase of treasury stock                            (35,043)     (24,979)
  Reissuance of treasury stock                            1,223        1,661
  Exercise of stock options                               2,997        3,326
    NET CASH USED FOR FINANCING                         (48,307)     (22,008)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   1,862       (7,728)

CASH AND CASH EQUIVALENTS, End of Period               $214,948     $122,403

 The accompanying notes are an integral part of these condensed consolidated financial statements.
                                    - 4 -


                              MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

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

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:
                                      Three Months Ended      Six Months Ended
                                         December 31,            December 31,
                                       2001        2000       2001       2000

Weighted average shares
 outstanding - basic                  194,636    195,440     194,931   195,542
Dilutive effect of stock options        1,611      2,420       1,584     2,458

Weighted average shares
 outstanding - diluted                196,247    197,860     196,515   198,000

(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                      Three Months Ended      Six Months Ended
                                         December 31,            December 31,
                                       2001        2000       2001       2000

Net income                          $  4,264   $ 67,834     $ 29,460  $132,356
Currency translation and
 other adjustments                   (54,969)   (15,146)     (10,750)  (50,443)
Total comprehensive income          $(50,705)  $ 52,688     $ 18,710  $ 81,913


                                       -5-
4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                            Dec. 31,  June 30,
                                                              2001      2001

Raw Materials                                              $  28,093  $ 33,729
Work in Process                                               77,403    87,776
Finished Goods                                                84,698    92,132

                                                            $190,194  $213,637

(5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Management operates the business by geographic segments. Information by geographic area is summarized in the following table:

As of and                              Inter-
for the Six            Customer        company         Total          Net           Identifiable
Months Ended:          Revenue         Revenue        Revenue        Income            Assets
December 31, 2001
United States        $  311,537      $   43,661     $  355,198     $   (859)         $  979,965
Americas (Non-US)        20,234             634         20,868          526              50,025
Far East North          177,345          64,931        242,276       17,808             450,787
Far East South          185,983          25,412        211,395       22,545             360,023
Europe                  151,788          14,092        165,880       (1,054)            396,371
Corporate and Other          26               -             26       (9,506)             91,528
Eliminations                  -        (148,730)      (148,730)           -            (236,811)
Total                $  846,913      $        -     $  846,913     $ 29,460          $2,091,888

December 31, 2000
United States        $  515,789      $   63,037     $  578,826     $ 60,977          $1,012,196
Americas (Non-US)        40,549           8,470         49,019           28              57,975
Far East North          281,062          99,021        380,083       49,163             568,126
Far East South          220,888          32,592        253,480       31,866             350,115
Europe                  196,911          31,774        228,685       14,242             429,944
Corporate and Other          45               -             45      (23,920)            164,386
Eliminations                  -        (234,894)      (234,894)           -            (281,506)
Total                $1,255,244      $        -     $1,255,244     $132,356          $2,301,236

                                       -6-


6)  Other items

During the second quarter of fiscal 2002, the Company recorded a pretax charge of $34.2 million ($25.3 million, net of tax benefit of $8.9 million) comprised of $18.7 million to reflect costs associated with a further reduction in the global work force of approximately 800 people, $10.0 million to reflect the lower current value of investments in other companies, and $5.5 million of asset write down costs related to operations being closed. Of the approximately 800 people included in the work force reduction, approximately 400 were directly involved in manufacturing operations and approximately 400 were involved in sales and administrative positions. Employment reductions of approximately 600 occurred during the second quarter of fiscal 2002, resulting in cash payments of $5.7 million. The remaining employment reductions will occur during the second half of fiscal 2002, and severance payments will continue for up to a year for certain individuals.

Pretax charges of $7.1 million were recorded in cost of sales, $15.6 million in selling, general and administrative expenses, and $11.5 million in other expenses. The charges relating to asset and investment write downs were credited to the respective items on the balance sheet, and the unpaid amounts relating to employment reductions were included in accrued expenses.

During the fourth quarter of fiscal 2001, the Company recorded a charge to reflect costs associated with a reduction in the global work force of approximately 950 people, write-off of slow-moving and excess inventories and asset write-offs related to operations being closed.

Pretax charges recorded in the fourth quarter of fiscal 2001 totaled $43.5 million ($30.3 million, net of tax benefit of $13.2 million) of which $16.4 million were recorded in cost of sales and $27.1 million in selling, general and administrative expenses.

The major components of the fiscal 2001 fourth quarter and fiscal 2002 second quarter charges, and the remaining accrual balance as of December 31, 2001 were as follows:

                                                                              Accrued
                          June       December       Cash         Assets      Balance at
                          2001         2001       Payments      Disposed     December 31,
(In thousands)           Charge       Charge        Made        and Other       2001
_______________         _________    _________    _________     _________     _________
Severance and other
  benefits              $27,690       $18,675     ($19,540)     ($ 2,374)      $24,451
Inventory write-offs     12,714             -            -       (12,520)          194
Asset write-offs          3,043        15,483            -       (14,822)        3,704
                        ________     _________    _________     _________     _________
     Total              $43,447       $34,158     ($19,540)     ($29,716)      $28,349


Also part of the fiscal 2002 second quarter charge is a one time positive tax planning adjustment related to operations being closed of $5.0 million.

7)  New accounting pronouncements

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" as of July 1, 2001. This statement requires the use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method. The Company has always used the purchase method when accounting for past business combinations and thus no change in procedures will be required going forward.

The Company has also adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. This statement changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test. Upon adoption, an initial testing of impairment is required. The required initial benchmark evaluation was performed as of July 1, 2001 resulting in no impairment in the value of the Company's goodwill and other intangible assets.

Comparative information on prior periods as if goodwill had not been amortized in those periods is as follows:



                                     For the Quarter       For the Six Months
                                    Ended December 31,     Ended December 31,
(In thousands except
 for EPS amounts)                    2001       2000        2001        2000

Reported net income               $  4,264    $67,834     $29,460     $132,356
Add back: Goodwill amortization          -      2,636           -        4,936
Adjusted net income               $  4,264    $70,470     $29,460     $137,292

Basic earnings per share:
 Reported net income              $   0.02    $  0.35     $  0.15     $   0.68
 Goodwill amortization                   -       0.01           -         0.02
 Adjusted net income              $   0.02    $  0.36     $  0.15     $   0.70

Diluted earnings per share:
 Reported net income              $   0.02    $  0.34     $  0.15     $   0.67
 Goodwill amortization                   -       0.02           -         0.02
 Adjusted net income              $   0.02    $  0.36     $  0.15     $   0.69


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

                              MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $416.5 million for the quarter ended
December 31, 2001, down 33.8 percent in US dollars and 32.8 percent in local currencies over the same period last year. For the six months ended
December 31, 2001, net revenues were $846.9 million compared with $1.25 billion in the corresponding period last year, declining 32.5 percent in US dollars and
30.6 percent in local currencies. The strengthening of the US dollar compared with other currencies caused net revenues to decrease $6.4 million and $24.5 million for the quarter and year-to-date periods, respectively.

Net revenue in the Americas region was down 42.0 percent in both US dollars and local currencies from the prior year quarter while year-to-date net revenue declined 40.3 percent in both US dollars and local currencies compared with a strong prior year period. Overall business appears stable based on revenues of the first two quarters of the current fiscal year and our projections for the third quarter, but at lower levels than last year. Telecom and data infrastructure markets remain challenging as well as fiber optics and high-speed cable.

Quarterly net revenue in the Far East North decreased 35.2 percent in US dollars and 29.4 percent in local currencies compared to the prior year. For the six months ended December 31, 2001, revenue declined 36.3 percent in US dollars and 28.9 percent in local currencies from last year. The decline in net revenue is the result of business conditions which remain extremely difficult in this region with the telecom and data infrastructure markets most severely impacted.

Far East South net revenue for the quarter was down 15.3 percent in US dollars and 13.7 percent in local currencies from the prior year. For the year-to-date period, revenue declined 16.4 percent in US dollars and 14.2 percent in local currencies from last year. The weakness in the personal computer, computer-peripheral and mobile product markets, while less pronounced in this region than others, is nonetheless consistent with the slowing in global demand for technology products occurring in the global electronics industry.

In Europe, net revenue decreased 30.8 percent in US dollars and 33.7 percent in local currencies from the prior year quarter. For the six months ended December 31, 2001, the revenue decline from the comparable prior year period was 28.6 percent in US dollars and 29.2 percent in local currencies. The region continues to be affected by the severe decline in telecom infrastructure, as well as lower demand in wireless communication, which began about seven months ago.

For the six months ended December 31, 2001, 63.2 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

During the second quarter of fiscal 2002, the Company recorded a pretax charge of $34.2 million ($25.3 million, net of tax benefit of $8.9 million) comprised of $18.7 million to reflect costs associated with a further reduction in the global work force of approximately 800 people, $10.0 million to reflect the lower current value of investments in other companies, and $5.5 million of asset write down costs related to operations being closed.

Gross profit as a percent of net revenue was 30.1 percent for the quarter ended December 31, 2001 compared to 38.3 percent last year. For the six months ended December 31, 2001, the gross profit percentage was 31.0 percent, down from 38.7 percent in the prior year period. The December 31, 2001, gross profit margins include $7.1 million of the charge taken in the quarter, primarily due to costs from the manufacturing related employment reductions. Gross profit margin is also down due to higher depreciation expenses and under utilization of factory capacity as a result of reduced demand. For the six-month period, depreciation expenses as a percent of net revenue were 11.1 percent compared with 6.9 percent last year. The impact from price erosion and a change in the product mix toward lower margin products was also a factor.

Selling and administrative expenses were $117.9 million and $220.9 million, respectively, for the quarter and six month period ended December 31, 2001 as compared with $146.6 million and $297.5 million, respectively, for the corresponding periods in the prior year. As a percent of net revenue, selling and administrative expenses for the quarter were 28.3 percent compared with

23.3 percent in the prior year, and for the year-to-date period were 26.1 percent compared with 23.7 percent in the prior year. The increases are mainly due to the inclusion in selling and administrative expenses of $15.7 million of the second quarter charge related to employment reductions in selling and administrative areas. Excluding the second quarter charge, selling and administrative expenses as a percent of net revenue for the quarter were 24.5 percent compared with 23.3 percent in the prior year, and for the year-to-date period were 24.2 compared with 23.7 percent last year. Also included in selling and administrative expenses are research and development expenditures, which for the six months ended December 31, 2001, increased as a percent of net revenue to 6.6 percent from 5.7 percent in the prior year period.

The foreign currency loss for the six months ended December 31, 2001 includes $1.4 million related to the asset write down costs for operations being closed.

Interest income, net of interest expense, was $0.9 million in the quarter ended December 31, 2001 compared with $1.2 million in the prior year and was $2.9 million for the six months ended December 31, 2001 as compared with $3.1 million a year ago. The year-to-date decline is primarily due to a lower level of short-term investments than in the prior year.

The effective tax rate was 213.5% for the quarter ended December 31, 2001 compared with 31.0 percent in the prior year period and was 6.0 percent for the six month period compared with 31.0 percent last year. Excluding the impact of the second quarter charge, the effective tax rate for the six-month period would have been 16.5 percent. The rate for the quarter and six-month period was affected by two positive tax adjustments. The first was a $5.0 million one time tax benefit related to operations being closed as a result of the fiscal 2002 second quarter charge. For the six-month period, this tax benefit reduced the effective tax rate by six percentage points. The second adjustment was a $1.4 million positive cumulative impact of adjusting the first quarter effective tax rate from 28 percent to 24 percent, consistent with the rate for the six months ended December 31, 2001 and the expected tax rate for the remainder of fiscal 2002. In addition to the impact of these two positive tax adjustments, the reduction in the effective tax rate was a result of a change in the mix of the Company's pretax earnings from higher rate jurisdictions in which the Company operates to lower rate jurisdictions, principally in the Far East South, as well as the ongoing global effort to reduce its income tax burden through a disciplined repatriation strategy and better planning.

Net income for the quarter was $4.3 million or 2 cents per basic and diluted share, compared with $67.8 million or 35 cents per basic and 34 cents per diluted share for the same quarter last fiscal year. Net income for the six months ended December 31, 2001 was $29.5 million or 15 cents per basic and diluted share, as compared with net income of $132.4 million or 68 cents per basic and 67 cents per diluted share, for the same period in the prior year. Currency translation decreased net income by $0.7 million for the quarter and by $2.4 million for the six-month period.

The change in comprehensive income in Note 3 is almost entirely due to foreign currency translation adjustments. During the quarter ended December 31, 2001, the US dollar was stronger versus the Japanese yen when compared with the prior year quarter but weaker versus this currency for the six month comparison with the prior year. This impact was partially offset by a slightly stronger Euro currency in both the quarter and six-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Molex continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while maintaining a relatively low level of debt. Working capital at December 31, 2001 was $556.1 million, compared with $517.8 million at June 30, 2001.

Net cash provided from operations was down from the prior year due to lower net income offset by a $69.5 million change in working capital. Accounts receivable and inventories were lower due to the reduced sales activity when compared with the prior year.

Net cash used for investments was $23.4 million compared with $175.5 million last year. Capital expenditures were $89.0 million, down from the prior year total of $209.9 million. Molex plans to invest approximately $175 million in capital expenditures and approximately $125 million in research and development during the fiscal year ending June 30, 2002.

Net cash used for financing activities was $48.3 million compared with $22.0 million in the prior period. During the six months ended December 31, 2001, the Company purchased an aggregate of 1,352,500 shares of treasury stock at an aggregate cost of $35.0 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $100 million of

Company stock during the current fiscal year. The Company also reduced outstanding debt by $4.7 million and had principal payments on capital leases of $4.8 million.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth based upon the current cash balances relative to the projected capital spending, stock buyback authorization and low level of debt.

OUTLOOK

The outlook for the remainder of fiscal 2002 remains challenging based on the uncertainty of the current worldwide economic conditions. Molex is actively managing its costs and has significantly improved its overall cost structure through the actions it has taken over the past three quarters. New product development also remains a high priority this fiscal year. Molex's global team has considerable experience in managing through difficult market conditions and is focused on maintaining profitability while developing the new products necessary to expand its market share. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

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

Interest rate exposure is principally limited to the $12.5 million of marketable securities owned by the Company and the company's $15.5 million of long-term debt. The securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations on the marketable securities. However, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments. The Company's long-term debt is generally at fixed rates and primarily consists of bank loans and mortgages. The company does not enter into derivative transactions (i.e. interest rate swaps) with respect to its long-term debt as the current interest expense on this debt is not deemed material to operations.

                          Part II - Other Information



Items 1-5. Not Applicable


Item  6.

     a.  Exhibits

          10  Material Contracts

            10.5  The 1998 Molex Incorporated Stock Option Plan
                  (as amended and restated)

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





Date  February 12, 2002                  /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  February 12, 2002                  /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel