Form 10-Q
period 2002-03-31
MOLEX INC
filed 2002-05-13
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended          March 31, 2002

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

               Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 2002:

                Common Stock             99,454,747 shares
                Class A Common Stock     93,974,024 shares
                Class B Common Stock         94,255 shares





                              MOLEX INCORPORATED
                                   FORM 10-Q
                                MARCH 31, 2002
                                     INDEX


                                                                     Page
	                                                             ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                       2
        March 31, 2002 and June 30, 2001

        Condensed Consolidated Statements of Income --                 3
        Three and Nine Months Ended March 31, 2002 and 2001

        Condensed Consolidated Statements of Cash Flows --             4
        Nine Months Ended March 31, 2002 and 2001

        Notes to Condensed Consolidated Financial Statements           5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  11

Item 3. Quantitative and Qualitative Disclosure About
        Market Risk                                                    16




                         PART II - OTHER INFORMATION                   17

                              MOLEX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In thousands)

             ASSETS                                 March 31,       June 30,
                                                      2002            2001
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  229,692     $  138,438
 Marketable securities                                 14,165         69,394
 Accounts receivable - net                            355,806        415,798
 Inventories                                          176,089        213,637
 Other current assets                                  51,077         54,598

   Total current assets                               826,829        891,865

PROPERTY, PLANT AND EQUIPMENT - NET                 1,035,775      1,092,567

GOODWILL                                              157,529        156,697

OTHER ASSETS                                           57,382         72,498

                                                   $2,077,515     $2,213,627

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  133,095     $  178,035
 Accrued expenses                                     116,788        148,934
 Other current liabilities                             12,029         47,137

   Total current liabilities                          261,912        374,106

DEFERRED ITEMS                                          8,806          8,398
ACCRUED POSTRETIREMENT BENEFITS                        41,523         37,660
LONG-TERM DEBT                                         14,852         19,351
OBLIGATIONS UNDER CAPITAL LEASES                        4,401          6,114
MINORITY INTEREST                                       2,388          2,358

SHAREHOLDERS' EQUITY
 Common stock                                          10,618         10,597
 Paid-in capital                                      306,283        289,683
 Retained earnings                                  1,914,999      1,880,450
 Treasury stock                                      (341,646)      (281,469)
 Deferred unearned compensation                       (27,892)       (28,407)
 Cumulative translation and
   other adjustments                                 (118,729)      (105,214)

   Total shareholders' equity                       1,743,633      1,765,640

                                                   $2,077,515     $2,213,627


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - In thousands except per share data)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                       March 31,               March 31,
                                   2002       2001         2002       2001

NET REVENUE                      $408,307   $599,801   $1,255,220 $1,855,045

COST OF SALES                     276,035    380,765      860,299  1,150,470
 Gross Profit                     132,272    219,036      394,921    704,575

OPERATING EXPENSES:
 Selling                           34,442     45,458      108,971    144,884
 Administrative                    72,654     90,826      219,064    288,936
  Total Operating Expenses        107,096    136,284      328,035    433,820

 Income from Operations            25,176     82,752       66,886    270,755

OTHER INCOME:
 Impairment charge on investments
   in other companies              (2,570)         -      (12,570)    (2,763)
 Foreign currency transaction
   gain/(loss)                        (22)       998         (302)     3,496
 Interest income, net               1,148      1,094        4,046      4,203
 Other income/(expense)             2,147        949         (809)     2,190

   Total Other Income/(Loss)          703      3,041       (9,635)     7,126

INCOME BEFORE INCOME TAXES         25,879     85,793       57,251    277,881

INCOME TAX EXPENSE                  6,196     25,058        8,108     84,790

NET INCOME                       $ 19,683   $ 60,735   $   49,143 $  193,091

EARNINGS PER COMMON SHARE:
  BASIC                             $0.10      $0.31        $0.25      $0.99
  DILUTED                           $0.10      $0.31        $0.25      $0.98

CASH DIVIDENDS PER COMMON SHARE    $0.025     $0.025       $0.075     $0.075

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC         194,034    195,360      194,636    195,491
                    DILUTED       195,793    197,380      196,231    197,763


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)
                                                          NINE MONTHS ENDED
                                                              March 31,
                                                          2002       2001

CASH AND CASH EQUIVALENTS, Beginning of Period          $138,438   $164,288
CASH AND CASH EQUIVALENTS PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              49,143    193,091
  Add (deduct) non-cash items included in net income:
    Depreciation and amortization                        166,379    156,653
    Amortization of deferred unearned compensation         8,501      7,621
    Impairment charge on investments in other companies   12,570      2,763
    Fixed asset write downs included in special charges    3,652          -
    (Gain)/Loss on sale of property, plant and equipment   1,343      1,964
    Deferred income taxes                                   (883)     1,385
    Other charges to net income                             (176)    (1,941)

  Current items:
   Accounts receivable                                    57,108     (6,356)
   Inventories                                            37,133    (35,402)
   Other current assets                                    3,401     (4,578)
   Accounts payable                                      (41,938)   (47,856)
   Accrued expenses                                      (20,284)    15,352
   Other current liabilities                             (41,639)   (21,547)

    NET CASH PROVIDED FROM OPERATIONS                    234,310    261,149

 Investments:
  Purchases of property, plant and equipment            (127,013)  (297,994)
  Proceeds from sale of property, plant and equipment      1,252      2,247
  Proceeds from sale of marketable securities          3,654,201  3,615,309
  Purchases of marketable securities                  (3,598,972)(3,566,378)
  (Increase)/decrease in other assets                     12,818    (12,987)

    NET CASH USED FOR INVESTMENTS                        (57,714)  (259,803)

 Financing:
  Decrease in short-term loans                              (286)         -
  Increase in long-term debt                                 318         52
  Decrease in long-term debt                              (4,818)      (383)
  Principal payments on capital leases                    (7,108)         -
  Cash dividends paid                                    (14,620)   (14,668)
  Purchase of treasury stock                             (60,134)   (31,136)
  Reissuance of treasury stock                               964      1,771
  Exercise of stock options                                4,412      7,113

    NET CASH USED FOR FINANCING                          (81,272)   (37,251)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   (4,070)    (8,820)
CASH AND CASH EQUIVALENTS, End of Period                $229,692   $119,563


 The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     - 4 -



                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

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

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:
                                  Three Months Ended     Nine Months Ended
                                       March 31,              March 31,
                                   2002         2001      2002         2001
Weighted average shares
 outstanding - basic               194,034    195,360    194,636     195,491
Dilutive effect of
 stock options                       1,759      2,020      1,595       2,272

Weighted average shares
 outstanding - diluted             195,793    197,380    196,231     197,763



(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:

                                  Three Months Ended     Nine Months Ended
                                       March 31,              March 31,
                                   2002         2001      2002         2001

Net income                        $ 19,683   $ 60,735    $49,143    $193,091
Currency translation and
 other adjustments                  (2,765)   (43,519)   (13,515)    (93,962)

Total comprehensive income        $ 16,918   $ 17,216    $35,628   $  99,129

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, in thousands of dollars, consist of the following:

                                                 March 31,     June 30,
                                                   2002          2001

Raw Materials                                   $  24,766     $  33,729
Work in Process                                    71,264        87,776
Finished Goods                                     80,059        92,132

                                                 $176,089      $213,637



(5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Management operates the business by geographic segments. Information by geographic area is summarized in the following table:

As of and                            Inter-
for the Nine            Customer     company      Total           Net      Identifiable
Months Ended:           Revenue      Revenue     Revenue         Income       Assets
March 31, 2002
United States        $  492,572   $   58,078    $  550,650    $   12,090    $  963,452
Americas (Non-US)         6,612       10,517        17,129          (202)       74,648
Far East North          255,520       90,317       345,837        24,207       449,290
Far East South          275,348       37,484       312,832        35,046       381,836
Europe                  225,121       20,152       245,273         1,045       396,950
Corporate and Other          47            -            47       (23,043)       82,251
Eliminations                  -     (216,548)     (216,548)            -      (270,912)
Total                $1,255,220   $        -    $1,255,220    $   49,143    $2,077,515

March 31, 2001
United States        $  773,370   $   97,324    $  870,694    $   91,052    $1,007,931
Americas (Non-US)        55,807       10,955        66,762          (434)       57,990
Far East North          396,474      139,357       535,831        64,612       514,283
Far East South          317,994       45,476       363,470        43,988       348,359
Europe                  311,332       42,898       354,230        22,471       416,850
Corporate and Other          68            -            68       (28,598)      152,202
Eliminations                  -     (336,010)     (336,010)            -      (257,225)
Total                $1,855,045   $        -    $1,855,045    $  193,091    $2,240,390


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

The major components of the fiscal 2001 fourth quarter and fiscal 2002 second quarter charges, and the remaining accrual balance as of March 31, 2002 were as follows:


                                                                      Accrued
                       June      December      Cash       Assets     Balance at
                       2001        2001      Payments    Disposed     March 31,
(In thousands)        Charge      Charge       Made      and Other      2002
_______________      _________   _________   _________   _________   _________
Severance and other
 benefits             $27,690     $18,675    ($27,438)   ($ 3,201)    $15,726
Inventory write-offs   12,714           -           -     (12,714)          -
Asset write-offs        3,043      15,483           -     (14,984)      3,542
                     _________   _________   _________   _________   _________
     Total            $43,447     $34,158    ($27,438)   ($30,899)    $19,268


In addition, during the second quarter of fiscal 2002, a one time positive tax planning adjustment related to operations being closed of $5.0 million was recorded.


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

Comparative information on prior periods as if goodwill had not been amortized in those periods is as follows:

                                   For the Quarter    For the Nine Months
                                   Ended March 31,      Ended March 31,
(In thousands except
 for EPS amounts)                  2002       2001       2002      2001

Reported net income               $ 19,683   $60,735   $49,143  $193,091
Add back: Goodwill amortization          -     2,561         -     7,497

Adjusted net income               $ 19,683   $63,296   $49,143  $200,588

Basic earnings per share:
 Reported net income              $   0.10   $  0.31   $  0.25  $   0.99
 Goodwill amortization                   -      0.01         -      0.04
 Adjusted net income              $   0.10   $  0.32   $  0.25  $   1.03

Diluted earnings per share:
 Reported net income              $   0.10   $  0.31   $  0.25  $   0.98
 Goodwill amortization                   -      0.01         -      0.03
 Adjusted net income              $   0.10   $  0.32   $  0.25  $   1.01


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


8) Subsequent event

On April 30, 2002, Sheldahl, Inc. filed a voluntary petition for Chapter 11 reorganization with the US Bankruptcy Court and indicated its intention to sell substantially all of its assets as part of the reorganization. Sheldahl is a supplier to the Company and the Company currently holds subordinated, secured and unsecured notes receivable from Sheldahl. The Company also has invested in the common and preferred shares of Sheldahl in previous years.

Over the past two fiscal years, the Company has recognized the deteriorating financial position of Sheldahl and has recorded impairment charges against its cost-basis investment whenever management believed that its investment in Sheldahl had permanently declined in value. At this time, the Company is unable to determine what impact, if any, the bankruptcy filing by Sheldahl will have on the recoverability of the Sheldahl subordinated secured and unsecured notes receivable that it holds or its remaining investment in Sheldahl. However, in the event of a liquidation of Sheldahl, the Company feels the previously recorded impairment charges and the remaining security position it holds are such that liquidation of Sheldahl would not have a material effect on the Company's financial statements.

Subsequent to the bankruptcy filing, the Company has provided Sheldahl with $500,000 of debtor-in-posession financing. In addition, the bankruptcy filing indicated that the Company along with two other Sheldahl investors may try to acquire the assets of Sheldahl as part of the reorganization.

                              MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $408.3 million for the quarter ended March 31, 2002, down 31.9 percent in US dollars and 29.8 percent in local currencies over the same period last year. For the nine months ended March 31, 2002, net revenues were $1.26 billion compared with $1.86 billion in the corresponding period last year, declining 32.3 percent in US dollars and 30.3 percent in local currencies. The strengthening of the US dollar compared with other currencies caused a decrease in net revenues to $12.8 million and $37.3 million for the quarter and year-to-date periods, respectively.

Net revenue in the Americas region was down 38.6 percent in both US dollars and local currencies from the prior year quarter while year-to-date net revenue declined 39.7 percent in both US dollars and local currencies compared with a strong prior year period. The telecom infrastructure and fiber optics markets have been challenging throughout this fiscal year. However, the increased level of bookings seen in several other markets of this region drives our expectations of sequential improvements going forward.

Quarterly net revenue in the Far East North decreased 33.5 percent in US dollars and 26.6 percent in local currencies compared to the prior year. For the nine months ended March 31, 2002, revenue declined 35.5 percent in US dollars and 28.2 percent in local currencies from last year. Although business conditions have been extremely difficult in this region during the fiscal year, we are seeing improvements in the level of orders in the telecom and data infrastructure markets.

Far East South net revenue for the quarter was down 7.8 percent in US dollars and 5.4 percent in local currencies from the prior year. For the year-to-date period, revenue declined 13.8 percent in US dollars and 11.5 percent in local currencies from last year. While this region has been impacted by the slowing in global demand for technology products throughout the fiscal year, results are improving due to proactive cost control, customers moving manufacturing to the region, and a recent strength in demand experienced in the personal computer, computer-peripheral and mobile products markets.

In Europe, net revenue decreased 37.8 percent in US dollars and 35.3 percent in local currencies from the prior year quarter. For the nine months ended
March 31, 2002, the revenue decline from  the comparable prior year period was
31.8 percent in US dollars and 31.4 percent in local currencies. The region shows signs of improvement based upon the level of new orders during the quarter, but at a slower rate due to the continued low demand in the telecom infrastructure market that has impacted the region during this fiscal year.

For the nine months ended March 31, 2002, 60.8 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its currency exposure in each country and continues to implement defensive strategies to respond to changing economic environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

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

Gross profit as a percent of net revenue was 32.4 percent for the quarter ended March 31, 2002 compared with 36.5 percent last year. For the nine months ended March 31, 2002, the gross profit percentage was 31.5 percent, down from
38.0 percent in the prior year period. The fiscal 2002 nine-month gross profit margin includes $7.1 million of the second quarter charge taken primarily due to costs from the manufacturing related employment reductions. Gross profit margin is also down due to higher depreciation expenses and under utilization of factory capacity as a result of reduced demand. For the nine-month period, depreciation expenses as a percent of net revenue were 12.9 percent compared with 8.0 percent last year. The impact from price erosion and a change in the product mix toward lower margin products was also a factor in the reduction of gross profit.

Selling and administrative expenses were $107.1 million and $328.0 million, respectively, for the quarter and nine month period ended March 31, 2002 as compared with $136.3 million and $433.8 million, respectively, for the corresponding periods in the prior year. As a percent of net revenue, selling and administrative expenses for the quarter were 26.2 percent compared with
22.7 percent in the prior year, and for the year-to-date periods were 26.1 percent compared with 23.4 percent in the prior year. The year-to-date increase is mainly due to the inclusion in selling and administrative expenses of $15.7 million of the second quarter charge related to employment reductions in selling and administrative areas. Excluding the second quarter charge, selling and administrative expenses as a percent of net revenue for the year-to-date period were 24.9 percent. Also included in selling and administrative expenses are research and development expenditures, which for both the quarter and nine months ended March 31, 2002, increased as a percent of net revenue to 6.7 percent from 5.7 percent in both respective prior year periods.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets" as of July 1, 2001. This statement changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill amortization included in selling, general and administrative expenses for the three and nine months ended March 31, 2001 was $2.6 million and $7.5 million, respectively.

The Company recorded a $2.6 million impairment charge on certain available-for-sale securities during the third quarter of fiscal 2002 based on depressed market values which are expected to be permanent.

The foreign currency loss for the nine months ended March 31, 2002 includes $1.4 million related to the recognition of accumulated foreign currency losses for operations being closed.

Interest income, net of interest expense, was $1.1 million in both quarters ended March 31, 2002 and March 31, 2001 and was $4.0 million for the nine months ended March 31, 2002 as compared with $4.2 million a year ago.

The effective tax rate was 24.0% for the quarter ended March 31, 2002 compared with 29.0 percent in the prior year period and was 14.1 percent for the nine month period compared with 30.4 percent last year. The rate for the nine-month period was affected by a $5.0 million one time tax benefit related to operations being closed as a result of the fiscal 2002 second quarter charge. For the nine-month period, this tax benefit and the tax impact of the second quarter charge reduced the effective tax rate by almost ten percentage points. In addition to the impact of the positive tax adjustment, the reduction in the effective tax rate versus the prior year was a result of a change in the mix of the Company's pretax earnings from higher rate jurisdictions in which the Company operates to lower rate jurisdictions, principally in the Far East South, as well as the ongoing global effort to reduce its income tax burden through a disciplined repatriation strategy and better planning.

Net income for the quarter was $19.7 million or 10 cents per basic and diluted share, compared with $60.7 million or 31 cents per basic and diluted share for the same quarter last fiscal year. Net income for the nine months ended March 31, 2002 was $49.1 million or 25 cents per basic and diluted share, as compared with net income of $193.1 million or 99 cents per basic and 98 cents per diluted share, for the same period in the prior year. Currency translation decreased net income by $0.8 million for the quarter and by $3.1 million for the nine-month period.

The change in comprehensive income in Note 3 is almost entirely due to foreign currency translation adjustments. During the quarter and nine months ended March 31, 2002, the US dollar was weaker versus the Japanese yen when compared with the prior year. This impact was partially offset by a slightly stronger Euro currency in the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Molex continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while maintaining a relatively low level of debt. Working capital at March 31, 2002 was $564.9 million, compared with $517.8 million at June 30, 2001.

Net cash provided from operations was down from the prior year due to lower net income offset by a $94.2 million change in working capital. Accounts receivable and inventories were lower due to the reduced sales activity when compared with the prior year.

Net cash used for investments was $57.7 million compared with $259.8 million last year. Capital expenditures were $127.0 million, down from the prior year total of $298.0 million. Molex plans to invest approximately $170 million in capital expenditures and approximately $111 million in research and development during the fiscal year ending June 30, 2002.

Net cash used for financing activities was $81.3 million compared with $37.3 million in the prior period. During the nine months ended March 31, 2002, the Company purchased an aggregate of 2,237,000 shares of treasury stock at an aggregate cost of $60.1 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $100 million of Company stock during the current fiscal year. The Company also reduced outstanding debt by $4.8 million and had principal payments on capital leases of $7.1 million.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its continued growth based upon the current cash balances relative to the projected capital spending, stock buyback authorization and low level of debt.

OUTLOOK

While the Company is seeing positive signs of economic recovery in the industry, that visibility is limited and so the outlook for the remainder of fiscal 2002 remains cautious. Molex is actively managing its costs and has significantly improved its overall cost structure through the actions it has taken over the past three quarters. New product development remains a high priority this fiscal year. Molex's global team has considerable experience in managing through difficult market conditions and is focused on maintaining profitability while developing the new products necessary to expand its market share. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

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

Interest rate exposure is principally limited to the $14.2 million of marketable securities owned by the Company and the Company's $14.9 million of long-term debt. The securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations on the marketable securities. However, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments. The Company's long-term debt is generally at fixed rates and primarily consists of bank loans and mortgages. The company does not enter into derivative transactions (i.e. interest rate swaps) with respect to its long-term debt as the current interest expense on this debt is not deemed material to operations.

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





Date   May 13, 2002                     /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Corporate Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date   May 13, 2002                     /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel