Form 10-K
period 2002-06-30
MOLEX INC
filed 2002-09-20
CIK 67472

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 2002    Commission File Number 0-7491

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

On August 30, 2002, the following numbers of shares of the Company's common stock were outstanding:

      Common Stock                    99,700,650
      Class A Common Stock            93,455,752
      Class B Common Stock                94,255

The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $1.86 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2002, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 25, 2002 are incorporated by reference into Part III of this report.

Index to Exhibits listed on Pages 18 through 19.


                               TABLE OF CONTENTS


Part I                                                              Page

   Item 1.   Business                                                3
   Item 2.   Properties                                              8
   Item 3.   Legal Proceedings                                       9
   Item 4.   Submission of Matters to a Vote of Security Holders     9


Part II

   Item 5.   Market for the Registrant's Common Equity and           9
               Related Stockholder Matters
   Item 6.   Selected Financial Data                                10
   Item 7.   Management's Discussion and Analysis of Financial      10
               Condition and Results of Operations
   Item 7a.  Quantitative and Qualitative Disclosures About         10
               Market Risk
   Item 8.   Financial Statements and Supplementary Data            10
   Item 9.   Changes in and Disagreements with Accountants on       10
               Accounting and Financial Disclosure

Part III

   Item 10.  Directors and Executive Officers of the Registrant     11
   Item 11.  Executive Compensation                                 13
   Item 12.  Security Ownership of Certain Beneficial Owners        13
               and Management and Related Stockholder Matters
   Item 13.  Certain Relationships and Related Transactions         13

Part IV

   Item 14.  Exhibits, Financial Statement Schedule, and Reports    14
               on Form 8-K

Independent Auditors' Report on Schedule                            16
Schedule II - Valuation and Qualifying Accounts                     17
Index to Exhibits                                                   18
Signature Page                                                      20
Certifications                                                      21






                                     PART I



Item 1 - Business


                     General Development of the Business

Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.

                     General Description of the Business

Molex is a leading manufacturer of electronic components, including electrical and fiber optic interconnection products and systems, switches, value-added assemblies and application tooling. The Company operates 55 plants in 19 countries and employs 16,640 people worldwide. In fiscal 2002, products manufactured and sold outside the U.S. generated 61% of sales.

Molex serves original equipment manufacturers in industries that include automotive, business equipment, computer, computer peripheral, consumer products, industrial equipment, premises wiring and telecommunications. The Company offers more than 100,000 products to customers, primarily through direct sales people and authorized distributors. The worldwide market for electronic connectors, cable assemblies and backplanes is estimated at $25.6 billion. Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

Molex conducts business in one industry segment: the manufacture and sale of electrical components. The Company designs, manufactures, and distributes electrical and electronic devices such as terminals, connectors, planar cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes and mechanical and electronic switches. Crimping machines and terminal inserting equipment (known as "application tooling") are offered on a lease or purchase basis to the Company's customers for the purpose of applying the Company's components to the customers' products. Molex products are designed for use in a broad range of electrical and electronic applications as set forth below:





                        Percentage of
                         Fiscal 2002
      Market             Net Revenue       Products

Computers                    34%           Computers, peripheral equipment,
                                           copiers, printers and scanners

Telecommunications           21%           Networking equipment, switches,
                                           transmission equipment, and cellular
                                           and mobile products

Consumer Products            17%           Televisions, HDTV, CD players,
                                           video/electronic equipment,
                                           electronic games, microwave ovens,
                                           refrigeration, washers, dryers,
                                           and dishwashers

Automotive                   18%           Engine control units, adaptive
                                           breaking systems, panel
                                           instrumentation, and other
                                           automotive electronics

Industrial                    6%           Factory automation, robotics,
                                           instrumentation and process
                                           controllers, electrical power
                                           equipment and transportation
                                           equipment

Other                         4%           Miscellaneous





The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including AT&T, Canon, Cisco, Compaq, Delphi, Hewlett Packard, IBM, Lucent, Matsushita, Motorola, Nokia, Philips, Sony, Tellabs, Thomson, Toshiba, Visteon and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 2002, 2001 or 2000. While its customers generally make purchasing decisions on a decentralized basis, Molex believes that, due to its financial strength and product development capabilities, it has and will continue to benefit from the trend of many of its customers toward the use of fewer vendors.



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

Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 55 manufacturing facilities in 19 countries on six continents.

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


                               Patents/Trademarks

As of June 30, 2002, the Company owned 792 United States patents and had 172 patent applications on file with the United States Patent Office. The Company also has 1,925 corresponding patents issued and 2,657 applied for in other countries as of June 30, 2002. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.



                                    Backlog

The backlog of unfilled orders at June 30, 2002 was approximately $203.5 million; this compares to $269.4 million at June 30, 2001. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                            Research and Development

Molex incurred total research and development costs of $111.8 million in 2002, $134.6 million in 2001, and $128.8 million in 2000. The Company incurred costs relating to obtaining patents of $4.6 million in 2002, $6.7 million in 2001, and $5.9 million in 2000 which are included in total research and development costs. The Company's policy is to charge these costs to operations as incurred.













                                   Compliance

The Company believes it is in full compliance with federal, state and local regulations pertaining to environmental protection. The Company does not anticipate that the costs of compliance with such regulations will have a material effect on its capital expenditures, earnings or competitive position.



                                   Employees

As of June 30, 2002, the Company employed 16,640 people worldwide. The Company believes its relations with its employees are favorable.


                           International Operations

The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 2002 was approximately 61% of consolidated net revenue.

The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 12 on page 47 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

























Item 2 - Properties



Molex owns and leases manufacturing, warehousing and office space in several locations around the world. The total square footage of these facilities is presented below:



                   Owned           Leased          Total
                 6,479,802         421,579       6,901,381

The leases are of varying terms with expirations ranging from fiscal 2003 through fiscal 2017. The leases in aggregate are not considered material to the financial position of the Company.

The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.

A listing of principal manufacturing facilities is presented below:



Australia                  Italy                   Singapore
 Melton, Victoria           Padova                  Jurong Town

Brazil                     Japan                   Slovakia
 Manaus                     Kagoshima (3)           Kechnec
 Sao Paulo                  Okayama
                            Shizuoka               Taiwan
China (P.R.C.)              Tochigi                 Taipei
 Dongguan (2)               Yamato
 Shanghai                                          Thailand
 Dalian                    Malaysia                 Bangpakong
                            Perai, Penang
England                                            United States
 Farnham                   Mexico                   Maumelle, Arkansas (2)
                            Guadalajara             Camden, Arkansas
Germany                     Nogales                 Pinellas Park, Florida
 Biberach                                           St. Petersburg, Florida
 Ettlingen                 Poland                   Bolingbrook, Illinois
                            Tczew                   Downers Grove, Illinois (3)
India                       Sulencin                Lincoln, Nebraska (3)
 Bangalore                                          Naperville, Illinois (2)
 Gandhinagar               Puerto Rico              Mooresville, Indiana
                            Ponce                   Auburn Hills, Michigan (2)
Ireland                                             Gilford, New Hampshire
 Millstreet                Republic of Korea
 Shannon (2)                Ansan City (2)
 Ennis                      Gwang-Ju




Item 3 - Legal Proceedings

None deemed material to the Company's financial position or consolidated results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None.



                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters

    	Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange. The information set forth under the caption "Fiscal 2002, 2001, and 2000 by Quarter (Unaudited)" on page 48 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

    	The following table presents quarterly dividends per common share for the last two fiscal years.
                                                            Class A
                           Common Stock                  Common Stock
                     -------------------------     -------------------------
                     Fiscal 2002   Fiscal 2001     Fiscal 2002   Fiscal 2001
Quarter Ended -      -----------   -----------     -----------   -----------
  September 30,        $0.0250       $0.0250         $0.0250       $0.0250
  December 31,          0.0250        0.0250          0.0250        0.0250
  March 31,             0.0250        0.0250          0.0250        0.0250
  June 30,              0.0250        0.0250          0.0250        0.0250
                     -----------   -----------     -----------   -----------
            Total      $0.1000       $0.1000         $0.1000       $0.1000
                     -----------   -----------     -----------   -----------


Cash dividends on Common Shares have been paid every year since 1977.

A description of the Company's Common Stock appears in footnote 3 on page 39 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.








Item 6 - Selected Financial Data

The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years in the period ended June 30, 2002) on page 26 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 27 through 31 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 31 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The following consolidated financial statements of the Company set forth on pages 33 through 47 of the 2002 Annual Report to Shareholders and the independent auditors' report set forth on page 32 of the 2002 Annual Report to Shareholders are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated Balance Sheets - June 30, 2002 and 2001
     Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000
     Consolidated Statements of Shareholders' Equity for the years ended
      June 30, 2002, 2001 and 2000
     Consolidated Statements of Cash Flows for the years ended June 30, 2002,
      2001 and 2000
     Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 2002, 2001, and 2000 by Quarter (Unaudited)" on page 48 of the 2002 Annual Report to Shareholders, is incorporated herein by reference.



Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                     PART III

Item 10 - Directors and Executive Officers of the Registrant

The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 25, 2002 (the "Company's 2002 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished below.

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


                                                                        Year
                                                                      Employed
                           Positions Held with Registrant                by
Name                       During the Last Five Years  (a)    Age    Registrant
-----------------------    -------------------------------   -----   ----------

Frederick A. Krehbiel(b)   Co-Chairman (1999-); Co-Chief       61      1965(c)
                           Executive Officer (1999-2001);
                           Chairman (1993-1999) and Chief
                           Executive Officer (1988-1999).

John H. Krehbiel, Jr.(b)   Co-Chairman (1999-); Co-Chief       65      1959(c)
                           Executive Officer (1999-2001);
                           President (1975-1999) and Chief
                           Operating Officer (1996-1999).

J. Joseph King             Vice Chairman and  Chief            58      1975
                           Executive Officer (2001-);
                           President and Chief Operating
                           Officer (1999-2001); Executive
                           Vice President (1996-1999)

Martin P. Slark            President and Chief Operating       47      1976
                           Officer (2001-); Executive
                           Vice President (1999-2001);
                           Corporate Vice President
                           (1990-1999) and  Regional President,
                           Americas (1996-1998);


Robert B. Mahoney          Corporate Vice President,           49      1995
                           Treasurer and Chief Financial
                           Officer (1996-).




                                                                        Year
                                                                      Employed
                           Positions Held with Registrant                by
Name                       During the Last Five Years  (a)    Age    Registrant
-----------------------    -------------------------------   -----   ----------

Ronald L. Schubel          Executive Vice President (2001-)    59      1981
                           and Regional President, Americas
                           (1998-);Corporate Vice President
                           (1982-2001); Regional President,
                           Far East South (1994-1998).

James E. Fleischhacker     Executive Vice President (2001-);   58      1984
                           Corporate Vice President (1994-
                           2001); Regional President, Far
                           East South (1998-2001); Divisional
                           President, DataCom Division-Americas
                           (1989-1998).

Werner W. Fichtner         Corporate Vice President            59      1981
                           (1987-) and  Regional President,
                           Europe (1981-).

Goro Tokuyama              Corporate Vice President            68      1985
                           (1990-), Regional President,
                           Far East North (1988-), and
                           President of Molex Japan Co.,
                           Ltd. (1985-).

Kathi M. Regas             Corporate Vice President (1994-);   46      1985

Louis A. Hecht             Corporate Secretary (1977-) and     58      1974
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










Item 11 - Executive Compensation

The information under the caption "Executive Compensation" in the Company's 2002 Proxy Statement is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

The information under the captions "Security Ownership of Management and of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Company's 2002 Proxy Statement is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

The information under the captions "Election of Directors," "Indebtedness of Management" and "Security Ownership of Management and of Certain Beneficial Owners" in the Company's 2002 Proxy Statement is herein incorporated by reference.





























                                    PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  1. Financial Statements

The following consolidated financial statements contained in the Company's 2002 Annual Report to Shareholders have been incorporated by reference in
Item 8.

                                                          Page(s) in
                                                         Annual Report
                Item                                    to Shareholders

Independent Auditors' Report                                    32

Consolidated Balance Sheets - June 30, 2002
and 2001                                                        33

Consolidated Statements of Income - for
the years ended June 30, 2002, 2001 and 2000           	        34

Consolidated Statements of Shareholders' Equity -
for the years ended June 30, 2002, 2001 and 2000       	        35

Consolidated Statements of Cash Flows - for the
years ended June 30, 2002, 2001 and 2000               	        36

Notes to Consolidated Financial Statements                     37-47

Fiscal 2002, 2001 and 2000 by Quarter (Unaudited)               48

(a)  2. Financial Statement Schedule
                                                            Page in the
                                                             Form 10-K

Independent Auditors' Report				        16


Schedule II - Valuation and Qualifying Accounts                 17






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


(b)  Reports on Form 8-K

Molex filed no reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended June 30, 2002.






























INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated July 23, 2002; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP




Chicago, Illinois
July 23, 2002










                              Molex Incorporated
              Schedule II - Valuation and Qualifying Accounts
             For the Years Ended June 30, 2002, 2001, and 2000


                           Balance at                                                       Balance
Allowance for Losses       Beginning       Charged to     Accounts      Translation         at End
and Adjustments:           of Period         Income      Written Off    Adjustments        of Period
_________________          _________       _________      _________      __________        ________

 2002

    Receivables             $19,741         $   237        ($ 1,593)      $   307           $18,692

    Inventories              67,445          19,418         (44,292)        4,346            46,917

 2001

    Receivables             $23,712        ($   634)       ($ 1,329)     ($ 2,008)          $19,741

    Inventories              49,148          41,305         (20,066)      ( 2,942)           67,445


 2000

    Receivables             $19,215         $ 5,197        ($ 1,142)      $   442           $23,712

    Inventories              29,151          21,505          (3,750)        2,242            49,148



















                      MOLEX INCORPORATED EXHIBIT INDEX
Exhibit
Number            Exhibit

  3               3.1  Certificate of Incorporation
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

                  10.2   The 1990 Molex Incorporated
                         Executive Stock Bonus Plan
                         (as amended)(incorporated by reference
                         to 1998 Form 10-K, Exhibit 10.2)

                  10.3   The 1990 Molex Incorporated
                         Stock Option Plan (as amended)
                         (incorporated by reference
                         to 1998 Form 10-K, Exhibit 10.3)

                  10.4   The 1991 Molex Incorporated Incentive
                         Stock Option Plan (as amended) (incorporated by reference to 1999 Form 10-K, Exhibit 10.4)

                  10.5   The 1998 Molex Incorporated
                         Stock Option Plan (incorporated by reference to 1999 Form 10-K, Exhibit 10.5)

                  10.6   The 2000 Molex Incorporated
                         Incentive Stock Option Plan (incorporated by reference to 2001 Form 10-K, Exhibit 10.6)

                  10.7   The 2000 Molex Incorporated
                         Executive Stock Bonus Plan (as amended)
                         (incorporated by reference to 2001 Form
                         10-K, Exhibit 10.7)

                  10.8   The 2000 Molex Incorporated
                         Long-Term Stock Plan (incorporated by
                         reference to 2001 Form 10-K, Exhibit 10.8)

Exhibit
Number            Exhibit


 13               Molex Incorporated Annual report to
                  Shareholders for the year ended
                  June 30, 2002.  (Such report, except
                  to the extent incorporated herein by
                  reference, is being furnished for the
                  information of the Securities and
                  Exchange Commission only and is not
                  to be deemed filed as a part of this
                  annual report on Form 10-K)





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

September 20, 2002                           /S/ ROBERT B. MAHONEY

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

September 20, 2002                           /S/ F. A. KREHBIEL
                                                 F. A. Krehbiel
                                                 Co-Chairman of the Board

September 20, 2002                           /S/ J. H. KREHBIEL, JR.
                                                 J. H. Krehbiel, Jr.
                                                 Co-Chairman of the Board

September 20, 2002                           /S/ J. JOSEPH KING
                                                 J. Joseph King
                                                 Vice Chairman and
                                                  Chief Executive Officer
                                                 Director

September 20, 2002                           /S/ MARTIN P. SLARK
                                                 Martin P. Slark
                                                 President and Chief Operating
                                                  Officer
                                                 Director

September 20, 2002                           /S/ ROBERT B. MAHONEY
                                                 Robert B. Mahoney
                                                 Corporate Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer

September 20, 2002                           /S/ F. L. KREHBIEL
                                                 F. L. Krehbiel
                                                 Director

September 20, 2002                           /S/ MICHAEL J. BIRCK
                                                 Michael J. Birck
                                                 Director

September 20, 2002                           /S/ DOUGLAS K. CARNAHAN
                                                 Douglas K. Carnahan
                                                 Director

September 20, 2002                           /S/ EDGAR D. JANNOTTA
                                                 Edgar D. Jannotta
                                                 Director

September 20, 2002                           /S/ DONALD G. LUBIN
                                                 Donald G. Lubin
                                                 Director

September 20, 2002                           /S/ MASAHISA NAITOH
                                                 Masahisa Naitoh
                                                 Director

September 20, 2002                           /S/ DR. ROBERT J. POTTER
                                                 Dr. Robert J. Potter
                                                 Director



                                  CERTIFICATIONS



     I, J. Joseph King, Vice Chairman and Chief Executive Officer of Molex Incorporated, certify that:

  1.   I have reviewed this annual report on Form 10-K of Molex Incorporated;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


  Date:   September 20, 2002                    /S/  J. JOSEPH KING
                                             -------------------------
                                                     J. Joseph King
                                              Vice Chairman and Chief Executive
                                               Officer





     I, Robert B. Mahoney, Vice President, Treasurer and Chief Financial Officer of Molex Incorporated, certify that:

  1.   I have reviewed this annual report on Form 10-K of Molex Incorporated;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


  Date:   September 20, 2002                   /S/  ROBERT B. MAHONEY
                                             --------------------------
                                                    Robert B. Mahoney
                                             Vice President, Treasurer and
                                              Chief Financial Officer


