Form 10-Q
period 2002-09-30
MOLEX INC
filed 2002-11-08
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 10-Q

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended          September 30, 2002

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

                      Yes       X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At September 30, 2002:

		     Common Stock             99,711,880 shares

                     Class A Common Stock     92,430,315 shares

                     Class B Common Stock         94,255 shares






                              MOLEX INCORPORATED
                                   FORM 10-Q
                              SEPTEMBER 30, 2002
                                     INDEX


                                                                     Page
	                                                             ----

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                       2
        September 30, 2002 and June 30, 2002

        Condensed Consolidated Statements of Income --                 3
        Three Months Ended September 30, 2002 and 2001

        Condensed Consolidated Statements of Cash Flows --             4
        Three Months Ended September 30, 2002 and 2001

        Notes to Condensed Consolidated Financial Statements           5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  9

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                   12

Item 4. Controls and Procedures                                       13


                        PART II - OTHER INFORMATION                   14

                              MOLEX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)

                       ASSETS                       Sept. 30,       June 30,
                                                      2002            2002
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  175,995     $  213,477
 Marketable securities                                122,406         99,848
 Accounts receivable - net                            390,325        386,150
 Inventories                                          175,745        167,253
 Other current assets                                  50,993         48,615
                                                    _________      _________
   Total current assets                               915,464        915,343

PROPERTY, PLANT AND EQUIPMENT - NET                 1,039,254      1,067,590

GOODWILL                                              160,173        160,180
OTHER ASSETS                                          113,425        110,807
                                                    _________      _________
                                                   $2,228,316     $2,253,920

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  173,462     $  184,630
 Accrued expenses                                     130,826        119,027
 Other current liabilities                             37,472         53,021
                                                    _________       ________
   Total current liabilities                          341,760        356,678

DEFERRED ITEMS                                          6,598          6,346
ACCRUED POSTRETIREMENT BENEFITS                        45,577         44,914
LONG-TERM DEBT                                         13,276         14,223
OBLIGATIONS UNDER CAPITAL LEASES                        1,898          3,626
MINORITY INTEREST                                         599            481

SHAREHOLDERS' EQUITY
 Common stock                                          10,639         10,628
 Paid-in capital                                      318,349        311,631
 Retained earnings                                  1,962,876      1,937,488
 Treasury stock                                      (387,674)      (362,479)
 Deferred unearned compensation                       (27,275)       (27,262)
 Cumulative translation and
   other adjustments                                  (58,307)       (42,354)
   Total shareholders' equity                       1,818,608      1,827,652
                                                    _________      _________
                                                   $2,228,316     $2,253,920


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - In Thousands Except per Share Data)

                                                         THREE MONTHS ENDED
                                                         ___________________
                                                         Sept. 30,  Sept. 30,
                                                           2002       2001
                                                         ________   ________
NET REVENUE                                              $469,246   $430,453

COST OF SALES                                             309,690    293,149
                                                         ________    _______
 Gross Profit                                             159,556    137,304

OPERATING EXPENSES:
 Selling                                                   40,877     37,309
 Administrative                                            79,591     65,758
                                                          _______    _______
   Total Operating Expenses                               120,468    103,067

 Income from Operations                                    39,088     34,237

OTHER INCOME (EXPENSE):

Foreign currency transaction gain/(loss)                     (534)        (5)
Interest income, net                                        1,010      2,043
Other income/(loss)                                           (49)    (1,146)
                                                          _______    _______
   Total Other Income/(Expense), Net                          427        892

INCOME BEFORE INCOME TAXES                                 39,515     35,129
INCOME TAXES                                                9,553      9,933
                                                          _______    _______
NET INCOME                                                $29,962    $25,196

EARNINGS PER COMMON SHARE:
  BASIC                                                     $0.16      $0.13
  DILUTED                                                   $0.15      $0.13

CASH DIVIDENDS PER COMMON SHARE                            $0.025     $0.025
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC                                 192,865    195,204
                    DILUTED                               194,439    196,798







The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In Thousands)

                                                         THREE MONTHS ENDED
                                                        ___________________
                                                        Sept. 30,  Sept. 30,
                                                          2002       2001
                                                        ________   ________
CASH AND CASH EQUIVALENTS, Beginning of Period          $213,477   $138,438
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR):
 Operations:
  Net income                                              29,962     25,196
  Add (deduct) non-cash items included
   in net income:
   Depreciation and amortization                          56,396     55,166
   Amortization of deferred unearned compensation          3,281      2,484
   Other charges to net income                              (204)     1,047

  Changes in working capital:
   Accounts receivable                                    (8,702)    36,014
   Inventories                                            (9,944)     9,124
   Other current assets                                      654     (4,691)
   Accounts payable                                       (8,737)   (23,566)
   Accrued expenses                                       13,327    (18,278)
   Other current liabilities                             (13,707)   (17,435)
    NET CASH PROVIDED FROM OPERATIONS                     62,326     65,061

 Investments:
  Purchases of property, plant and equipment             (38,098)   (45,435)
  Proceeds from sale of property, plant
   and equipment                                             786      1,155
  (Increase)decrease in marketable securities            (22,558)    48,756
  (Increase)decrease in other assets                      (5,337)     2,399
   NET CASH PROVIDED FROM(USED FOR) INVESTING ACTIVITIES (65,207)     7,246

 Financing:
  Increase(decrease) in short-term loans                    (931)     1,563
  Increase in long-term debt                                   4        970
  Decrease in long-term debt                                (951)    (4,530)
  Principal payments on capital leases                    (1,507)    (1,793)
  Cash dividends paid                                     (4,829)    (4,885)
  Purchase of treasury stock                             (25,020)   (14,997)
  Reissuance of treasury stock                               602         39
  Exercise of stock options                                  968        869
   NET CASH USED FOR FINANCING ACTIVITIES                (31,664)   (22,764)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   (2,937)     5,063

CASH AND CASH EQUIVALENTS, End of Period                $175,995   $193,044

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     - 4 -




                              MOLEX INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2002 Annual Report to Shareholders and the 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to the prior year's financial statements to conform to the fiscal year 2003 classifications.

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:
                                                      Three Months Ended
                                                         September 30,
                                                      2002           2001
                                                     ______        _______
Weighted average shares outstanding - basic          192,865       195,204
Dilutive effect of stock options                       1,574         1,594
                                                     _______       _______
Weighted average shares outstanding - diluted        194,439       196,798



(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:
                                                     Three Months Ended
                                                        September 30,
                                                     2002           2001
                                                   _______        _______
Net income                                         $29,962        $25,196
Currency translation and other adjustments         (15,953)        44,219
                                                   _______        _______
Total comprehensive income                         $14,009        $69,415

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, net of reserves, in thousands of dollars, consist of the following:
                                                   Sept. 30,      June 30,
                                                     2002           2002
                                                  _________     _________
Raw Materials                                     $  26,895     $  25,753
Work in Process                                      64,905        63,180
Finished Goods                                       83,945        78,320
                                                  _________     _________
                                                  $ 175,745     $ 167,253

5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Revenue is recognized based on the location of the selling entity. Management operates the business by geographic segments. Information by geographic area is summarized in the following table:

                                 Inter-
                     Customer    company     Total      Net    Identifiable
                     Revenue     Revenue    Revenue    Income     Assets

September 30, 2002:
United States        $166,509   $ 18,277   $184,786   $  8,553   $  982,918
Americas (Non-US)       3,127      7,633     10,760        (50)      70,245
Far East North        103,027     41,588    144,615     11,694      500,729
Far East South        118,656     14,060    132,716     17,730      430,710
Europe                 77,914      7,462     85,376        476      426,677
Corporate and Other        13          -         13     (8,441)     120,516
Eliminations                -    (89,020)   (89,020)         -     (303,479)
Total                $469,246          -   $469,246   $ 29,962   $2,228,316


September 30, 2001:
United States        $160,311   $ 21,658   $181,969   $  5,393   $  990,911
Americas (Non-US)      11,471        343     11,814        139       49,151
Far East North         90,154     31,824    121,978      9,954      510,143
Far East South         94,680     12,097    106,777     10,639      357,500
Europe                 73,830      6,774     80,604      1,099      417,269
Corporate and Other         7          -          7     (2,028)     127,303
Eliminations                -    (72,696)   (72,696)         -     (232,628)
Total                $430,453          -   $430,453    $25,196   $2,219,649

6)  Other items

During the second quarter of fiscal 2002, the Company recorded a pretax charge of $34.2 million ($25.3 million, net of tax benefit of $8.9 million) to reflect costs associated with a reduction in the global work force of approximately 800 people, the lower current value of investments in other companies, and asset write-down costs related to operations being closed. In addition, a one-time positive tax planning adjustment of $5.0 million related to certain operations being closed was recorded.

During the fourth quarter of fiscal 2001, the Company recorded a $43.5 million ($30.3 million, net of tax benefit of $13.2 million) charge to reflect costs associated with a reduction in the global work force of approximately 950 people, write-off of slow-moving and excess inventories and asset write-offs related to operations being closed.

The major components of the fiscal 2001 fourth quarter and fiscal 2002 second quarter charges, and the remaining accrual balance as of September 30, 2002 were as follows:

                                                                        Accrued
                        June      December      Cash        Assets     Balance at
                        2001        2001      Payments     Disposed   September 30,
(In thousands)         Charge      Charge       Made       and Other       2002
_______________       _________   _________   _________   _________     _________
Severance and other
  benefits             $27,690     $18,675    ($30,484)   ($ 3,201)      $12,680
Inventory write-offs    12,714           -           -     (12,714)            -
Asset write-offs         3,043      15,483           -     (18,526)            -
                       ________   _________   _________   _________     _________
     Total             $43,447     $34,158    ($30,484)   ($34,441)      $12,680


All of the employment reductions have occurred with severance payments being made over a period of up to twenty-four months after the severance date. The remaining severance payments will be paid during the next thirteen months.

7)  New accounting pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of July 1, 2002. These statements address the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, respectively. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company has evaluated SFAS No. 143 and SFAS No. 144 and determined that the impact on the consolidated financial statements is not material.

                              MOLEX INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $469.2 million for the quarter ended
September 30, 2002, up 9.0 percent in US dollars and 6.0 percent in local currencies over the prior year period. The strengthening of other currencies compared with the US dollar increased net revenues by $12.8 million for the quarter.

Net revenue in the Americas region remained even with the prior year quarter. The telecom and computer infrastructure and fiber optics markets remain a challenge given the current economic conditions.

Quarterly net revenue in the Far East North region increased 18.6 percent in US dollars and 14.6 percent in local currencies compared with last year driven primarily by increased demand for consumer electronics.

Far East South net revenue for the quarter rose 25.4 percent in US dollars and
24.3 percent in local currencies over the prior year quarter. Strength in consumer electronics, personal computers and mobile telephones in this region led the increase, which was helped by new product introduction and customers moving manufacturing to the region.

In Europe, net revenue was up 7.8 percent in US dollars but down 3.6 percent in local currencies compared with the same period last year. A stronger Euro supported the US dollar increase, while the local currency decline was a result of the depressed telecom infrastructure market, reflecting a downturn which started later than those in the U.S. and Asia.

For the three months ended September 30, 2002, 64.5 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.
                                     - 9 -


Gross profit as a percent of net revenue was 34.0 percent for the quarter ended September 30, 2002 compared with 31.9 percent last year. The increase was partially due to higher revenues and absorption of fixed manufacturing costs, as well as a benefit from favorable pricing of raw materials.

Selling and administrative expenses were $120.5 million for the first quarter of fiscal 2003 compared with $103.1 million in the prior year period. As a percent of net revenue, selling and administrative expenses were 25.7 percent compared with 23.9 percent for the same period last year. The increase was due to the reinstatement of salaries and certain employee retirement benefits to normal levels as well as increased expenses for travel and other revenue related expenses. Also included in selling and administrative expenses are research and development expenditures, which for the three months ended September 30, 2002, increased $1.3 million but decreased slightly as a percent of net revenue to 6.4 percent from 6.7 percent in the prior year period due to higher revenues.

Interest income, net of interest expense, was $1.0 million in the quarter ended September 30, 2002 compared with $2.0 million in the prior year due primarily to the effect of lower interest rates.

The effective tax rate was 24.0 percent for the first quarter compared with
28.0 percent in the prior year period as a result of a change in the mix of the Company's pretax earnings from higher rate jurisdictions in which the Company operates to lower rate jurisdictions, principally in the Far East South, as well as the ongoing global effort to reduce the Company's income tax burden through a disciplined repatriation strategy and better planning. The effective tax rate was consistent with the fiscal 2002 annual effective tax rate after adjusting the tax rate for the $5.0 million one-time tax benefit recorded in the second quarter.

Net income for the quarter was $30.0 million or 16 cents per basic and 15 cents per diluted share, an 18.9 percent increase compared with $25.2 million or 13 cents per basic and diluted share for the same quarter last fiscal year.

The change in comprehensive income in Note 3 is mainly due to foreign currency translation adjustments due to the stronger US dollar versus the Japanese yen and the Euro when comparing rates at June 30, 2002 to those at September 30, 2002. For the same period last year, June 30, 2001 to September 30, 2001, these currencies were generally stronger versus the US dollar.

                                    - 10 -



LIQUIDITY AND CAPITAL RESOURCES

Molex's continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while maintaining a relatively low level of debt. Working capital at September 30, 2002 was $573.7 million compared with $555.8 million at June 30, 2002.

Net cash provided from operations was down from the prior year due to an $8.7 million change in working capital partially offset by higher net income.
During fiscal 2003, accounts receivable and inventories increased from the June balance due to higher revenues in comparison with the prior year quarter when those balances decreased due to reduced sales activity.

Net cash used for investments was $65.2 million, a change of $72.5 million from the prior year, driven mainly by a $71.3 million increase in marketable securities which increased $22.6 million in this quarter versus a $48.7 million decrease in the first quarter of fiscal 2002. Capital expenditures were $38.1 million, down from the prior year total of $45.1 million.

Net cash used for financing activities was $31.7 million compared with $22.8 million in the prior period. During the three months ended September 30, 2002, the Company purchased an aggregate of 1,017,000 shares of treasury stock at an aggregate cost of $25.0 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $100 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its current and future growth.

OUTLOOK

The outlook for fiscal 2003 remains challenging based on the uncertainty of the current worldwide economic conditions and the limited visibility in our industry. Molex has significantly improved its overall cost structure. New product development also remains a high priority this fiscal year. Molex's global team has considerable experience in managing through difficult market conditions and is focused on maintaining profitability while developing the new products necessary to expand its market share. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.
                                    - 11 -

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

A formalized treasury risk management policy has been implemented by the Company which describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments are subject to approval levels by senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.
                                    - 12 -

Interest rate exposure is principally limited to the $122.4 million of marketable securities owned by the Company and the Company's $13.3 million of long-term debt. The securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations on the marketable securities. However, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments. The Company's long-term debt is generally at fixed rates and primarily consists of bank loans and mortgages. The Company does not enter into derivative transactions (i.e., interest rate swaps) with respect to its long-term debt as the current interest expense on this debt is not deemed material to operations.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety days before the filing of this quarterly report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in internal controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

                         Part II - Other Information


Items 1-3. Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on October 25, 2002, the following directors were elected to hold office for their respective terms according to their class: J. H. Krehbiel, Jr., Robert J. Potter, Edgar D. Janotta, Donald G. Lubin and Joe W. Laymon. No candidate for director received less than 85,717,581 votes in favor of their election nor more than 6,259,356 votes withheld.

Item 5.  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A report on Form 8-K was filed on September 23, 2002 containing:

         1) the statements under oath of the Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to exchange act filings pursuant to the Securities and Exchange Commission's Order No. 4-460 issued on June 27, 2002

         2) the certification under Section 906 of the Sarbanes-Oxley Act of 2002 "Corporate Responsibility for Financial Reports".

                              S I G N A T U R E S





     Pursuant to the requirements of the Securities Exchange Act of

     1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




	                                     MOLEX INCORPORATED
                                            --------------------
                                                (Registrant)





Date  November 8, 2002                      /s/ ROBERT B. MAHONEY
      -----------------                    ----------------------
                                            Robert B. Mahoney
                                            Executive Vice President,
                                            Treasurer and
                                            Chief Financial Officer


Date  November 8, 2002                      /s/ LOUIS A. HECHT
      -----------------                    --------------------
                                            Louis A. Hecht
                                            Corporate Secretary and
                                            General Counsel

                                CERTIFICATIONS

I, J. Joseph King, Vice Chairman and Chief Executive Officer of Molex Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Molex Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 8, 2002                      /s/ J. JOSEPH KING
                                           ----------------------
                                            J. Joseph King
                                            Vice Chairman and Chief
                                            Executive Officer




I, Robert B. Mahoney, Executive Vice President, Treasurer and Chief Financial Officer of Molex Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Molex Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 8, 2002                   /s/ ROBERT B. MAHONEY
                                          ----------------------
                                          Robert B. Mahoney
                                          Executive Vice President,
                                          Treasurer and Chief
                                          Financial Officer