Form 10-Q
period 2002-12-31
MOLEX INC
filed 2003-02-13
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended          December 31, 2002

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

               Yes       X                  No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 2002:

                     Common Stock           100,004,717 shares

                     Class A Common Stock    91,689,633 shares

                     Class B Common Stock        94,255 shares









                              MOLEX INCORPORATED
                                  FORM 10-Q
                              DECEMBER 31, 2002
                                    INDEX


                                                                     Page
	                                                             ----

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Information - Unaudited

        Condensed Consolidated Balance Sheets --                       2
        December 31, 2002 and June 30, 2002

        Condensed Consolidated Statements of Income --                 3
        Six Months Ended December 31, 2002 and 2001

        Condensed Consolidated Statements of Cash Flows --             4
        Six Months Ended December 31, 2002 and 2001

        Notes to Condensed Consolidated Financial Statements           5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                                   14

Item 4. Controls and Procedures                                       15


                       PART II - OTHER INFORMATION                    15

                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In Thousands)

                       ASSETS                        Dec. 31,       June 30,
                                                      2002            2002
                                                    _________      _________
CURRENT ASSETS:
 Cash and cash equivalents                         $  195,323     $  213,477
 Marketable securities                                131,716         99,848
 Accounts receivable - net                            380,761        386,150
 Inventories                                          166,705        167,253
 Other current assets                                  41,890         48,615
                                                    _________      _________
   Total current assets                               916,395        915,343

PROPERTY, PLANT AND EQUIPMENT - NET                 1,033,935      1,067,590

GOODWILL                                              160,198        160,180
OTHER ASSETS                                          130,065        110,807
                                                    _________      _________
                                                   $2,240,593     $2,253,920
                                                    _________      _________
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  159,538     $  184,630
 Accrued expenses                                     117,009        121,942
 Other current liabilities                             34,963         53,021
                                                    _________      _________
   Total current liabilities                          311,510        359,593

DEFERRED ITEMS                                          5,250          6,346
ACCRUED POSTRETIREMENT BENEFITS                        47,745         41,999
LONG-TERM DEBT                                         13,462         14,223
OBLIGATIONS UNDER CAPITAL LEASES                          516          3,626
MINORITY INTEREST                                          81            481

SHAREHOLDERS' EQUITY
 Common stock                                          10,654         10,628
 Paid-in capital                                      331,223        311,631
 Retained earnings                                  1,986,250      1,937,488
 Treasury stock                                      (407,942)      (362,479)
 Deferred unearned compensation                       (33,829)       (27,262)
 Cumulative translation and
  other adjustments                                   (24,327)       (42,354)
                                                    _________      _________
   Total shareholders' equity                       1,862,029      1,827,652
                                                    _________      _________
                                                   $2,240,593     $2,253,920
                                                    _________      _________

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - In Thousands Except per Share Data)

	                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                       December 31,            December 31,
                                   2002       2001         2002       2001
                                 ________   ________     ________   ________
NET REVENUE                      $454,609   $416,460     $923,855   $846,913

COST OF SALES                     308,215    291,115      617,905    584,264
                                 ________   ________     ________   ________
 Gross Profit                     146,394    125,345      305,950    262,649

OPERATING EXPENSES:
 Selling                           40,547     37,220       81,424     74,529
 Administrative                    72,619     80,652      152,210    146,410
                                 ________    _______     ________   ________
  Total Operating Expenses        113,166    117,872      233,634    220,939

 Income from Operations            33,228      7,473       72,316     41,710

OTHER INCOME:
 Impairment charge on investments
   in other companies                   -    (10,000)           -    (10,000)
 Foreign currency transaction
   gain/(loss)                         (5)    (2,085)        (588)    (3,236)
 Interest income, net               3,927        855        4,937      2,898
                                 ________   ________     ________   ________
   Total Other Income/(Expense)     3,922    (11,230)       4,349    (10,338)

INCOME/(LOSS) BEFORE INCOME TAXES  37,150     (3,757)      76,665     31,372
INCOME TAX EXPENSE/(BENEFIT)        8,962     (8,021)      18,515      1,912
                                 ________   ________     ________   ________
NET INCOME                       $ 28,188   $  4,264     $ 58,150   $ 29,460

EARNINGS PER COMMON SHARE:
  BASIC                             $0.15      $0.02        $0.30      $0.15
  DILUTED                           $0.15      $0.02        $0.30      $0.15

CASH DIVIDENDS PER COMMON SHARE    $0.025     $0.025       $0.050     $0.050

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 DURING THE PERIOD: BASIC         192,002    194,636      192,462    194,931
                    DILUTED       193,312    196,247      193,863    196,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In Thousands)

                                                          SIX MONTHS ENDED
                                                            December 31,
                                                          2002       2001

CASH AND CASH EQUIVALENTS, Beginning of Period          $213,477   $138,438
CASH AND CASH EQUIVALENTS
 PROVIDED FROM (USED FOR) Operations:
  Net income                                              58,150     29,460
  Add (deduct) non-cash items included
   in net income:
    Depreciation and amortization                        111,225    111,593
    Amortization of deferred unearned compensation         6,562      5,126
    Impairment charge on investments in other companies        -     10,000
    Fixed asset write downs included in special charges        -      3,652
    Other charges to net income                            3,845      1,412

  Changes in working capital:
    Accounts receivable                                    8,399     64,022
    Inventories                                            2,395     23,602
    Other current assets                                   6,742      1,916
    Accounts payable                                     (25,673)   (49,824)
    Accrued expenses                                      (2,548)   (18,762)
    Other current liabilities                            (15,154)   (35,801)
                                                         _______    _______
     NET CASH PROVIDED FROM OPERATIONS                   153,943    146,396

 Investments:
    Purchases of property, plant and equipment           (79,724)   (89,020)
    Proceeds from sale of property, plant
     and equipment                                         1,165      4,232
    (Increase)decrease in marketable securities          (31,868)    56,855
    (Increase)decrease in other assets                   (18,499)     4,492
                                                         _______    _______
     NET CASH PROVIDED FROM(USED FOR)
      INVESTING ACTIVITIES                              (128,926)   (23,441)

 Financing:
    Increase(decrease) in short-term loans                  (967)       959
    Increase in long-term debt                                21        809
    Decrease in long-term debt                              (783)    (4,724)
    Principal payments on capital leases                  (3,839)    (4,768)
    Cash dividends paid                                   (9,640)    (9,760)
    Purchase of treasury stock                           (45,001)   (35,043)
    Reissuance of treasury stock                             707      1,223
    Exercise of stock options                              4,066      2,997
                                                         _______    _______
     NET CASH USED FOR FINANCING ACTIVITIES              (55,436)   (48,307)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   12,265      1,862
                                                         _______    _______
CASH AND CASH EQUIVALENTS, End of Period                $195,323   $214,948

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

(2)  Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:

                                      Three Months Ended      Six Months Ended
                                         December 31,            December 31,
                                       2002        2001       2002       2001

Weighted average shares
 outstanding - basic                 192,002     194,636    192,462    194,931
Dilutive effect of stock options       1,310       1,611      1,401      1,584
                                     _______     _______    _______    _______
Weighted average shares
 outstanding - diluted               193,312     196,247    193,863    196,515



(3)  Comprehensive Income

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:


                                      Three Months Ended      Six Months Ended
                                         December 31,           December 31,
                                       2002        2001       2002       2001

Net income                           $28,188   $  4,264     $58,150    $29,460
Currency translation
 and other adjustments                33,980    (54,969)     18,027    (10,750)
                                     _______   ________     _______    _______
Total comprehensive income           $62,168   $(50,705)    $76,177    $18,710

4)  Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, net of reserves, in thousands of dollars, consist of the following:

                                                 Dec. 31,      June 30,
                                                   2002          2002
                                                 ________     ________
Raw Materials                                    $ 25,518     $ 25,753
Work in Process                                    62,148       63,180
Finished Goods                                     79,039       78,320
                                                 ________     ________
                                                 $166,705     $167,253

5)  Segment and Related Information

The Company and its subsidiaries operate in one product segment:
the manufacture and sale of electrical components. Revenue is recognized based on the location of the selling entity. Management operates the business by geographic segments. Information by geographic area is summarized in the following table (in thousands):


As of and                       Inter-
for the three        Customer   company     Total       Net     Identifiable
Months Ended:        Revenue    Revenue    Revenue    Income*      Assets
December 31, 2002:

United States        $156,753   $ 19,299   $176,052   $ 6,060   $  980,819
Americas (Non-US)       5,219      7,046     12,265       796       70,527
Far East North        100,781     37,470    138,251     9,418      509,259
Far East South        117,043     11,308    128,351    15,913      446,446
Europe                 74,795      7,423     82,218      (571)     436,489
Corporate and Other        18          -         18    (3,428)     117,149
Eliminations                -    (82,546)   (82,546)        -     (320,096)
Total                $454,609          -   $454,609   $28,188   $2,240,593

December 31, 2001:
United States        $157,868   $ 13,133   $171,001   $(5,618)  $  979,965
Americas (Non-US)       2,121      9,161     11,282      (247)      50,025
Far East North         87,191     33,107    120,298     7,854      450,787
Far East South         91,303     13,315    104,618    11,906      360,023
Europe                 77,958      7,318     85,276    (2,153)     396,371
Corporate and Other        19          -         19    (7,478)      91,528
Eliminations                -    (76,034)   (76,034)        -     (236,811)
Total                $416,460          -   $416,460   $ 4,264   $2,091,888

As of and                       Inter-
for the six          Customer   company     Total       Net     Identifiable
Months Ended:        Revenue    Revenue    Revenue    Income*      Assets
December 31, 2002:

United States        $323,262   $ 37,576   $360,838   $14,613   $  980,819
Americas (Non-US)       8,346     14,679     23,025       746       70,527
Far East North        203,808     79,058    282,866    21,112      509,259
Far East South        235,699     25,368    261,067    33,643      446,446
Europe                152,709     14,885    167,594       (95)     436,489
Corporate and Other        31          -         31   (11,869)     117,149
Eliminations                -   (171,566)  (171,566)        -     (320,096)
Total                $923,855          -   $923,855   $58,150   $2,240,593

December 31, 2001:
United States        $327,529   $ 25,973   $353,502       160   $  979,965
Americas (Non-US)       4,242     18,322     22,564      (493)      50,025
Far East North        177,345     64,931    242,276    17,808      450,787
Far East South        185,983     25,412    211,395    22,545      360,023
Europe                151,788     14,092    165,880    (1,054)     396,371
Corporate and Other        26          -         26    (9,506)      91,528
Eliminations                -   (148,730)  (148,730)        -     (236,811)
Total                $846,913          -   $846,913   $29,460   $2,091,888


* Net income in the prior year periods includes a special charge as discussed in Note 6.


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

The major components of the fiscal 2001 fourth quarter and fiscal 2002 second quarter charges, and the remaining accrual balance as of December 31, 2002 were as follows:

                                                                     Accrued
                       June     December      Cash       Assets     Balance at
                       2001       2001      Payments    Disposed   December 31,
(In thousands)        Charge     Charge       Made      and Other      2002
_______________     _________   _________   _________   _________   _________
Severance and
  other benefits     $27,690     $18,675    ($31,942)   ($ 3,201)    $11,222
Inventory write-offs  12,714           -           -     (12,714)          -
Asset write-offs       3,043      15,483           -     (18,526)          -
                     ________   _________    ________   _________   _________
     Total           $43,447     $34,158    ($31,942)   ($34,441)    $11,222


All of the employment reductions have occurred with severance payments being made over a period of up to twenty-four months after the severance date. The remaining severance payments will be paid during the next ten months.


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

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. In November 2002, the FASB issued

Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective this quarter and have been determined to have no material impact on the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123.
This standard provides alternative methods of transition for a voluntary change to the fair valued based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements will be effective for interim periods beginning after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation is effective immediately for variable interest entities created after January 31, 2003, and effective July 1, 2003 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of this Interpretation to have any impact on its fiscal 2004 consolidated financial statements.

                      MOLEX INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net revenues were $454.6 million for the quarter ended
December 31, 2002, up 9.2 percent in U.S. dollars and 7.7 percent in local currencies over the prior year period. For the six months ended December 31, 2002, net revenues were $923.9 million compared with $846.9 million last year, rising 9.1 percent in U.S. dollars and 6.9 percent in local currencies. The strengthening of other currencies compared with the U.S. dollar increased net revenues by $6.1 million and $18.9 million for the quarter and year-to-date periods, respectively.

Net revenue in the Americas region was up 3 percent over the prior year quarter and 2 percent over the prior year-to-date period, but the telecom infrastructure and fiber optics markets continue to be a challenge in the current economic environment.

Quarterly net revenue in the Far East North region increased 15 percent in U.S. dollars and in local currencies compared with last year. For the six months ended December 31, 2002, revenue rose 17 percent in U.S. dollars and 15 percent in local currencies. New products developed for the digital consumer electronics market aided the year-over-year revenue growth.

Far East South net revenue for the quarter rose 23 percent in U.S. dollars and 22 percent in local currencies over the prior year quarter. Year-to-date, revenue increased 24 percent in U.S. dollars and 23 percent in local currencies over last year. The region was helped by strong demand in consumer electronics, personal computers and mobile telephones as well as our introduction of new products and the continued movement of manufacturing to the region by our global customers.

In Europe, net revenue was down 4 percent in U.S. dollars and 11 percent in local currencies compared with the prior year quarter. For the six months ended December 31, 2002, revenue was up 1 percent in U.S. dollars but down 8 percent in local currencies. The decline was a result of the depressed telecom infrastructure market, reflecting a downturn which started later than those in the U.S. and Asia. The transfer of manufacturing to China by our customers has also impacted the region.

For the six months ended December 31, 2002, 65.0 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 32.2 percent for the quarter ended December 31, 2002 compared with 30.1 percent last year. For the six months ended December 31, 2002, the gross profit percentage was 33.1 percent compared with 31.0 percent in the prior year. The prior year gross profit margins were impacted by a $7.1 million charge taken last year. The increase for the current year was also partially due to higher revenues and absorption of fixed manufacturing costs, as well as a benefit from favorable pricing of raw materials.

Selling and administrative expenses were $113.2 million and $233.6 million, respectively, for the quarter and six-month period ended December 31, 2002 as compared with $117.9 million and $220.9 million, respectively, for the corresponding periods in the prior year. As a percent of net revenue, selling and administrative expenses for the quarter were 24.9 percent compared with
28.3 percent in the prior year, and for the year-to-date period were 25.3 percent compared with 26.1 percent in the prior year. The prior year numbers include a $15.7 million charge taken last year. The current year included the reinstatement of salaries and certain employee retirement benefits to normal levels as well as increased expenses for travel and other revenue related expenses. Also included in selling and administrative expenses are research and development expenditures, which for the six months ended December 31, 2002, increased $3.3 million but decreased slightly as a percent of net revenue to
6.4 percent from 6.6 percent in the prior year period due to higher revenues.

Interest income, net of interest expense, was $3.9 million in the quarter ended December 31, 2002 compared with $0.9 million in the prior year and was $4.9 million for the six months ended December 31, 2002 as compared with $2.9 million a year ago. The current year included an interest benefit from the favorable closure of corporate tax audits in several jurisdictions, as well as additional interest on our higher cash balances.

The effective tax rate was 24.0 percent for both the quarter and year-to-date periods ended December 31, 2002 compared with 213.5 percent and 6.0 percent in the comparable prior year periods. Excluding the impact of prior year charges, the effective tax rate for the six months ended December 31, 2002 was consistent with the fiscal 2002 six-month effective tax rate after adjusting the tax rate for the $5.0 million one-time tax benefit recorded in the second quarter of last year.

Net income for the quarter was $28.2 million or 15 cents per basic and diluted share compared with $4.3 million or 2 cents per basic and diluted share for the same quarter last fiscal year. For the six months ended December 31, 2002, net income was $58.2 million or 30 cents per basic and diluted share, as compared with net income of $29.5 million or 15 cents per basic and diluted share for the same period last year. Currency translation had no impact on the quarter but increased net income by $0.7 million for the six-month period.

The change in comprehensive income in Note 3 is mainly due to foreign currency translation adjustments due to the stronger Euro versus the U.S. dollar when comparing rates at June 30, 2002 to those at December 31, 2002. When comparing the same period last year, June 30, 2001 to December 31, 2001, foreign currencies were generally weaker versus the U.S. dollar.


LIQUIDITY AND CAPITAL RESOURCES

Molex continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while maintaining a relatively low level of debt. Working capital at December 31, 2002 was $604.9 million compared with $555.8 million at June 30, 2002.

Net cash provided from operations was up over the prior year due to higher net income that was partially offset by an $11.0 million change in working capital and by charges taken in the prior year.

Net cash used for investments was $128.9 million, a change of $105.5 million from the prior year, driven mainly by a $88.7 million change in marketable securities which increased $31.9 million in the first half of fiscal 2003 versus a $56.9 million decrease in the first half of fiscal 2002. Capital expenditures were $79.7 million, down from the prior year total of $89.0 million.

Net cash used for financing activities was $55.4 million compared with $48.3 million in the prior period. During the six months ended December 31, 2002, the Company purchased an aggregate of 1,867,500 shares of treasury stock at an aggregate cost of $45.0 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $100 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its current and future growth.

OUTLOOK

The outlook for the remainder of fiscal 2003 remains challenging based on the uncertainty of the current worldwide economic conditions and the limited visibility in our industry. We continue to see customers ordering only for their short-term requirements with little advance notice. New product development continues to remain a high priority this fiscal year. Molex's global team has considerable experience in managing through difficult market conditions and is focused on maintaining profitability while developing the new products necessary to expand its market share. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.

FORWARD LOOKING STATEMENT

This document contains various forward looking statements. Statements that are not historical are forward looking statements and are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rates, technology changes, patent issues, litigation results, legal and regulatory developments,and other risks and uncertainties described in documents filed with the Securities and Exchange Commission.

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

Interest rate exposure is principally limited to the $131.7 million of marketable securities owned by the Company and the Company's $13.5 million of long-term debt. The securities are debt instruments which generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations on the marketable securities. However, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments. The Company's long-term debt is generally at fixed rates and primarily consists of bank loans and mortgages. The Company does not enter into derivative transactions (i.e., interest rate swaps) with respect to its long-term debt as the current interest expense on this debt is not deemed material to operations.

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

(b) Changes in internal controls

Molex maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's books and records accurately reflect its transactions and that its established policies and procedures are followed. There were no significant changes to the Company's internal controls or in other factors that could significantly affect the internal controls based on an evaluation of controls within 90 days of the filing date of this report.


                             Part II - Other Information


Items 1-5. Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A report on Form 8-K was filed on November 8, 2002 containing:

         1) the certification under Section 906 of the Sarbanes-Oxley Act of 2002 "Corporate Responsibility for Financial Reports".

                              S I G N A T U R E S





         Pursuant to the requirements of the Securities Exchange Act of

         1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MOLEX INCORPORATED
                                        --------------------
                                            (Registrant)





Date  February 13, 2003                 /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Executive Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date  February 13, 2003                 /s/ LOUIS A. HECHT
      -----------------                 --------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:        February 13, 2003                     /s/ J.JOSEPH KING
                                                       J. Joseph King
                                                    Vice Chairman and Chief
                                                      Executive Officer





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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date:        February 13, 2003                   /s/ROBERT B. MAHONEY
                                                      Robert B. Mahoney
                                            Executive Vice President, Treasurer
                                                and Chief Financial Officer