Form 10-Q
period 2003-03-31
MOLEX INC
filed 2003-05-14
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended          March 31, 2003

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________________________

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

               Yes       X                  No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 2003:

                     Common Stock                100,078,406 shares

                     Class A Common Stock         90,948,219 shares

                     Class B Common Stock             94,255 shares









                              MOLEX INCORPORATED
                                   FORM 10-Q
                                MARCH 31, 2003
                                     INDEX

                                                               Page
                                                              ------
                       PART I - FINANCIAL INFORMATION

Item 1.	Financial Information - Unaudited

        Condensed Consolidated Balance Sheets                    2
	March 31, 2003 and June 30, 2002

        Condensed Consolidated Statements of Income              3
	Three and Nine Months Ended March 31, 2003 and 2002

        Condensed Consolidated Statements of Cash Flows          4
	Nine Months Ended March 31, 2003 and 2002

        Notes to Condensed Consolidated Financial Statements     5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations           10

Item 3.	Quantitative and Qualitative Disclosure About
        Market Risk                                             14

Item 4. Controls and Procedures                                 15


                       PART II - OTHER INFORMATION              15

                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - In thousands)

                 ASSETS                             March 31,       June 30,
                                                      2003            2002
                                                    ---------      ---------
 CURRENT ASSETS:
  Cash and cash equivalents                        $  188,357     $  213,477
  Marketable securities                               145,636         99,848
  Accounts receivable - net                           375,963        386,150
  Inventories                                         174,890        167,253
  Other current assets                                 40,539         48,615
                                                    ---------      ---------
   Total current assets                               925,385        915,343

 PROPERTY, PLANT AND EQUIPMENT - NET                1,023,446      1,067,590

 GOODWILL                                             160,180        160,180

 OTHER ASSETS                                         136,576        110,807
                                                    ---------      ---------
                                                   $2,245,587     $2,253,920
                                                    ---------      ---------
      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                 $  157,138     $  184,630
  Accrued expenses                                    106,445        121,942
  Other current liabilities                            38,734         53,021
                                                    ---------      ---------
   Total current liabilities                          302,317        359,593

 DEFERRED ITEMS                                         4,098          6,346
 ACCRUED POSTRETIREMENT BENEFITS                       48,058         41,999
 LONG-TERM DEBT                                        13,348         14,223
 OBLIGATIONS UNDER CAPITAL LEASES                         725          3,626
 MINORITY INTEREST                                        593            481

 SHAREHOLDERS' EQUITY
  Common stock                                         10,665         10,628
  Paid-in capital                                     333,551        311,631
  Retained earnings                                 2,006,255      1,937,488
  Treasury stock                                     (422,345)      (362,479)
  Deferred unearned compensation                      (31,176)       (27,262)
  Cumulative translation & other adjustments          (20,502)       (42,354)
                                                    ---------      ---------
     Total shareholders' equity                     1,876,448      1,827,652
                                                    ---------      ---------
                                                   $2,245,587     $2,253,920
                                                    ---------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In thousands except per share data)


                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                      March 31,               March 31,
                                  2003        2002         2003        2002
                                --------    --------     ---------   ---------
NET REVENUE                     $443,177    $408,307    $1,367,032  $1,255,220

COST OF SALES                    294,645     276,035       912,550     860,299
                                --------    --------     ---------   ---------
  Gross Profit                   148,532     132,272       454,482     394,921
                                --------    --------     ---------   ---------
OPERATING EXPENSES:
  Selling                         38,579      34,442       120,003     108,971
  Administrative                  78,829      72,654       231,039     219,064
    Total Operating Expenses     117,408     107,096       351,042     328,035
                                ---------   --------     ---------   ---------
    Income from Operations        31,124      25,176       103,440      66,886

OTHER INCOME:
  Impairment charge on
   investments in other companies      -      (2,570)            -     (12,570)
  Foreign currency transaction
   gain/(loss)                       (10)        (22)         (505)       (302)
  Interest income, net             1,620       1,148         6,557       4,046
  Other income/(expense)               3       2,147           (90)       (809)
                                --------    --------     ---------   ---------
    Total Other Income/(Expense)   1,613         703         5,962      (9,635)

INCOME BEFORE INCOME TAXES        32,737      25,879       109,402      57,251

INCOME TAX EXPENSE                 7,933       6,196        26,448       8,108
                                --------    --------     ---------   ---------
NET INCOME                       $24,804     $19,683       $82,954     $49,143
                                --------    --------     ---------   ---------

EARNINGS PER COMMON SHARE:
     BASIC                          0.13        0.10          0.43        0.25
     DILUTED                        0.13        0.10          0.43        0.25


CASH DIVIDENDS PER COMMON SHARE    0.025       0.025         0.075       0.075

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD: BASIC      191,493     194,034       192,151     194,636
                      DILUTED    192,394     195,793       193,373     196,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                        NINE MONTHS ENDED
                                                       March 31,   March 31,
                                                         2003        2002
                                                       --------    --------
CASH AND CASH EQUIVALENTS, Beginning of Period         $213,477    $138,438
CASH AND CASH EQUIVALENTS
   PROVIDED FROM (USED FOR):
 Operations:
  Net income                                             82,954      49,143
  Add (deduct) non-cash items included in net income:
    Depreciation and amortization                       166,830     166,379
    Amortization of deferred unearned compensation        9,473       8,501
    Impairment charge on investments in other companies       -      12,570
    Fixed asset write downs included in special charges       -       3,652
    (Gain)/Loss on sale of property, plant and equipment  5,110       1,343
    Deferred income taxes                                (1,946)       (883)
    Other charges to net income                           3,423        (176)

  Current items:
    Accounts receivable                                  13,913      57,108
    Inventories                                          (5,515)     37,133
    Other current assets                                  8,238       3,401
    Accounts payable                                    (27,919)    (41,938)
    Accrued expenses                                    (12,836)    (20,284)
    Other current liabilities                           (12,520)    (41,639)
                                                        -------     -------
      NET CASH PROVIDED FROM OPERATIONS                 229,205     234,310

 Investing Activities:
  Purchases of property, plant and equipment           (127,644)   (127,013)
  Proceeds from sale of property, plant and equipment       597       1,252
  (Increase)decrease in marketable securities           (45,788)     55,229
  (Increase)/decrease in other assets                   (23,404)     12,818
                                                        -------     -------
      NET CASH USED FOR INVESTING ACTIVITIES           (196,239)    (57,714)

 Financing Activities:
  Increase(decrease) in short-term loans                     75        (286)
  Increase in long-term debt                                 11         318
  Decrease in long-term debt                               (801)     (4,818)
  Principal payments on capital leases                   (5,573)     (7,108)
  Cash dividends paid                                   (14,438)    (14,620)
  Purchase of treasury stock                            (60,004)    (60,134)
  Reissuance of treasury stock                            1,580         964
  Exercise of stock options                               5,815       4,412
                                                        -------     -------
      NET CASH USED FOR FINANCING ACTIVITIES            (73,335)    (81,272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                   15,249      (4,070)
                                                        -------     -------

CASH AND CASH EQUIVALENTS, End of Period               $188,357    $229,692
                                                        -------     -------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared from the Company's books and records without audit and are subject to year-end adjustments. The interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2002 Annual Report to Shareholders and the 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to the prior year's financial statements to conform to the fiscal year 2003 classifications.


(2) Earnings per Common Share

The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows (in thousands):


                                    Three Months Ended    Nine Months Ended
                                         March 31,             March 31,
                                    2003         2002     2003         2002
                                   -------     -------   -------     -------
Weighted average shares
 outstanding - basic               191,493     194,034   192,151     194,636

Dilutive effect of stock
 options                               901       1,759     1,222       1,595
                                   -------     -------   -------     -------
Weighted average shares
 outstanding - diluted             192,394     195,793   193,373     196,231
                                   -------     -------   -------     -------



(3) Comprehensive Income

Comprehensive income includes all non-shareholder changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income, in thousands of dollars, is as follows:


                                    Three Months Ended    Nine Months Ended
                                         March 31,             March 31,
                                    2003         2002     2003         2002
                                   -------     -------   -------     -------
Net Income                         $24,804     $19,683  $ 82,954     $49,143

Currency translation and
 other adjustments                   3,825      (2,765)   21,852     (13,515)
                                   -------     -------   -------     -------

Total comprehensive income         $28,629     $16,918  $104,806     $35,628
                                   -------     -------   -------     -------

4) Inventories

Inventories are valued at the lower of first-in, first-out cost or market.

Inventories, net of reserves, in thousands of dollars, consist of the following:


                                           March 31,   June 30,
                                             2003        2002
                                           ---------   ---------

Raw Materials                              $ 24,773    $ 25,753
Work in Process                              62,211      63,180
Finished Goods                               87,906      78,320
                                           ---------   ---------
                                           $174,890    $167,253
                                           ---------   ---------


5) Stock Option Plans

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for its fiscal third quarter and nine-months ended March 31, 2003. Had the Company elected to apply the provisions of SFAS No. 123 as amended by SFAS No. 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, the effects on reported net income and earnings per common share would have been as follows (in thousands except per share data):

                                    Three Months Ended    Nine Months Ended
                                         March 31,             March 31,
                                    2003         2002     2003         2002
                                   -------     -------   -------     -------
Net Income, as reported            $24,804     $19,683   $82,954     $49,143

Add: Stock-based employee
 compensation expense included
 in reported net income, net of
 related tax effects                 2,212       2,023     7,199       5,918

Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects         (3,230)     (3,435)   (9,457)     (9,974)
                                   -------     -------   -------     -------
Pro forma net income               $23,786     $18,271   $80,696     $45,087
                                   -------     -------   -------     -------

Earnings per share:
   Basic                              0.13        0.10      0.43        0.25
   Diluted                            0.13        0.10      0.43        0.25


Pro forma earnings per share:
   Basic                              0.12        0.09      0.42        0.23
   Diluted                            0.12        0.09      0.42        0.23

6) Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Revenue is recognized based on the location of the selling entity. Management operates the business by geographic segments. Information by geographic area is summarized in the following table (in thousands):

                                   Inter-
As of and for         Customer    Company     Total                Identifiable
three months ended:   Revenue     Revenue    Revenue   Net Income     Assets
March 31, 2003:       --------    -------    --------  ----------  ------------

United States         $157,894    $22,659    $180,553   $ 8,960    $  992,866
Americas (Non-US)        5,502      6,872      12,374       820        56,159
Far East North          96,055     35,027     131,082     6,449       481,021
Far East South         110,118     14,865     124,983    14,534       468,336
Europe                  73,593      7,108      80,701    (1,350)      444,254
Corporate & Other           15          -          15    (4,609)      129,410
Eliminations                 -    (86,531)    (86,531)        -      (326,459)
                      --------    -------    --------  ---------   ----------
Total                 $443,177          -    $443,177   $24,804    $2,245,587
                      --------    -------    --------  ---------   ----------
March 31, 2002:
United States         $165,043    $15,188    $180,231   $11,930    $  963,452
Americas (Non-US)        2,370      9,112      11,482       291        74,648
Far East North          78,175     25,386     103,561     6,399       449,290
Far East South          89,365     12,072     101,437    12,501       381,836
Europe                  73,333      6,060      79,393     2,099       396,950
Corporate & Other           21          -          21   (13,537)       82,251
Eliminations                 -    (67,818)    (67,818)        -      (270,912)
                      --------    -------    --------   --------   ----------
Total                 $408,307          -    $408,307   $19,683    $2,077,515
                      --------    -------    --------   --------   ----------


                                   Inter-
As of and for         Customer    Company     Total                Identifiable
nine months ended:    Revenue     Revenue    Revenue   Net Income     Assets
March 31, 2003:       --------    -------    --------  ----------  ------------

United States       $  481,156    $60,235  $  541,391   $23,573    $  992,866
Americas (Non-US)       13,848     21,551      35,399     1,566        56,159
Far East North         299,863    114,085     413,948    27,561       481,021
Far East South         345,817     40,233     386,050    48,177       468,336
Europe                 226,302     21,993     248,295    (1,445)      444,254
Corporate & Other           46          -          46   (16,478)      129,410
Eliminations                 -   (258,097)   (258,097)        -      (326,459)
                     ---------    -------   ---------   --------   ----------
Total               $1,367,032          -  $1,367,032   $82,954    $2,245,587
                     ---------    -------   ---------   --------   ----------
March 31, 2002:
United States       $  492,572    $41,113  $  533,685   $12,090    $  963,452
Americas (Non-US)        6,612     27,482      34,094      (202)       74,648
Far East North         255,520     90,317     345,837    24,207       449,290
Far East South         275,348     37,484     312,832    35,046       381,836
Europe                 225,121     20,152     245,273     1,045       396,950
Corporate & Other           47          -          47   (23,043)       82,251
Eliminations                 -   (216,548)   (216,548)        -      (270,912)
                     ---------    -------   ---------   -------    ----------
Total               $1,255,220          -  $1,255,220   $49,143    $2,077,515
                     ---------    -------   ---------   -------    ----------

7) Other items

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

The major components of the fiscal 2001 fourth quarter and fiscal 2002 second quarter charges, and the remaining accrual balance as of March 31, 2003 were as follows:
                                                                   Accrued
                         June    December     Cash      Assets    Balance at
                         2001      2001     Payments   Disposed   March 31,
(In thousands)          Charge    Charge      Made     & Other       2003
                       -------   --------   --------   --------   ----------
Severance & other
 benefits              $27,690    $18,675   ($35,302) ($ 6,301)     $4,762
Inventory write-offs    12,714          -          -   (12,714)          -
Asset write-offs         3,043     15,483          -   (18,526)          -
                       -------    --------  --------   --------   ----------
Total                  $43,447    $34,158   ($35,302) ($37,541)     $4,762
                       -------    --------  --------   --------   ----------



All of the employment reductions have occurred with severance payments being made over a period of up to twenty-four months after the severance date. The remaining severance payments will be paid during the next seven months.


8)  New accounting pronouncements

The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of July 1, 2002. These statements address the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, respectively. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 143 and SFAS No. 144 had no material impact on the consolidated financial statements.

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

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact on the Company.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable
Interest Entities". It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation is effective immediately for variable interest entities created after January 31, 2003, and effective July 1, 2003 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of this Interpretation to have any impact on its fiscal 2004 consolidated financial statements.

                              MOLEX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Consolidated net revenues were $443.2 million for the quarter ended March 31, 2003, up 8.5 percent in U.S. dollars and 2.3 percent in local currencies over the prior year period. For the nine months ended March 31, 2003, net revenues were $1.37 billion compared with $1.26 billion last year, rising 8.9 percent in U.S. dollars and 5.4 percent in local currencies. The strengthening of other currencies compared with the U.S. dollar increased net revenues by $25.5 million and $44.4 million for the quarter and year-to-date periods, respectively.

Net revenue in the Americas region was up slightly over the prior year quarter and rose 2 percent over the prior year-to-date period, but demand in the telecom infrastructure and fiber optics markets continues to be difficult in the current economic environment.

Quarterly net revenue in the Far East North region increased 27 percent in U.S. dollars and 13 percent in local currencies compared with last year. For the nine months ended March 31, 2003, revenue rose 20 percent in U.S. dollars and 14 percent in local currencies. New products developed for the digital consumer electronics market aided the year-over-year revenue growth.

Far East South net revenue for both quarter and year-to-date periods rose 23 percent in U.S. dollars and 22 percent in local currencies over the respective prior year periods. The region was helped by strong demand in consumer electronics, personal computers and mobile telephones as well as our introduction of new products and the continued movement of manufacturing to the region by our global customers.

In Europe, net revenue increased 2 percent in U.S. dollars, but was down 16 percent in local currencies compared with the prior year quarter. For the nine months ended March 31, 2003, revenue was up 1 percent in U.S. dollars but down 11 percent in local currencies. The decline was a result of the depressed telecom infrastructure market, reflecting a downturn that started later than those in the U.S. and Asia. The transfer of manufacturing to China by our customers has also impacted the region.

For the nine months ended March 31, 2003, 65.0 percent of Molex's worldwide net revenue was generated from its international operations. International operations are subject to currency fluctuations and government actions. Molex monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Due to the uncertainty of the foreign exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted results in the past and may impact results in the future.

Gross profit as a percent of net revenue was 33.5 percent for the quarter ended March 31, 2003 compared with 32.4 percent last year. For the nine months ended March 31, 2003, the gross profit percentage was 33.2 percent compared with 31.5 percent in the prior year. The prior year-to-date gross profit margin was impacted by a $7.1 million charge taken in the second quarter last year. The increase for the current year was also partially due to higher revenues and absorption of fixed manufacturing costs, as well as a benefit from favorable pricing of raw materials on a more favorable mix of product sales.

Selling and administrative expenses were $117.4 million and $351.0 million, respectively, for the quarter and nine-month period ended March 31, 2003 as compared with $107.1 million and $328.0 million, respectively, for the corresponding periods in the prior year. As a percent of net revenue, selling and administrative expenses for the quarter were 26.5 percent compared with
26.2 percent in the prior year, and for the year-to-date period were 25.7 percent compared with 26.1 percent in the prior year. The prior year-to-date number includes a $15.7 million charge taken in the second quarter last year. The current year included the reinstatement of salaries and certain employee retirement benefits to normal levels as well as increased expenses for travel and other revenue related expenses. Also included in selling and administrative expenses are research and development expenditures, which for the nine months ended March 31, 2003, increased $5.8 million but decreased slightly as a percent of net revenue to 6.5 percent from 6.6 percent in the prior year period due to higher revenues.

Interest income, net of interest expense, was $1.6 million in the quarter ended March 31, 2003 compared with $1.1 million in the prior year and was $6.6 million for the nine months ended March 31, 2003 as compared with $4.0 million a year ago. The current year-to-date balance included an interest benefit from the favorable closure of corporate tax audits in several jurisdictions, as well as additional interest on our higher cash balances.

The effective tax rate was 24.0 percent for both the quarter and year-to-date periods ended March 31, 2003 compared with 24.0 percent and 14.1 percent in the comparable prior year periods. Excluding the impact of prior year charges, the effective tax rate for the nine months ended March 31, 2003 was consistent with the fiscal 2002 nine-month effective tax rate after adjusting the tax rate for the $5.0 million one-time tax benefit recorded in the second quarter of last year.

Net income for the quarter was $24.8 million or 13 cents per basic and diluted share compared with $19.7 million or 10 cents per basic and diluted share for the same quarter last fiscal year. For the nine months ended March 31, 2003, net income was $83.0 million or 43 cents per basic and diluted share, as compared with net income of $49.1 million or 25 cents per basic and diluted share for the same period last year. Currency translation increased net income by $0.8 million for the quarter and by $1.5 million for the nine-month period.

The change in comprehensive income in Note 3 is mainly due to foreign currency translation adjustments due to the stronger Euro versus the U.S. dollar when comparing rates at June 30, 2002 to those at March 31, 2003. When comparing with the same period last year, June 30, 2001 to March 31, 2002, foreign currencies were generally weaker versus the U.S. dollar.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Molex continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while maintaining a relatively low level of debt. Working capital at March 31, 2003 was $623.1 million compared with $555.8 million at June 30, 2002.

Net cash provided from operations was down from the prior year due primarily to a $30.4 million change in working capital that was partially offset by higher net income. A rising level of business and profits in the current year required higher levels of accounts receivable and inventory than in the prior year.

Net cash used for investments was $196.2 million, a change of $138.5 million from the prior year, driven mainly by a $101.0 million change in marketable securities that increased $45.8 million in the nine-months ended March 31, 2003 versus a $55.2 million decrease in the same period of fiscal 2002. Capital expenditures were $127.6 million, slightly higher than the prior year total of $127.0 million.

Net cash used for financing activities was $73.3 million compared with $81.3 million in the prior period. During the nine months ended March 31, 2003, the Company purchased an aggregate of 2,677,500 shares of treasury stock at an aggregate cost of $60.0 million. This is in accordance with authorization by the Board of Directors allowing for the purchase of up to $100 million of Company stock during the current fiscal year.

Management believes that the Company's current liquidity and financial flexibility are adequate to support its current and future growth.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of July 1, 2002. These statements address the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, respectively. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 143 and SFAS No. 144 had no material impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact on the Company.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable
Interest Entities". It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation is effective immediately for variable interest entities created after January 31, 2003, and effective July 1, 2003 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of this Interpretation to have any impact on its fiscal 2004 consolidated financial statements.


OUTLOOK
-------
The outlook for the remainder of fiscal 2003 remains challenging based on the uncertainty of the current worldwide economic conditions and the limited visibility in our industry. We continue to see customers ordering only for their short-term requirements with little advance notice. New product development continues to remain a high priority this fiscal year. Molex's global team has considerable experience in managing through difficult market conditions and is focused on maintaining profitability while developing the new products necessary to expand its market share. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.


FORWARD LOOKING STATEMENT
-------------------------

This document contains various forward looking statements. Statements that are not historical are forward looking statements and are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rates, technology changes, patent issues, litigation results, legal and regulatory developments, and other risks and uncertainties described in documents filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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

A formalized treasury risk management policy has been implemented by the Company that describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments are subject to approval levels by senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

Interest rate exposure is principally limited to the $145.6 million of marketable securities owned by the Company and the Company's $13.3 million of long-term debt. The securities are debt instruments that generate interest income for the Company on temporary excess cash balances. The Company does not actively manage the risk of interest rate fluctuations on the marketable securities. However, such risk is mitigated by the relatively short term, less than twelve months, nature of these investments. The Company's long-term debt is generally at fixed rates and primarily consists of bank loans and mortgages. The Company does not enter into derivative transactions (i.e., interest rate swaps) with respect to its long-term debt as the current interest expense on this debt is not deemed material to operations.

CONTROLS AND PROCEDURES
-----------------------

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



                          Part II - Other Information
                          ---------------------------

Items 1-5. Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K were filed on:

          February 13, 2003 containing:

         1) a press release announcing the election of a new director, Michelle L. Collins, to its Board.

         2) the certification under Section 906 of the Sarbanes-Oxley Act of 2002 "Corporate Responsibility for Financial Reports".



          April 16, 2003 containing:

         1) a press release announcing its results of operations for the third fiscal quarter and nine months ended March 31, 2003

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





Date   May 14, 2003                      /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Executive Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date   May 14, 2003                      /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel

                                CERTIFICATIONS
                                --------------

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

Date:   May 14, 2003



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




Date:   May 14, 2003



                                             /s/ROBERT B. MAHONEY
                                             Robert B. Mahoney
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer