Form 10-K
period 2003-06-30
MOLEX INC
filed 2003-09-25
CIK 67472

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003          Commission File Number 0-7491

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes    X        No  _____

On August 29, 2003, the following numbers of shares of the Company's common stock were outstanding:

        Common Stock                        100,416,878
        Class A Common Stock                 90,606,517
        Class B Common Stock                     94,255

The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $1.69 billion.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2003, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Proxy Statement for the annual meeting of Stockholders, to be held on October 24, 2003 are incorporated by reference into Part III of this report.

Index to Exhibits listed on Pages 18 through 19.

                               TABLE OF CONTENTS


Part I                                                                Page

       Item 1.  Business                                                3
       Item 2.  Properties                                              7
       Item 3.  Legal Proceedings                                       8
       Item 4.  Submission of Matters to a Vote of Security Holders     8


Part II

       Item 5.  Market for the Registrant's Common Equity and           8
                 Related Stockholder Matters
       Item 6.  Selected Financial Data                                 9
       Item 7.  Management's Discussion and Analysis of Financial       9
                 Condition and Results of Operations
       Item 7A. Quantitative and Qualitative Disclosures About          9
                 Market Risk
       Item 8.  Financial Statements and Supplementary Data             9
       Item 9.  Changes in and Disagreements with Accountants on        9
                 Accounting and Financial Disclosure
       Item 9A. Controls and Procedures                                10

Part III

       Item 10. Directors and Executive Officers of the Registrant     11
       Item 11. Executive Compensation                                 13
       Item 12. Security Ownership of Certain Beneficial Owners        13
                 and Management and Related Stockholder Matters
       Item 13. Certain Relationships and Related Transactions         13
       Item 14. Principal Accountant Fees and Services                 13

Part IV

       Item 15. Exhibits, Financial Statement Schedule, and Reports    14
                 on Form 8-K

       Independent Auditors' Report on Schedule                        16
       Schedule II - Valuation and Qualifying Accounts                 17
       Index to Exhibits                                               18
       Signature Page                                                  20


Statements in this filing that are not historical are forward-looking and are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Certain of these risks and uncertainties are set forth in this and other documents filed with the Securities and Exchange Commission and include economic conditions in various regions, product and price competition and foreign currency exchange rate changes. Molex does not undertake to revise these forward-looking statements or to provide any updates regarding information contained in this release resulting from new information, future events or otherwise.

                                     PART I



Item 1 - Business


                      General Development of the Business

Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries.


                      General Description of the Business

Molex is a global manufacturer of electronic components, including electrical and fiber optic interconnection products and systems, switches, integrated products and application tooling. The Company operates 58 plants in 19 countries and employs 17,275 people worldwide. In fiscal 2003, products manufactured and sold outside the U.S. generated 66% of sales.

Molex makes available through its website, www.molex.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Molex serves original equipment manufacturers in industries that include automotive, business equipment, computer, computer peripheral, consumer products, industrial equipment, premises wiring and telecommunications. The Company offers more than 100,000 products to customers, primarily through direct sales people and authorized distributors. The global market for electronic connectors is estimated at $24.9 billion. Molex is the second-largest connector manufacturer in the world in what is a fragmented but highly competitive industry.

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




                     Percentage of
                     Fiscal 2003
Market               Net Revenue       Products
------------         -------------     ---------------------------------
Computers               31%            Computers, peripheral equipment,
                                       copiers, printers and scanners

Telecommunications      20%            Networking equipment, switches,
                                       transmission equipment, and cellular
                                       and mobile products

Consumer Products       19%            Televisions, HDTV, CD players,
                                       video/electronic equipment,
                                       electronic games, microwave ovens,
                                       refrigeration, washers, dryers, and
                                       dishwashers

Automotive              19%            Engine control units, adaptive breaking
                                       systems, panel instrumentation, and
                                       other automotive electronics

Industrial               7%            Factory automation, robotics,
                                       instrumentation and process
                                       controllers, electrical power equipment
                                       and transportation equipment

Other                    4%            Miscellaneous





The Company sells its products primarily to original equipment manufacturers and their subcontractors and suppliers. The Company's customers include various multinational companies, including AT&T, Canon, Cisco, Compaq, Delphi, Hewlett Packard, IBM, Lucent, Matsushita, Motorola, Nokia, Philips, Sony, Tellabs, Thomson, Toshiba, Visteon and Xerox, many of which Molex serves on a global basis. Net revenues contributed by different industry groups fluctuate due to various factors including model changes, new technology, introduction of new products and composition of customers. No customer accounted for 10% or more of net revenues in fiscal years 2003, 2002 or 2001.

Financial information by geographic area for each of the last three fiscal years in the periods ended June 30, 2003, 2002 and 2001 is included in Note 11 of the Notes to the Consolidated Financial Statements which is referenced in
Item 8.







In the United States and Canada, the Company sells its products primarily through direct sales engineers and industrial distributors. Internationally, Molex sells primarily through its own sales organizations in Japan, Hong Kong, Singapore, Taiwan, Republic of Korea, Malaysia, Thailand, China, Australia, England, Italy, Ireland, France, Spain, Germany, the Netherlands, Poland, Sweden, Turkey, Finland, Czech Republic, Slovenia, Russia, India,
Mexico and Brazil.

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

Molex generally seeks to locate manufacturing facilities to serve local customers and currently has 58 manufacturing facilities in 19 countries on six continents.

The principal raw materials and component parts Molex purchases for the manufacture of its products include brass, copper, aluminum, steel, tin, nickel, gold, silver, nylon and other molding materials, and nuts, bolts, screws and rivets. Virtually all materials and components used in the Company's products are available from several sources, although to achieve economies of scale the Company does concentrate purchases from a limited number of suppliers and thus in the short term, are dependent upon these suppliers to meet performance and quality specifications and delivery schedules. Although the availability of such materials has generally been adequate, no assurance can be given that additional cost increases or material shortages or allocations imposed by its suppliers in the future will not have a materially adverse effect on the operations of the Company.



                                  Competition

The market in which the Company operates is highly fragmented with a significant number of smaller competitors. Many of these companies offer products in some, but not all, of the markets and regions served by the Company. Pricing within the industry remains highly competitive. The general trend in the industry is for customers to consolidate their supply base by selecting global companies possessing broad product lines for the majority of their connector requirements. The Company believes that it is gaining market share as a result of this trend, through it's global presence, financial strength, broad product line, emphasis on new product development, as well as the benefits derived from its global operating system.



                            Research and Development

Molex incurred total research and development costs of $117.0 million in 2003, $111.8 million in 2002, and $134.6 million in 2001.


                                    Patents

As of June 30, 2003, the Company owned 745 United States patents and had 194 patent applications on file with the United States Patent Office. The Company also has 1,742 corresponding patents issued and 1,618 applied for in other countries as of June 30, 2003. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.


                                    Backlog

The backlog of unfilled orders at June 30, 2003 was approximately $185.6 million; this compares to $203.5 million at June 30, 2002. Substantially all of these orders are scheduled for delivery within twelve months. The Company's experience is that orders are normally delivered within ninety days from acceptance.


                                   Compliance

The Company monitors the environmental laws and regulations in the countries in which it operates and has implemented an environmental program to reduce the generation of potentially hazardous materials during its manufacturing process. The Company believes it is in full compliance with federal, state and local regulations pertaining to environmental protection. The Company does not anticipate that the costs of compliance with such regulations will have a material effect on its capital expenditures, earnings or competitive position.


                                   Employees

As of June 30, 2003, the Company employed 17,275 people worldwide. The Company believes its relations with its employees are favorable.


                            International Operations

The Company is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 2003 was approximately 66% of consolidated net revenue. Total assets reported by international operations comprised 64% of consolidated total assets.

The Company believes the international net revenue and earnings will continue to be significant. The analysis of the Company's operations by geographical area appears in footnote 11 on page 51 of the 2003 Annual Report to Shareholders and is incorporated herein by reference.

A discussion of market risk associated with changes in foreign currency exchange rates can be found under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 35 of the 2003 Annual Report to Shareholders and is incorporated herein by reference.


Item 2 - Properties


Molex owns and leases manufacturing, warehousing and office space in several locations around the world. The total square footage of these facilities is presented below:


                  Owned           Leased          Total
                ---------         -------       ---------
                6,569,703         401,150       6,970,853


The leases are of varying terms with expirations ranging from fiscal 2004 through fiscal 2017. The leases in aggregate are not considered material to the financial position of the Company.

The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs.


A listing of principal manufacturing facilities is presented below:

Australia                   Italy                 Singapore
  Melton, Victoria            Padova                Jurong Town

Brazil                      Japan                 Slovakia
  Manaus                      Kagoshima (3)         Bratislava
  Sao Paulo                   Okayama               Kechnec
                              Shizuoka              Liptovsky Hradok
China (P.R.C.)                Tochigi
  Dongguan (2)                Yamato              Taiwan
  Shanghai                                          Taipei
  Dalian (2)                Malaysia
                              Perai, Penang       Thailand
England                                             Bangpakong
  Farnham                   Mexico
                              Guadalajara         United States
Germany                       Nogales               Pinellas Park, Florida
  Biberach                                          St. Petersburg, Florida
  Ettlingen                 Poland                  Bolingbrook, Illinois
                              Tczew                 Downers Grove, Illinois (3)
India                         Sulecin               Lincoln, Nebraska (3)
  Bangalore                                         Naperville, Illinois (2)
  Gandhinagar               Puerto Rico             Mooresville, Indiana
  Noida                       Ponce                 Gilford, New Hampshire
                                                    Maumelle, Arkansas (2)
Ireland                     Republic of Korea       Auburn Hills, Michigan (2)
  Millstreet                  Ansan City (2)
  Shannon (2)                 Gwang-Ju
  Ennis








Item 3 - Legal Proceedings

None deemed material to the Company's financial position or consolidated results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None.



                                    PART II


Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters

Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock. The information set forth under the caption "Fiscal 2003, 2002, and 2001 by Quarter (Unaudited)" on page 52 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

The number of shareholders of record at June 30, 2003 was 5,416 for Common Stock and 8,447 for Class A Common Stock.

The following table presents quarterly dividends per common share for the last two fiscal years.
                                                     Class A
                        Common Stock               Common Stock
                  ------------------------  ------------------------

                  Fiscal 2003  Fiscal 2002  Fiscal 2003  Fiscal 2002
                  -----------  -----------  -----------  -----------
Quarter Ended -

  September 30,     $0.0250      $0.0250      $0.0250      $0.0250
  December 31,       0.0250       0.0250       0.0250       0.0250
  March 31,          0.0250       0.0250       0.0250       0.0250
  June 30,           0.0250       0.0250       0.0250       0.0250
                  -----------  -----------  -----------  -----------
          Total     $0.1000      $0.1000      $0.1000      $0.1000
                  -----------  -----------  -----------  -----------





Cash dividends on Common Shares have been paid every year since 1977. On January 28, 2000, the Board of Directors of Molex declared a regular quarterly cash dividend of $0.025 per share that will be in effect unless or until the Board takes further action regarding the cash dividend.

Descriptions of the Company's Common Stock appear under the caption "Description of the Three Different Classes of Stock" in the Company's 2003 Proxy statement and in footnote 3 on page 43 of the 2003 Annual Report to Shareholders and are incorporated herein by reference.









Item 6 - Selected Financial Data

The information set forth under the caption "Ten Year Financial Highlight Summary" (only the five years in the period ended June 30, 2003) on page 28 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion of Financial Condition and Results of Operations" on pages 29 through 35 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 35 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The following consolidated financial statements of the Company set forth on pages 37 through 51 of the 2003 Annual Report to Shareholders and the independent auditors' report set forth on page 36 of the 2003 Annual Report to Shareholders are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated Balance Sheets - June 30, 2003 and 2002
     Consolidated Statements of Income for the years ended June 30, 2003, 2002 and 2001
     Consolidated Statements of Shareholders' Equity for the years ended
      June 30, 2003, 2002 and 2001
     Consolidated Statements of Cash Flows for the years ended June 30, 2003,
      2002 and 2001
     Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations, set forth under the caption "Fiscal 2003, 2002, and 2001 by Quarter (Unaudited)" on page 52 of the 2003 Annual Report to Shareholders, is incorporated herein by reference.



Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.





Item 9A. - Controls and Procedures


As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





                                    PART III


Item 10 - Directors and Executive Officers of the Registrant

The information under the caption "Election of Directors" in the Company's Proxy Statement for the annual meeting of Stockholders to be held on October 24, 2003 (the "Company's 2003 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished below.



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

                                                                       Year
                                                                     Employed
                           Positions Held with Registrant               by
Name                       During the Last Five Years  (a)      Age  Registrant
------------------------   -------------------------------      ---  ----------
Frederick A. Krehbiel(b)   Co-Chairman (1999-); Co-Chief         62    1965(c)
                           Executive Officer (1999-2001);
                           Chairman (1993-1999) and Chief
                           Executive Officer (1988-1999).

John H. Krehbiel, Jr.(b)   Co-Chairman (1999-); Co-Chief         66    1959(c)
                           Executive Officer (1999-2001);
                           President (1975-1999) and Chief
                           Operating Officer (1996-1999).

J. Joseph King             Vice Chairman and  Chief              59    1975
                           Executive Officer (2001-);
                           President and Chief Operating
                           Officer (1999-2001); Executive
                           Vice President (1996-1999)

Martin P. Slark            President and Chief Operating         48    1976
                           Officer (2001-); Executive
                           Vice President (1999-2001);
                           Corporate Vice President
                           (1990-1999) and  Regional President,
                           Americas (1996-1998);


Robert B. Mahoney          Executive Vice President(2002-);      50    1995
                           Corporate Vice President (1996-2002)
                           Treasurer and Chief Financial
                           Officer (1996-).





                                                                       Year
                                                                     Employed
                           Positions Held with Registrant               by
Name                       During the Last Five Years  (a)      Age  Registrant
------------------------   -------------------------------      ---  ----------
Ronald L. Schubel          Executive Vice President (2001-)      60    1981
                           and Regional President, Americas
                           (1998-); Corporate Vice President
                           (1982-2001).

James E. Fleischhacker     Executive Vice President (2001-);     59    1984
                           Corporate Vice President (1994-
                           2001); Regional President, Far
                           East South (1998-2001); Divisional
                           President, DataCom Division-Americas
                           (1989-1998).

Werner W. Fichtner         Corporate Vice President              60    1981
                           (1987-) and Regional President,
                           Europe (1981-).

Goro Tokuyama              Corporate Vice President              69    1985
                           (1990-), Regional President,
                           Far East North (1988-), and
                           President of Molex Japan Co.,
                           Ltd. (1985-2002).


Kathi M. Regas             Corporate Vice President (1994-);     47    1985

Louis A. Hecht             Corporate Secretary (1977-) and       59    1974
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




In accordance with Item 406 of Regulation S-K, the Company has adopted a code of ethics that applies to all employees and officers, including the chief executive officer and chief financial officer, and has posted the code of ethics on its website at www.molex.com.







Item 11 - Executive Compensation

The information under the caption "Information About Executive Officer Compensation and Transactions" in the Company's 2003 Proxy Statement is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions "Security Ownership of Directors, Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Company's 2003 Proxy Statement is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

The information under the captions "Election of Directors," "Information About Executive Officer Compensation and Transactions" and "Security Ownership of Directors, Management and Certain Beneficial Owners" in the Company's 2003 Proxy Statement is herein incorporated by reference.


Item 14 - Principal Accountant Fees and Services

The information under the caption "Independent Auditor Fees" in the Company's 2003 Proxy Statement is herein incorporated by reference.

























                                   PART IV


Item 15 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  1. Financial Statements

The following consolidated financial statements contained in the Company's 2003 Annual Report to Shareholders have been incorporated by reference in Item 8.



                                                              Page(s) in
                                                             Annual Report
    Item                                                    to Shareholders
   --------------------------------------------             ---------------

   Independent Auditors' Report                                    36

   Consolidated Balance Sheets - June 30, 2003
    and 2002                                                       37

   Consolidated Statements of Income - for
    the years ended June 30, 2003, 2002 and 2001                   38

   Consolidated Statements of Shareholders' Equity
    for the years ended June 30, 2003, 2002 and 2001               39

   Consolidated Statements of Cash Flows - for the
    years ended June 30, 2003, 2002 and 2001                       40

   Notes to Consolidated Financial Statements                     41-51

   Fiscal 2003, 2002 and 2001 by Quarter (Unaudited)               52



(a)  2. Financial Statement Schedule                           Page in the
                                                                Form 10-K
                                                               -----------

   Independent Auditors' Report                                    16


   Schedule II - Valuation and Qualifying Accounts                 17










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


(b)  Reports on Form 8-K

Reports on Form 8-K were filed on:


April 16, 2003 containing:

1) a press release announcing its results of operations for the third fiscal quarter and nine months ended March 31, 2003.


May 14, 2003 containing:

1) the certification under Section 906 of the Sarbanes-Oxley Act of 2002 "Corporate Responsibility for Financial Reports".



May 29, 2003 containing:

1) a press release announcing its intention to record a pretax charge in its fiscal fourth quarter ending June 30, 2003 of approximately $38 to $40 million.





















                         INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Shareholders of Molex Incorporated
Lisle, Illinois

We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 2003 and 2002, and for each of the three years in the period ended June 30, 2003, and have issued our report thereon dated July 21, 2003; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP




Chicago, Illinois
July 21, 2003










                              Molex Incorporated
             Schedule II - Valuation and Qualifying Accounts
            For the Years Ended June 30, 2003, 2002, and 2001



                       Balance at                                             Balance
Allowance for Losses   Beginning    Charged to   Accounts      Translation    at End
 and Adjustments:      of Period      Income     Written Off   Adjustments   of Period
_________________      _________    _________    ___________   ___________   _________

2003

   Receivables         $ 18,692      $    176      $   (978)      $    512    $ 18,402

   Inventories           46,917        10,321       (18,597)         1,746      40,387



2002

   Receivables         $ 19,741      $    237      $ (1,593)      $    307    $ 18,692

   Inventories           67,445        19,418       (44,292)         4,346      46,917


2001

   Receivables          $23,712      $   (634)     $ (1,329)      $ (2,008)   $ 19,741

   Inventories           49,148        41,305       (20,066)        (2,942)     67,445



















                       MOLEX INCORPORATED EXHIBIT INDEX


Exhibit
Number       Exhibit
---------    ----------------------------------------------------
   3           3.1  Certificate of Incorporation
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

              10.5  The 1998 Molex Incorporated
                    Stock Option Plan (incorporated by reference to 1999 Form 10-K, Exhibit 10.5)

              10.6  The 2000 Molex Incorporated
                    Incentive Stock Option Plan (incorporated by reference to 2001 Form 10-K, Exhibit 10.6)

              10.7  The 2000 Molex Incorporated
                    Executive Stock Bonus Plan (as amended)
                    (incorporated by reference to 2001 Form
                    10-K, Exhibit 10.7)

              10.8  The 2000 Molex Incorporated
                    Long-Term Stock Plan (incorporated by
                    reference to 2001 Form 10-K, Exhibit 10.8)




Exhibit
Number       Exhibit
---------    ----------------------------------------------------

  13           Molex Incorporated Annual report to
               Shareholders for the year ended
               June 30, 2003.  (Such report, except
               to the extent incorporated herein by
               reference, is being furnished for the
               information of the Securities and
               Exchange Commission only and is not
               to be deemed filed as a part of this
               annual report on Form 10-K)





  21           Subsidiaries of registrant

  23           Independent Auditors' Consent

  31           Rule 13a-14(a)/15d-14(a) Certifications

               31.1  Section 302 certification by Chief
                     Executive Officer

               31.2  Section 302 certification by Chief
                     Financial Officer


  32           Section 1350 Certifications

               32.1  Section 906 certification by chief
                     Executive Officer

               32.2  Section 906 certification by Chief
                     Financial Officer


(All other exhibits are either inapplicable or not required)




















                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this annual Report to be signed on its behalf by the undersigned, there unto duly authorized.



                                                MOLEX INCORPORATED
                                                     (Company)

September 25, 2003                         By:    /S/ ROBERT B. MAHONEY

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




September 25, 2003     Co-Chairman of the Board    /S/ FREDERICK A. KREHBIEL

                                                       Frederick A. Krehbiel

September 25, 2003     Co-Chairman of the Board    /S/ JOHN H. KREHBIEL, JR.

                                                       John H. Krehbiel, Jr.

September 25, 2003     Vice Chairman and Chief     /S/ J. JOSEPH KING
                        Executive Officer
                       Director                        J. Joseph King

September 25, 2003     President and Chief
                        Operating Officer          /S/ MARTIN P. SLARK
                       Director
                                                       Martin P. Slark

September 25, 2003     Executive Vice President,   /S/ ROBERT B. MAHONEY
                        Treasurer and Chief
                        Financial Officer              Robert B. Mahoney

September 25, 2003     Director                    /S/ FRED L. KREHBIEL

                                                       Fred L. Krehbiel

September 25, 2003     Director                    /S/ MICHAEL J. BIRCK

                                                       Michael J. Birck

September 25, 2003     Director                    /S/ DOUGLAS K. CARNAHAN

                                                       Douglas K. Carnahan

September 25, 2003     Director

                                                       Michelle L. Collins

September 25, 2003     Director                    /S/ EDGAR D. JANNOTTA

                                                       Edgar D. Jannotta

September 25, 2003     Director

                                                       Joe W. Laymon

September 25, 2003     Director                    /S/ DONALD G. LUBIN

                                                       Donald G. Lubin

September 25, 2003     Director                    /S/ MASAHISA NAITOH

                                                       Masahisa Naitoh

September 25, 2003     Director                    /S/ ROBERT J. POTTER

                                                       Robert J. Potter




