Form 10-Q
period 2003-09-30
MOLEX INC
filed 2003-11-13
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                 September 30, 2003


Commission File Number ____0-7491_______

                              MOLEX INCORPORATED
             (Exact name of registrant as specified in its charter)

         Delaware                                  36-2369491
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

2222 Wellington Court, Lisle, Illinois                  60532
<Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  630-969-4550



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes       X                  No  ________


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)  Yes   X     No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At September 30, 2003:


	    	Common Stock         	    100,398,884 shares

		Class A Common Stock 	     89,863,740 shares

		Class B Common Stock	         94,255 shares









                              MOLEX INCORPORATED

                                     INDEX



PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets --                     2
          September 30, 2003 and June 30, 2003
          Condensed Consolidated Statements of Income --               3
          Three Months Ended September 30, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows --           4
          Three Months Ended September 30, 2003 and 2002

          Notes to Condensed Consolidated Financial Statements         5

  Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition                        9

  Item 3. Quantitative and Qualitative Disclosure About
          Market Risk                                                 11

  Item 4. Controls and Procedures                                     12


PART II - OTHER INFORMATION



  Item 4. Submission of Matters to a Vote of Security Holders         12

  Item 5. Other Information                                           13

  Item 6. Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                            14

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

              ASSETS                              September 30,     June 30,
                                                      2003            2003
                                                    _________      _________
                                                   (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                         $  158,794     $  178,976
 Marketable securities                                161,848        171,235
 Accounts receivable - net                            441,280        396,780
 Inventories                                          195,653        179,256
 Other current assets                                  49,921         35,866
                                                    _________      _________
   Total current assets                             1,007,496        962,113

PROPERTY, PLANT AND EQUIPMENT - NET                 1,023,584      1,007,948

GOODWILL                                              160,729        160,732
OTHER ASSETS                                          202,192        204,097
                                                    _________      _________
                                                   $2,394,001     $2,334,890
                                                    _________      _________
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  188,650     $  175,815
 Accrued expenses                                     131,561        117,994
 Other current liabilities                             60,956         62,339
                                                    _________      _________
   Total current liabilities                          381,167        356,148

OTHER NON-CURRENT LIABILITIES                           3,297          6,123
ACCRUED PENSION AND POSTRETIREMENT BENEFITS            61,870         58,430
LONG-TERM DEBT                                         10,860         13,137
OBLIGATIONS UNDER CAPITAL LEASES                        3,461          3,731
MINORITY INTEREST                                         825            753

SHAREHOLDERS' EQUITY
 Common stock                                          10,700         10,680
 Paid-in capital                                      346,478        341,530
 Retained earnings                                  2,030,750      2,003,440
 Treasury stock                                      (458,049)      (437,234)
 Deferred unearned compensation                       (29,544)       (32,094)
 Cumulative translation and
  other adjustments                                    32,186         10,246
                                                    _________      _________
   Total shareholders' equity                       1,932,521      1,896,568
                                                    _________      _________
                                                   $2,394,001     $2,334,890
                                                    _________      _________

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - In thousands except per share data)

                                                           THREE MONTHS ENDED
                                                              September 30,
                                                          ___________________
                                                            2003       2002
                                                          ________   ________
NET REVENUE                                               $496,763   $469,246

COST OF SALES                                              327,382    309,690
                                                          ________   ________
 Gross Profit                                              169,381    159,556

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
 Selling                                                    44,416     40,877
 General and Administrative                                 81,556     79,591
                                                          ________    _______
  Total selling, general and administrative expenses       125,972    120,468

 Income from operations                                     43,409     39,088

OTHER INCOME (EXPENSE):
 Interest, net                                               1,235      1,010
 Other income (expense)                                       (666)      (583)
                                                          ________   ________
   Total other income (expense)                                569        427

INCOME BEFORE INCOME TAXES                                  43,978     39,515
INCOME TAXES                                                11,916      9,553
                                                          ________   ________
NET INCOME                                                $ 32,062   $ 29,962
                                                          ________   ________
EARNINGS PER COMMON SHARE:
  BASIC                                                      $0.17      $0.16
  DILUTED                                                    $0.17      $0.15



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                                    190,679    192,865
  DILUTED                                                  192,372    194,439


CASH DIVIDENDS PER COMMON SHARE                             $0.025     $0.025


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                         THREE MONTHS ENDED
                                                            September 30,
                                                        ___________________
                                                          2003       2002
                                                        ________   ________
CASH AND CASH EQUIVALENTS, Beginning of Period          $178,976   $213,477

 OPERATING ACTIVITIES:
  Net income                                              32,062     29,962
  Add (deduct) non-cash items included
   in net income -
    Depreciation and amortization                         55,475     56,396
    Amortization of deferred unearned compensation         3,007      3,281
    Other charges to net income                             (394)      (204)

  Changes in assets and liabilities, excluding
   effects of foreign currency adjustments -
    Accounts receivable                                  (36,008)    (8,702)
    Inventories                                          (13,767)    (9,944)
    Other current assets                                 (10,953)       654
    Accounts payable                                       7,121     (8,737)
    Accrued expenses                                       7,886     13,327
    Other liabilities                                    (12,520)   (13,707)
                                                         _______    _______
     CASH PROVIDED FROM OPERATING ACTIVITIES              31,909     62,326

 INVESTING ACTIVITIES:
    Capital expenditures                                 (45,324)   (38,098)
    Proceeds from sale of property, plant
     and equipment                                           985        786
    (Increase)decrease in marketable securities            9,387    (22,558)
    Other investing activities                            (3,044)    (5,337)
                                                         _______    _______
     CASH USED FOR INVESTING ACTIVITIES                  (37,996)   (65,207)

 FINANCING ACTIVITIES:
    Net decrease in debt                                  (2,855)    (1,878)
    Principal payments on capital lease obligations       (1,362)    (1,507)
    Cash dividends paid                                   (4,773)    (4,829)
    Purchase of treasury stock                           (19,985)   (25,020)
    Reissuance of treasury stock                             539        602
    Exercise of stock options                              2,177        968
                                                         _______    _______
     CASH USED FOR FINANCING ACTIVITIES                  (26,259)   (31,664)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   12,164     (2,937)
                                                         _______    _______
CASH AND CASH EQUIVALENTS, End of Period                $158,794   $175,995
                                                         _______    _______

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

Molex Incorporated manufactures electronic components, including electrical and fiber optic interconnection products and systems; switches; integrated products; and application tooling in 58 plants in 19 countries throughout the world.

The unaudited financial statements have been prepared from the Company's books and records and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, do not include all information and footnote disclosures included in the annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2003 Annual Report to Shareholders and the 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the prior year's financial statements to conform to the fiscal year 2004 classifications.


(2) Earnings Per Common Share

The reconciliation of basic average common shares outstanding to dilutive average common shares outstanding is as follows (in thousands):


                                                        Three Months Ended
                                                          September 30,
                                                        __________________
                                                          2003       2002
                                                        _______    _______

Weighted average shares outstanding - basic             190,679    192,865

Dilutive effect of stock options                          1,693      1,574
                                                        _______    _______

Weighted average shares outstanding - diluted           192,372    194,439
                                                        _______    _______


(3) Comprehensive Income

Total comprehensive income is summarized as follows (in thousands):



                                                        Three Months Ended
                                                          September 30,
                                                        __________________
                                                          2003       2002
                                                        _______    _______

Net income                                              $32,062    $29,962
Foreign currency transalation adjustments                21,698    (15,876)
Unrealized gain (loss) on
 available-for-sale securities                              242        (77)
                                                        _______    _______

Total comprehensive income                              $54,002    $14,009
                                                        _______    _______

                              MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4) Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of reserves, consist of the following (in thousands):


                                   September 30,        June 30,
                                      2003                2003
                                   ____________       ____________

Raw Materials                       $ 24,750            $ 26,155

Work in Process                       56,254              63,807

Finished Goods                       114,650              89,294
                                   ____________       ____________

                                    $195,653            $179,256
                                   ____________       ____________


5) Stock Option Plans

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, the effects on reported net income and earnings per share would have been as follows (in thousands, except per share data):


                                    Three Months Ended
                                       September 30,
                                    __________________
                                     2003        2002
                                    _______    _______

Net Income, as reported             $32,062    $29,962

Add: Stock-based compensation
 expense included in reported
 net income, net of tax               2,196      2,494

Deduct: Total stock-based
 compensation expense
 determined under fair value
 method for all awards,
 net of tax                          (3,814)    (4,274)
                                    _______    _______
Pro forma net income                $30,444    $28,182
                                    _______    _______

Earnings per share:
   Basic                            $ 0.17     $  0.16
   Diluted                            0.17        0.15


Pro forma earnings per share:
   Basic                            $ 0.16     $  0.15
   Diluted                            0.16        0.15

                              MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6) Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electrical components. Management operates the business by geographic region and information by geographic region is summarized as follows (in thousands):



                                     Inter-
Three                     Customer   company     Total       Net
Months Ended:             Revenue    Revenue    Revenue    Income
September 30, 2003 -      ________   ________   ________   _______

Americas                  $151,491   $ 38,869   $ 23,025   $10,583
Far East North             116,313     48,693    282,866    13,653
Far East South             142,872     17,528    261,067    17,482
Europe                      74,407      8,365    167,594    (1,603)
Corporate and Other         11,680      2,857         31    (8,053)
Eliminations                     -   (116,312)  (171,566)        -
                          ________   ________   ________   _______
Total                     $496,763          -   $496,763   $32,062
                          ________   ________   ________   _______

September 30, 2002 -

Americas                  $165,797   $ 25,193   $190,990   $ 8,951
Far East North             103,027     41,588    144,615    11,694
Far East South             116,367     12,051    128,418    17,891
Europe                      72,969      6,949     79,918       975
Corporate and Other         11,086      3,329     14,325    (9,549)
Eliminations                     -    (89,020)   (89,020)        -
                          ________   ________   ________   _______
Total                     $469,246          -   $469,246   $29,962
                          ________   ________   ________   _______

Revenue is recognized based on the location of the selling entity.


7) Other Charges

During the fourth quarter of fiscal 2003, the Company recorded a pretax charge of $40.1 million ($28.6 million, net of a tax benefit of $11.5 million). This charge included $23.1 million relating to write-offs of manufacturing assets and facilities, $5.1 million for the write-off of licenses and investments and $11.9 million for severance costs related to a workforce reduction of 537 people. Some employment reductions occurred during fiscal 2003, and all remaining employment reductions are expected to occur in the first half of fiscal 2004. Most severance payments will continue for up to a year.

During the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, the Company recorded charges for severance and other termination benefits of $46.4 million associated with global workforce reductions of approximately 1,750 employees. At September 30, 2003, $1.8 million of severance payments related to these workforce reduction actions remained in the consolidated balance sheet.

                              MOLEX INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




The change in the accrued severance balance is summarized as follows (in thousands):


                                June 2003   Dec. 2001  June 2001
                                 Charge      Charge     Charge       Total
                                _________   _________  _________   _________

Balance at June 30, 2003         $10,126     $ 1,831    $  757     $ 12,714
 Charges to expense                    -           -         -            -
 Cash payments                    (2,086)       (484)     (316)      (2,886)
                                _________   _________  _________   _________

Balance at September 30, 2003    $ 8,040     $ 1,347    $  441     $  9,828
                                _________   _________  _________   _________



8) Subsequent Event

On October 28, 2003, Molex announced that it has reached a tentative agreement to purchase in a cash transaction, the assets and business of Connecteurs Cinch S.A. and its subsidiaries in India, China and Portugal from the Snecma Group, its Paris, France based parent. The parties are working together toward finalization of a definitive Asset Purchase and Sale Agreement. Completion of the transaction, expected in the third quarter of fiscal 2004, is subject to receipt of certain regulatory approvals and to approval by the Board of Directors of Molex and the Board of Directors of Snecma S.A. Molex expects incremental sales of approximately $25 to $35 million in fiscal 2004 if the transaction is completed as planned.

                              MOLEX INCORPORATED

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
_____________________

Consolidated revenue was $496.8 million for the first quarter ended September 30, 2003, up $27.6 million, or 5.9 percent, over the prior year period. The strengthening of other currencies compared with the U.S. dollar increased revenue by $10.3 million in the first quarter.

Total revenue in the Americas region of $190.4 million was essentially flat compared with the prior year quarter. An increase in demand in the computer network and mobile telephone markets was offset by the transfer of production by customers to the Far East.

Quarterly revenue in the Far East North region increased 14.1 percent to $165.0 million, as compared with last year's first quarter revenue of $144.6 million. Demand for new products developed for the digital consumer electronics market, such as mobile phones, digital still cameras, flat panel displays and DVDs, was especially strong.

Far East South revenue for the quarter was $160.4 million, up 24.9 percent over the prior year period. Strong demand in the digital consumer, mobile telephone, and notebook and desktop computer markets drove the increase.

In Europe, revenue was $82.8 million, as compared with $79.9 million in the prior year quarter. Foreign currency translation, driven by the stronger euro, favorably impacted sales by $10.5 million. The region continues to feel the impact of the recession, experiencing difficulty in the high-end telecom market as well as the effect from the transfer of mobile phone production by customers to the Far East.

Gross profit was $169.4 million for the quarter ended September 30, 2003, up $9.8 million over the prior quarter. The increase was primarily due to leverage from the higher sales. Gross profit as a percent of revenue was 34.1 percent for the quarter ended September 30, 2003 compared with 34.0 percent last year.

Selling and administrative expenses were $126.0 million for the first fiscal quarter as compared with $120.5 million for the corresponding period in the prior year. As a percent of revenue, selling and administrative expenses for the quarter were 25.4 percent compared with 25.7 percent in the prior year.

Interest income, net of interest expense, was $1.2 million in the quarter ended September 30, 2003 compared with $1.0 million in the prior year's first quarter.
                                     - 9 -

The effective tax rate was 27.0 percent for the quarter ended September 30, 2003 compared with 24.0 percent in the prior year period as a result of increased pretax income in jurisdictions with higher tax rates.

Net income for the quarter was $32.1 million, or $0.17 per basic and diluted share, a 7.0 percent increase compared with $30.0 million, or $0.16 per basic and $0.15 per diluted share, for the same quarter last fiscal year. Foreign currency translation decreased net income by $0.3 million for the quarter.


FINANCIAL CONDITION AND LIQUIDITY
_________________________________

The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. Long-term debt at September 30, 2003 totals $10.9 million.

Cash provided from operating activities of $31.9 million was down from the prior year due primarily to an increase in working capital. A higher level of revenue in the current quarter resulted in higher levels of accounts receivable and inventory than in the prior year quarter. Working capital at September 30, 2003 was $626.3 million compared with $606.0 million at June 30, 2003.

Cash used for investing activities was $38.0 million, a decrease of $27.2 million from the prior year. Capital expenditures were $45.3 million, an increase of $7.2 million over the prior year spending of $38.1 million. Marketable securities decreased $9.4 million in the three months ended September 30, 2003, as compared with a $22.6 million increase in the same period of fiscal 2003.

Cash used for financing activities was $26.3 million compared with $31.7 million in the prior period. During the three months ended September 30, 2003, the Company purchased an aggregate of 795,000 shares of treasury stock at an aggregate cost of $20.0 million. This is in accordance with authorization by the Company's Board of Directors for the purchase of up to $100 million of Common stock during fiscal 2004.


OUTLOOK
________

The outlook for the remainder of fiscal 2004 is cautiously optimistic. The overall level of new orders during the first quarter was encouraging, and it appears that a majority of the Company's global markets are now in an initial phase of cautious expansion. Operations in the Far East regions continue to drive the Company's results. Management believes that inventory in the majority of the Company's worldwide sales channels remains below normal levels, and when combined with expanding demand should lead to continued improvement in the Company's financial results. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

For the second quarter ending December 31, 2003, management is forecasting revenues in a range of $500 to $510 million, representing 10 to 12 percent growth from the prior year period. Based on these revenues, earnings per share is expected in the range of $0.18 to $0.19, an increase of 20 to 26 percent from the prior year's second quarter.
                                     - 10 -

Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.


CRITICAL ACCOUNTING POLICIES
____________________________

See the information concerning the Company's critical accounting policies included under Management's Discussion of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which is incorporated in this Form 10-Q by reference.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were in use at September 30, 2003 and 2002.

The Company has implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for speculative purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows.

The Company's $161.8 million of marketable securities are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company's exposure related to derivative instrument transactions is, in the aggregate, not material to the Company's financial position, results of operations or cash flows.

Interest rate exposure is principally limited to the $161.8 million of marketable securities owned by the Company and the Company's $10.9 million of long-term debt. The Company does not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of its investments - less than twelve months - and the fixed-rate nature of its long-term debt.
                                     - 11 -

Molex does not have material exposure to off-balance-sheet arrangements, including special purpose entities and activities that include non-exchange traded contracts accounted for at fair value. Due to the nature of its operations, Molex is not subject to significant concentration risks relating to customers, products or geographic locations.

The Company monitors the environmental laws and regulations in the countries in which it operates. Molex has implemented an environmental program to reduce the generation of potentially hazardous materials during its manufacturing process and believes it continues to meet or exceed local government regulations.




Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the 'Exchange Act')). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





                          PART II - OTHER INFORMATION


Items 1-3. Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on October 24, 2003, the following directors were elected to hold office for their respective terms according to their class: Fred L. Krehbiel, Douglas K. Carnahan,
         J. Joseph King, Joe W. Laymon, and Michelle L. Collins. No candidate for director received less than 85,123,548 votes in favor of their election nor more than 7,183,684 votes withheld.

         One other proposal before the stockholders, the amendment and restatement of the 2000 Molex Incorporated Long-Term Stock Option Plan, was approved. The number of Common shares voted for the proposal was 81,681,388; against - 4,496,452; abstaining - 912,794;
         and broker non-votes - 5,123,344. All Class B Common shares, 93,255, were voted for the proposal.

Item 5.  OTHER INFORMATION

      a. Cautionary Statement

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





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         31 Rule 13a-14(a)/15d-14(a) Certifications

            31.1 Section 302 certification by Chief Executive Officer
            31.2 Section 302 certification by Chief Financial Officer

         32 Section 1350 Certifications

            32.1 Section 906 certification by Chief Executive Officer
            32.2 Section 906 certification by Chief Financial Officer

     b.  Reports on Form 8-K were filed on:

         July 23, 2003 containing:

         1) A press release announcing its results of operations for the fourth fiscal quarter and year ended June 30, 2003

         July 28, 2003 containing:

         1) a press release announcing that its Board of Directors has renewed its authorization to permit certain discretionary stock purchases by the Company during its fiscal year ending June 30, 2004

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




	                                   MOLEX INCORPORATED
                                          --------------------
                                              (Registrant)





Date   November 13, 2003                /s/ ROBERT B. MAHONEY
      -----------------                 --------------------
                                         Robert B. Mahoney
                                         Executive Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date   November 13, 2003                /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel