Form 10-Q
period 2003-12-31
MOLEX INC
filed 2004-02-12
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended          December 31, 2003


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At December 31, 2003:


	    	Common Stock         	    100,423,567 shares

		Class A Common Stock 	     89,879,851 shares

		Class B Common Stock	         94,255 shares






                              MOLEX INCORPORATED

                                     INDEX



PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets --                       2
           December 31, 2003 and June 30, 2003
           Condensed Consolidated Statements of Income --                 3
           Three and Six Months Ended December 31, 2003 and 2002

           Condensed Consolidated Statements of Cash Flows --             4
           Six Months Ended December 31, 2003 and 2002

           Notes to Condensed Consolidated Financial Statements           5

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                         11

  Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                                   13

  Item 4.  Controls and Procedures                                       14


PART II - OTHER INFORMATION



  Item 2. Changes in Securities and Use of Proceeds                      15

  Item 5. Other Information                                              15

  Item 6. Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                               20




PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS



                              MOLEX INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

              ASSETS                              December 31,      June 30,
                                                      2003            2003
                                                    _________      _________
                                                   (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                         $  157,443     $  178,976
 Marketable securities                                170,109        171,235
 Accounts receivable - net                            490,395        396,780
 Inventories                                          216,386        179,256
 Other current assets                                  45,362         35,866
                                                    _________      _________
   Total current assets                             1,079,695        962,113

PROPERTY, PLANT AND EQUIPMENT - NET                 1,027,870      1,007,948

GOODWILL                                              160,743        160,732
OTHER ASSETS                                          221,846        204,097
                                                    _________      _________
                                                   $2,490,154     $2,334,890
                                                    _________      _________
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $  203,926     $  175,815
 Accrued expenses                                     125,665        117,994
 Other current liabilities                             58,809         62,339
                                                    _________      _________
   Total current liabilities                          388,400        356,148

OTHER NON-CURRENT LIABILITIES                           6,470          6,123
ACCRUED PENSION AND POSTRETIREMENT BENEFITS            64,675         58,430
LONG-TERM DEBT                                         10,731         13,137
OBLIGATIONS UNDER CAPITAL LEASES                        3,175          3,731
MINORITY INTEREST                                       1,295            753

SHAREHOLDERS' EQUITY
 Common stock                                          10,712         10,680
 Paid-in capital                                      364,417        341,530
 Retained earnings                                  2,067,204      2,003,440
 Treasury stock                                      (463,280)      (437,234)
 Deferred unearned compensation                       (41,134)       (32,094)
 Cumulative translation and
  other adjustments                                    77,489         10,246
                                                    _________      _________
   Total shareholders' equity                       2,015,408      1,896,568
                                                    _________      _________
                                                   $2,490,154     $2,334,890
                                                    _________      _________

The accompanying notes are an integral part of these condensed consolidated financial statements.




                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - In thousands except per share data)

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                          December 31,              December 31,
                                       ___________________       ___________________
                                         2003       2002           2003        2002
                                       ________   ________       _________   ________
NET REVENUE                            $548,982   $454,609      $1,045,745   $923,855

COST OF SALES                           368,129    308,215         695,511    617,905
                                       ________   ________       _________   ________
 Gross Profit                           180,853    146,394         350,234    305,950

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES:
  Selling                                48,845     40,547          93,261     81,424
  General and Administrative             81,429     72,619         162,985    152,210
                                       ________   ________       _________   ________
  Total selling, general and
   administrative expenses              130,274    113,166         256,246    233,634

 Income from operations                  50,579     33,228          93,988     72,316

OTHER INCOME (EXPENSE):
 Gain on sale of affiliate stock         10,363          -          10,363          -
 Impairment and write-down of
  investments                            (4,986)         -          (4,986)         -
 Interest, net                            1,089      3,927           2,324      4,937
 Other income (expense)                    (352)        (5)         (1,018)      (588)
                                       ________   ________       _________   ________
   Total other income (expense)           6,114      3,922           6,683      4,349

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                   56,693     37,150         100,671     76,665
INCOME TAXES AND MINORITY INTEREST       15,477      8,962          27,393     18,515
                                       ________   ________       _________   ________
NET INCOME                             $ 41,216   $ 28,188      $   73,278   $ 58,150
                                       ________   ________       _________   ________
EARNINGS PER COMMON SHARE:
  BASIC                                $   0.17   $   0.16      $     0.38   $   0.30
  DILUTED                              $   0.17   $   0.15      $     0.38   $   0.30



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
  BASIC                                 190,459    192,002         190,599    192,462
  DILUTED                               192,450    193,312         192,462    193,863


CASH DIVIDENDS PER COMMON SHARE        $  0.025   $  0.025      $    0.050   $  0.050

The accompanying notes are an integral part of these condensed consolidated financial statements.







                              MOLEX INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                          SIX MONTHS ENDED
                                                            December 31,
                                                        ___________________
                                                          2003       2002
                                                        ________   ________
CASH AND CASH EQUIVALENTS, Beginning of Period          $178,976   $213,477

 OPERATING ACTIVITIES:
  Net income                                              73,278     58,150
  Add (deduct) non-cash items included
   in net income -
    Depreciation and amortization                        109,599    111,225
    Amortization of deferred unearned compensation         6,210      6,562
    Other charges to net income                           (1,921)     3,845

  Changes in assets and liabilities, excluding
   effects of foreign currency adjustments -
    Accounts receivable                                  (72,384)     8,399
    Inventories                                          (29,359)     2,395
    Other current assets                                  (5,793)     6,742
    Accounts payable                                      16,848    (25,673)
    Accrued expenses                                       2,186     (2,548)
    Other liabilities                                     (4,626)   (15,154)
                                                         _______    _______
     CASH PROVIDED FROM OPERATING ACTIVITIES              94,038    153,943

 INVESTING ACTIVITIES:
    Capital expenditures                                 (83,939)   (79,724)
    Proceeds from sale of property, plant
     and equipment                                         2,265      1,165
    (Increase)decrease in marketable securities            1,126    (31,868)
    Other investing activities                            (3,363)   (18,499)
                                                         _______    _______
     CASH USED FOR INVESTING ACTIVITIES                  (83,911)  (128,926)

 FINANCING ACTIVITIES:
    Net decrease in debt                                  (3,062)    (1,729)
    Principal payments on capital lease obligations       (2,569)    (3,839)
    Cash dividends paid                                   (9,535)    (9,640)
    Purchase of treasury stock                           (25,406)   (45,001)
    Reissuance of treasury stock                           1,022        707
    Exercise of stock options                              4,946      4,066
                                                         _______    _______
     CASH USED FOR FINANCING ACTIVITIES                  (34,604)   (55,436)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                    2,944     12,265
                                                         _______    _______
CASH AND CASH EQUIVALENTS, End of Period                $157,443   $195,323
                                                         _______    _______

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1) Basis of Presentation

Molex Incorporated manufactures electronic components, including electrical and fiber optic interconnection products and systems; switches; integrated products; and application tooling in 58 plants in 19 countries.

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


(2) Earnings Per Common Share

The reconciliation of basic average common shares outstanding to dilutive average common shares outstanding is as follows (in thousands):


                                     Three Months Ended  Six Months Ended
                                       December 31,        December 31,
                                     __________________  __________________
                                       2003      2002      2003      2002
                                     ________  ________  ________  ________

Weighted average shares
 outstanding - basic                  190,459   192,002   190,599   192,462


Dilutive effect of stock options        1,991     1,310     1,863     1,401
                                     ________  ________  ________  ________

Weighted average shares
 outstanding - diluted                192,450   193,312   192,462   193,863
                                     ________  ________  ________  ________



(3) Comprehensive Income

Total comprehensive income is summarized as follows (in thousands):


                                     Three Months Ended   Six Months Ended
                                        December 31,        December 31,
                                     __________________  __________________
                                       2003      2002      2003      2002
                                     ________  ________  ________  ________

Net Income                            $41,216   $28,188  $ 73,278   $58,150
Foreign currency
 translation adjustments               45,234    33,991    66,932    18,115
Unrealized gain (loss) on
 available-for-sale securities             69       (11)      311       (88)
                                     ________  ________  ________  ________

Total comprehensive income            $86,519   $62,168  $140,521   $76,177
                                     ________  ________  ________  ________




                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4) New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The "Act")."
The purpose of this FSP is to permit a one-time election to defer recognition of the effects of the Act until the FASB issues accounting guidance, and to provide disclosure guidance based on that election. Molex has elected to defer recognition of the effects of the Act until accounting guidance is provided by the FASB.


5) Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of reserves, consist of the following (in thousands):


                                               December 31,       June 30,
                                                  2003              2003
                                               ___________      __________

Raw Materials                                   $ 30,719         $ 26,155

Work in Process                                   78,372           63,807

Finished Goods                                   107,295           89,294
                                               ___________      __________

                                                $216,386         $179,256
                                               ___________      __________







                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6) Stock Option Plans

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



                                    Three Months Ended     Six Months Ended
                                       December 31,          December 31,
                                    __________________    _________________
                                     2003        2002       2003      2002
                                    _______    _______    _______   _______

Net Income, as reported             $41,216    $28,188    $73,278   $58,150

Add: Stock-based compensation
 expense included in reported
 net income, net of tax               2,338      2,494      4,534     4,988

Deduct: Total stock-based
 compensation expense
 determined under fair value
 method for all awards,
 net of tax                          (4,545)    (4,274)    (8,095)   (8,548)
                                    _______    _______    _______   _______

Pro forma net income                $39,009    $26,408    $69,717   $54,590
                                    _______    _______    _______   _______

Earnings per share:
   Basic                            $  0.22    $  0.15    $  0.38   $  0.30
   Diluted                             0.21       0.15       0.38      0.30


Pro forma earnings per share:
   Basic                            $  0.20    $  0.14    $  0.37   $  0.28
   Diluted                             0.20       0.14       0.37      0.28





7) Other Charges

During the fourth quarter of fiscal 2003, the Company recorded a pretax charge of $40.1 million ($28.6 million, net of a tax benefit of $11.5 million). This charge included $23.1 million relating to write-offs of manufacturing assets and facilities, $11.9 million for severance costs related to a workforce reduction of 537 people and $5.1 million for the write-off of investments.
Some employment reductions occurred during fiscal 2003, and all remaining employment reductions occurred in the first half of fiscal 2004. Most severance payments will continue for up to a year.

During the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, the Company recorded charges for severance and other termination benefits of $46.4 million associated with global workforce reductions of approximately 1,750 employees. At December 31, 2003, $1.4 million of severance payments related to these workforce reduction actions remained in the consolidated balance sheet.

                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The change in the accrued severance balance is summarized as follows (in thousands):


                                June 2003   Dec. 2001  June 2001
                                 Charge      Charge     Charge       Total
                                _________   _________  _________   _________

Balance at June 30, 2003         $10,126     $ 1,831    $  757     $ 12,714
 Charges to expense                    -           -         -            -
 Cash payments                    (2,086)       (484)     (316)      (2,886)
                                _________   _________  _________   _________

Balance at September 30, 2003      8,040       1,347       441        9,828
 Charges to expense                    -           -         -            -
 Cash payments                    (1,537)       (337)      (61)      (1,935)
                                _________   _________  _________   _________

Balance at December 31, 2003     $ 6,503     $ 1,010    $  380     $  7,893
                                _________   _________  _________   _________



During the second quarter of fiscal 2004, the Company recorded a pretax charge of $5.0 million to exit other investments in start-up technologies.



8) Other Income (Expense)

The Company recognized a pretax gain of $10.4 million from the sale of stock of an affiliate and an equity gain resulting from the IPO completed by this affiliate. Molex retains a 20 percent ownership.





                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

9) Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electronic components. Management operates the business by geographic region and information by geographic region is summarized as follows (in thousands):


                                       Inter-
Three                     Customer     company       Total         Net
Months Ended:             Revenue      Revenue      Revenue      Income
December 31, 2003 -       ________     ________     ________     _______

Americas                  $167,478     $ 41,791     $209,269     $11,346
Far East North             131,283       57,688      188,971      21,597
Far East South             152,665       24,007      176,672      13,033
Europe                      85,395       10,172       95,567      (5,779)
Corporate and Other         12,161       19,363       31,524       1,019
Eliminations                     -     (153,021)    (153,021)          -
                          ________     ________     ________     _______
Total                     $548,982            -     $548,982     $41,216
                          ________     ________     ________     _______

December 31, 2002 -

Americas                  $158,721     $ 25,762     $184,483     $ 7,458
Far East North             100,781       37,470      138,251       9,418
Far East South             114,194        9,719      123,913      15,943
Europe                      70,266        6,787       77,053         622
Corporate and Other         10,647       23,109       33,756      (5,253)
Eliminations                     -     (102,847)    (102,847)          -
                          ________     ________     ________     _______
Total                     $454,609            -     $454,609     $28,188
                          ________     ________     ________     _______



                                       Inter-
Six                       Customer     company       Total         Net
Months Ended:             Revenue      Revenue      Revenue      Income
December 31, 2003 -       ________     ________     ________     _______

Americas                $  318,969     $ 80,660   $  399,629     $21,929
Far East North             247,596      106,381      353,977      35,251
Far East South             295,537       41,535      337,072      30,515
Europe                     159,802       18,537      178,339      (7,382)
Corporate and Other         23,841        6,034       29,875      (7,035)
Eliminations                     -     (253,147)    (253,147)          -
                          ________     ________     ________     _______
Total                   $1,045,745          -     $1,045,745     $73,278
                          ________     ________     ________     _______

December 31, 2002 -

Americas                  $324,518     $ 50,955     $375,473     $16,409
Far East North             203,808       79,058      282,866      21,112
Far East South             230,561       21,770      252,331      33,834
Europe                     143,235       13,736      156,971       1,597
Corporate and Other         21,733        6,047       27,780     (14,802)
Eliminations                     -     (171,566)    (171,566)          -
                          ________     ________     ________     _______
Total                     $923,855            -     $923,855     $58,150
                          ________     ________     ________     _______


Revenue is recognized based on the location of the selling entity.


                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

10) Pending Acquisition

On October 28, 2003, Molex announced that it had reached a tentative agreement to purchase in a cash transaction, the assets and business of Connecteurs
Cinch S.A. and its subsidiaries in India, China and Portugal from the Snecma Group, its Paris, France based parent. The parties are working together toward finalization of a definitive Asset Purchase and Sale Agreement. Completion of the transaction, currently expected in late third quarter or early fourth quarter of fiscal 2004, is subject to receipt of certain regulatory approvals and to approval by the Board of Directors of Molex and the Board of Directors of Snecma S.A.







                              MOLEX INCORPORATED

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Second Quarter Results

Consolidated revenue was $549.0 million for the second quarter ended December 31, 2003, an increase of $94.4 million, or 20.8 percent, over the prior year period. The strengthening of other currencies compared with the U.S. dollar increased revenue by $28.0 million for the second quarter.

Second quarter customer revenue in the Americas region of $167.5 million increased 5.5 percent from the prior year quarter based on a broad improvement in end markets. In the Far East North region (Japan and Korea), customer revenue for the second quarter was $131.3 million, up 30.3 percent from the prior year period. New products, especially for the digital, mobile and personal electronics markets, drove this growth. Revenue was also favorably impacted by foreign currency translation of $12.1 million. Customer revenue in the Far East South region for the second quarter was $152.7 million, an increase of 33.7 percent, primarily driven by the digital consumer, personal computers and mobile phone markets. In Europe, revenue for the three months ended December 31, 2003 increased $15.1 million, or 21.5 percent, to $85.4 million. Foreign currency translation, driven by the stronger euro, favorably impacted sales by $13.1 million.

Gross profit was $180.9 million for the quarter ended December 31, 2003, up $34.5 million over the prior year quarter. Gross profit as a percent of revenue was 32.9 percent for the quarter ended December 31, 2003 compared with 32.2 percent in the prior year period. The increase was principally due to the gross profit impact of the higher sales volume.

Selling and administrative expenses were $130.3 million for the second quarter as compared with $113.2 million in the prior year. As a percent of revenue, selling and administrative expenses for the quarter were 23.7 percent compared with 24.9 percent in the prior year.

Other income (expense) included a pretax gain of $10.4 million from the sale of stock of an affiliate and an equity gain resulting from the IPO completed by this affiliate. Molex retains a 20 percent ownership. In addition, the Company recorded a pretax charge of $5.0 million to exit other investments in start-up technologies. Interest income, net of interest expense, was $1.1 million in the quarter ended December 31, 2003 compared with $3.9 million in the prior year quarter. The prior year included an interest benefit from the favorable closure of corporate tax audits in certain jurisdictions.

The effective tax rate was 27 percent for the quarter ended December 31, 2003 compared with 24 percent in the prior year period as a result of increased pretax income in jurisdictions with higher tax rates.

Net income for the quarter was $41.2 million, or $0.22 per basic and $0.21 per diluted share. This compares with $28.2 million, or $0.15 per basic and diluted share, for the same quarter last fiscal year. Foreign currency translation increased net income by $1.0 million for the second quarter.

Six Months Results

Consolidated revenue was $1,045.7 million for the first six months ended December 31, 2003, compared with $923.9 million last year. The strengthening of other currencies compared with the U.S. dollar increased revenue by $38.4 million in the first six months of fiscal 2004.

Customer revenue in the Americas region of $319.0 million was down slightly compared with the prior year revenue of $324.5 million. Year-to-date customer revenue in the Far East North region increased 21.5 percent to $247.6 million, as compared with last year's first six months of $203.8 million. Demand for new products such as mobile phones, digital still cameras, flat panel displays and DVDs, was especially strong and foreign currency translation increased revenue by $12.6 million. In the Far East South region, revenue for the six months ended December 31, 2003 was $295.5 million, up 28.2 percent over the prior year period. Strong demand in the digital consumer, mobile telephone, and notebook and desktop computer markets drove the increase. In Europe, revenue was $159.8 million, as compared with $143.2 million in the prior year period. Foreign currency translation, driven by the stronger euro, favorably impacted sales by $22.5 million.

Gross profit was $350.2 million for the six months ended December 31, 2003, up $44.3 million from the prior year. The increase was primarily due to leverage from the higher sales. Gross profit as a percent of revenue was 33.5 percent for the six months ended December 31, 2003 compared with 33.1 percent last year.

Selling and administrative expenses were $256.2 million for the first six months as compared with $233.6 million for the corresponding period in the prior year. As a percent of revenue, selling and administrative expenses for the first half of fiscal 2004 were 24.5 percent compared with 25.3 percent in the prior year.

Other income (expense) included the gain of $10.4 million and charge of $5.0 million related to investment transactions discussed above. Interest income, net of interest expense, was $2.3 million in the six months ended December 31, 2003 compared with $4.9 million in the prior year period.

The effective tax rate was 27 percent for six months ended December 31, 2003 compared with 24 percent in the prior year period as a result of increased pretax income in jurisdictions with higher tax rates.

Year-to-date net income was $73.3 million, or $0.38 per basic and diluted share, a 26.0 percent increase from $58.2 million, or $0.30 per basic and diluted share, reported for last year's first six months. Foreign currency translation increased net income by $0.7 million for the six-month period.


FINANCIAL CONDITION AND LIQUIDITY

The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. Long-term debt at December 31, 2003 totaled $10.7 million.

Cash provided from operating activities of $94.0 million was down from the prior year due primarily to an increase in working capital. A higher level of revenue in the current year resulted in higher levels of accounts receivable and inventory than in the prior year. Working capital at December 31, 2003 was $691.3 million compared with $606.0 million at June 30, 2003.

Cash used for investing activities was $83.9 million, a decrease of $45.0 million from the prior year. Capital expenditures were $83.9 million, an increase of $4.2 million over the prior year spending of $79.7 million. Marketable securities decreased $1.1 million in the six months ended December 31, 2003, as compared with a $31.9 million increase in the same period of fiscal 2003.

Cash used for financing activities was $34.6 million compared with $55.4 million in the prior period. During the six months ended December 31, 2003, the Company purchased an aggregate of 995,000 shares of treasury stock at an aggregate cost of $25.4 million. This is in accordance with authorization by the Company's Board of Directors for the purchase of up to $100 million of Common stock during fiscal 2004.


OUTLOOK

Although visibility remains difficult beyond the third quarter, management believes that a majority of the Company's global markets continues to improve and that inventory in the majority of the Company's worldwide sales channels remains below normal levels. The level of new orders remains encouraging, especially in the Far East and the Americas. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

For the third quarter ending March 31, 2004, management is forecasting revenues in a range of $550 to $560 million. Based on these revenues, earnings per share is expected in the range of $0.21 to $0.23.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were in use at December 31, 2003 and 2002.

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

The Company's $170.1 million of marketable securities are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company's exposure related to derivative instrument transactions is, in the aggregate, not material to the Company's financial position, results of operations or cash flows.

Interest rate exposure is principally limited to the $170.1 million of marketable securities owned by the Company and the Company's $10.7 million of long-term debt. The Company does not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of its investments - less than twelve months - and the fixed-rate nature of its long-term debt.

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


                         PART II - OTHER INFORMATION

Item 1.   Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 24, 2003, the Company issued options to purchase 13,200 shares of Class A Common Stock to the eight non-employee directors of the Company, pursuant to the terms of The 2000 Molex Incorporated Incentive Stock Option Plan. In addition, on October 24, 2003 and November 4, 2003, options to purchase 46,000 shares were issued to employee directors pursuant to the terms of the plan. The issuance of these options to purchase shares of Class A Common Stock was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).
         Per the terms of the plan, the option price is the fair market value of the stock on the date of grant, and the option term is four to ten years from the date of grant.


Items 3-4  Not applicable

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


         b.  CORPORATE GOVERNANCE UPDATE

    On January 29, 2004, the Board of Directors adopted changes to its corporate governance policies and procedures in three general areas:

    1. The Nominating Committee changed its name and mission to include corporate governance initiatives and adopted a new charter to reflect these changes.

    2. Michelle L. Collins, an independent director, was appointed as the third member of the newly constituted Nominating and Corporate Governance Committee.

    3. Certain corporate governance policies were adopted, many of which formalized the corporate governance environment already in place.

1.  RECONSITITUTED NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

    The revised charter, (see Exhibit 99) incorporates the following changes:

    * In addition to recommending Board nominees, the Committee will review issues and developments relating to corporate governance and make recommendations to the Board on how best to implement any new initiatives.

    * The revised charter makes it clearer that the Committee is responsible for assessing the effectiveness of the Board and its different committees.

    * The minimum number of members of the Committee is increased from two to three.

    * The revised charter makes it clearer that the Committee is responsible for recommending who should serve on the different committees of the Board.

    * In view of the latest SEC and NASD rules changes, the Committee will be responsible for developing policies and procedures regarding how shareholders may interact with the Board for the purpose of submitting nominations.

    * The Chairman of the Committee will lead the executive sessions of the Board when management is absent.

    * The Committee will be responsible for overseeing that corporate executive succession planning is reviewed with the Board annually.

2. MICHELLE L. COLLINS APPOINTED TO THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

    Michelle L. Collins, who has served on Molex's Board of Directors since February 2003, became the third member of the newly constituted Nominating and Corporate Governance Committee. Ms. Collins is a managing director of Svoboda Collins LLC, a private equity firm. She currently serves on the board of directors of CDW Corporation and Coldwater Creek, Inc.

3.  NEWLY FORMALIZED CORPORATE GOVERNANCE POLICIES

    The Board of Directors adopted the following policies:

    * BOARD SERVICE LIMITATION - Because of the increasing demands of board service, the number of public company boards of directors on which any director or executive officer may serve will be restricted. This is to ensure that each of the members of this Board and the executive officers will have enough time to devote to the interests of this Corporation. In addition to board service with Molex, the following policies were adopted for each person listed below:

      o Outside directors shall be limited to service on three other public company boards of directors.

      o The CEO and COO shall be limited to service on two other public company boards of directors.

      o All other executive officers, except the Chairman or any Co-Chairman, shall be limited to service on one other public company board of directors subject to the approval of the Molex Board of Directors.

    * RESIGNATION UPON CHANGE OF EMPLOYMENT - A director's change of employment might affect an individual's qualifications or desirability for Board membership. Accordingly, upon change of employment, a director will be required to submit his or her resignation to the Board of Directors.

    * ATTENDANCE AT MEETINGS - It was decided to formalize a policy that has always been implied that directors are expected to attend the annual stockholder meetings, the board of directors meetings and his or her committee meetings. This is to ensure that the individual members of the Board can discharge his or her respective duties and obligations and address any issues and questions first hand.

    * RATIFICATION OF INDEPENDENT AUDITORS - In the future, the Corporation will seek stockholder ratification of the independent auditors at the annual stockholders' meeting.

    * EXECUTIVE OFFICER STOCK OWNERSHIP GUIDELINES - New executive officer stock ownership guidelines shall be instituted. This is to show the investors that top management has a suitable and substantial equity stake in the Corporation. With respect to officers, stock ownership guidelines are usually expressed in terms of the ratio of the value of the stock ownership to the base salary. At this time, the 9 officers (excluding the Krehbiel Family) have a stock ownership ratio that ranges from under 1 to over 14. A ratio of at least 2 times the base salary is adopted with certain exceptions. Only two officers currently do not comply, but they would fall under one of the exceptions noted below.
      The exceptions to the ownership guidelines would include

      o someone who is retiring within 3 years; or

      o someone who is new to Molex or his or her corporate executive officer position will have 5 years to achieve the ratio; or

      o special circumstances, e.g., someone who, in the opinion of the Committee, would suffer hardship.

    * DIRECTOR STOCK OWNERSHIP GUIDELINES - Like the executive officers, the outside directors should also have stock ownership guidelines. These are expressed in terms of number of shares. The outside directors are able to participate in the ownership or its equivalent either by acquiring Molex stock in the open market, by exercising stock options that are granted annually and/or by participating in the deferred compensation plan that pays in cash based on the value of phantom stock units that track the price of Molex stock. It was decided that each director should own at least 500 shares of Molex stock or phantom stock units after 3 years of service and 1,000 shares after 6 years of service. The only exception to the ownership guidelines is special circumstances, e.g., someone who, in the opinion of the Committee, would suffer hardship.

    * BOARD SIZE - Currently, the By-Laws of the Corporation call for the size of the Board to be a number chosen by the Board that is not less than 6 or more than 15. As a matter of current policy, the number of directors will be not less than 12 or more than 15. This size gives the Board an opportunity to have a number of directors to accommodate a sufficient representation of inside directors while maintaining the overall independence of the Board. In addition, this size affords the ability to have a broad cross section of the types of business and personal experiences that would be an asset to Molex while not making the Board too large that its effectiveness might be compromised.

    * TERM LIMITS AND RETIREMENT - The pros and cons of limiting the term that a director may serve on the Board or adopting a strict retirement age were considered. It was decided that the experience acquired over a long tenure with Molex outweighs any potentially negative consequences. Molex is in a specialized global industry that is not easily understood. The experience obtained at Molex over a prolonged period through different business cycles in the marketplace is an extremely valuable asset.

    * SHAREHOLDER COMMUNICATIONS AND NOMINATIONS - It is recognized that there is no legal compulsion to give access to shareholders - only the disclosure of whether we do and the procedures for doing so. It was decided to address this matter in June or July 2004 prior to the next Annual Stockholders' Meeting.







Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         31 Rule 13a-14(a)/15d-14(a) Certifications

         31.1 Section 302 certification by Chief Executive Officer
         31.2 Section 302 certification by Chief Financial Officer

         32 Section 1350 Certifications

         32.1 Section 906 certification by Chief Executive Officer
         32.2 Section 906 certification by Chief Financial Officer


         99   Corporate Governance and Nominating Committee Charter

     b.  A Report on Form 8-K was filed on:

         October 15, 2003 containing:

         1) A press release announcing its results of operations for the first fiscal quarter ended September 30, 2003






                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MOLEX INCORPORATED
                                          --------------------
                                              (Registrant)





Date  February 12, 2004                 /s/ DIANE S. BULLOCK
      -----------------                 --------------------
                                         Diane S. Bullock
                                         Vice President, Treasurer
                                         and Chief Financial Officer


Date  February 12, 2004                 /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel












