Form 10-Q/A
period 2003-12-31
MOLEX INC
filed 2004-02-17
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q/A

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




                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - In thousands except per share data)

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                          December 31,              December 31,
                                       ___________________       ___________________
                                         2003       2002           2003        2002
                                       ________   ________       _________   ________
NET REVENUE                            $548,982   $454,609      $1,045,745   $923,855

COST OF SALES                           368,129    308,215         695,511    617,905
                                       ________   ________       _________   ________
 Gross Profit                           180,853    146,394         350,234    305,950

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES:
  Selling                                48,845     40,547          93,261     81,424
  General and Administrative             81,429     72,619         162,985    152,210
                                       ________   ________       _________   ________
  Total selling, general and
   administrative expenses              130,274    113,166         256,246    233,634

 Income from operations                  50,579     33,228          93,988     72,316

OTHER INCOME (EXPENSE):
 Gain on sale of affiliate stock         10,363          -          10,363          -
 Impairment and write-down of
  investments                            (4,986)         -          (4,986)         -
 Interest, net                            1,089      3,927           2,324      4,937
 Other income (expense)                    (352)        (5)         (1,018)      (588)
                                       ________   ________       _________   ________
   Total other income (expense)           6,114      3,922           6,683      4,349

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                   56,693     37,150         100,671     76,665
INCOME TAXES AND MINORITY INTEREST       15,477      8,962          27,393     18,515
                                       ________   ________       _________   ________
NET INCOME                             $ 41,216   $ 28,188      $   73,278   $ 58,150
                                       ________   ________       _________   ________
EARNINGS PER COMMON SHARE:
  BASIC                                $   0.22   $   0.15      $     0.38   $   0.30
  DILUTED                              $   0.21   $   0.15      $     0.38   $   0.30



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
  BASIC                                 190,459    192,002         190,599    192,462
  DILUTED                               192,450    193,312         192,462    193,863


CASH DIVIDENDS PER COMMON SHARE        $  0.025   $  0.025      $    0.050   $  0.050

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





Date  February 17, 2004                 /s/ DIANE S. BULLOCK
      -----------------                 --------------------
                                         Diane S. Bullock
                                         Vice President, Treasurer
                                         and Chief Financial Officer


Date  February 17, 2004                 /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel












