Form 10-Q
period 2004-03-31
MOLEX INC
filed 2004-05-14
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended                March 31, 2004


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


               Yes       X                  No  ________


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)  Yes   X__   No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). At March 31, 2004:


          Common Stock                 100,447,785 shares

          Class A Common Stock          89,086,731 shares

          Class B Common Stock              94,255 shares





                              MOLEX INCORPORATED

                                     INDEX



PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                        2
          March 31, 2004 and June 30, 2003

          Condensed Consolidated Statements of Income                  3
          Three and Nine Months Ended March 31, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows              4
          Nine Months Ended March 31, 2004 and 2003

          Notes to Condensed Consolidated Financial Statements         5

  Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition                       10

  Item 3. Quantitative and Qualitative Disclosure About
          Market Risk                                                 13

  Item 4. Controls and Procedures                                     14


PART II - OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds                 14

  Item 5.   Other Information                                         15

  Item 6.   Exhibits and Reports on Form 8-K                          15


SIGNATURES                                                            16









PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        MOLEX INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)


                                                     March 31,    June 30,
                   ASSETS                              2004         2003
                                                    ----------   ---------
                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                      $   260,127  $   178,976
   Marketable securities                               90,386      171,235
   Accounts receivable - net                          493,738      396,780
   Inventories                                        246,665      179,256
   Other current assets                                39,027       35,866
                                                    ---------    ---------
         Total current assets                       1,129,943      962,113

PROPERTY, PLANT AND EQUIPMENT - NET                 1,025,689    1,007,948
GOODWILL                                              160,733      160,732
OTHER ASSETS                                          219,280      204,097
                                                    ---------    ---------
      Total assets                                $ 2,535,645  $ 2,334,890
                                                    ---------    ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $   223,264  $   175,815
   Accrued expenses                                   130,152      117,994
   Other current liabilities                           58,418       62,339
                                                    ---------    ---------
         Total current liabilities                    411,834      356,148

OTHER NON-CURRENT LIABILITIES                           5,965        6,123
ACCRUED PENSION AND POSTRETIREMENT BENEFITS            66,065       58,430
LONG-TERM DEBT                                         10,458       13,137
OBLIGATIONS UNDER CAPITAL LEASES                        3,108        3,731
MINORITY INTEREST                                       1,251          753
SHAREHOLDERS' EQUITY:
   Common stock                                        10,723       10,680
   Paid-in capital                                    368,349      341,530
   Retained earnings                                2,107,911    2,003,440
   Treasury stock                                    (489,243)    (437,234)
   Deferred unearned compensation                     (37,804)     (32,094)
   Cumulative translation and other
     adjustments                                       77,028       10,246
                                                    ---------    ---------
         Total shareholders' equity                 2,036,964    1,896,568
                                                    ---------    ---------
      Total liabilities and stockholders' equity  $ 2,535,645  $ 2,334,890
                                                    ---------    ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.





                              MOLEX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - in thousands, except per share data)


                                     Three Months Ended   Nine Months Ended
                                           March 31,          March 31,
                                     ------------------ ---------------------
                                       2004      2003      2004       2003
                                     --------  -------- ---------- ----------
REVENUE                              $569,153  $443,177 $1,614,898 $1,367,032
COST OF SALES                         367,021   294,645  1,062,532    912,550

   Gross profit                       202,132   148,532    552,366    454,482

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
   Selling                             52,095    38,579    145,356    120,003
   General and administrative          88,866    78,829    251,851    231,039
                                      -------   -------    -------    -------
      Total selling, general
      and administrative expenses     140,961   117,408    397,207    351,042

   Income from operations              61,171    31,124    155,159    103,440

OTHER INCOME (EXPENSE):
   Gain on sale of affiliate stock         30         -     10,393          -
   Impairment and write-down of
   investments                              -         -     (4,986)         -
   Interest, net                          926     1,620      3,250      6,557
   Other income (expense)                 239        (7)      (779)      (595)
                                      -------   -------    -------    -------
      Total other income (expense)      1,195     1,613      7,878      5,962

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                62,366    32,737    163,037    109,402
INCOME TAXES AND MINORITY INTEREST     16,895     7,933     44,288     26,448
                                      -------   -------    -------    -------
NET INCOME                           $ 45,471  $ 24,804 $  118,749 $   82,954
                                      -------   -------    -------    -------
EARNINGS PER COMMON SHARE:
   BASIC                                $0.24     $0.13      $0.62      $0.43
   DILUTED                              $0.24     $0.13      $0.62      $0.43

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
   BASIC                              190,252   191,493    190,480    192,151
   DILUTED                            192,417   192,394    192,450    193,373

CASH DIVIDENDS PER COMMON SHARE        $0.025    $0.025     $0.075     $0.075



The accompanying notes are an integral part of these condensed consolidated financial statements.





                               MOLEX INCORPORATED
              CONDENSED CONSOLIDATED STATESMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                          Nine Months Ended
                                                              March 31,
                                                          ------------------
                                                            2004      2003
                                                          --------  --------

CASH AND CASH EQUIVALENTS, Beginning of Period            $178,976  $213,477

  OPERATING ACTIVITIES:
     Net Income                                            118,749    82,954
     Add (deduct) non-cash items included in net income-
       Depreciation and amortization                       166,828   166,830
       Amortization of deferred unearned compensation       10,061     9,473
       Other charges to net income                          (4,028)    6,587
     Changes in assets and liabilities, excluding
      effects of foreign currency adjustments-
       Accounts receivable                                 (75,578)   13,913
       Inventories                                         (59,629)   (5,515)
       Other current assets                                    514     8,238
       Accounts payable                                     34,723   (27,919)
       Accrued expenses                                      8,210   (12,836)
       Other liabilities                                    (6,583)  (12,520)
                                                           -------   -------
            CASH PROVIDED BY OPERATING ACTIVITIES          193,267   229,205

  INVESTING ACTIVITIES:
     Capital expenditures                                 (134,248) (127,644)
     Proceeds from sale of property, plant and equipment       176       597
     Decrease (increase) in marketable securities           80,849   (45,788)
     Other investing activities                             (5,399)  (23,404)
                                                           -------   -------
            CASH USED FOR INVESTING ACTIVITIES             (58,622) (196,239)

  FINANCING ACTIVITIES:
     Net decrease in debt                                   (4,016)     (715)
     Principal payments on capital lease obligations        (3,677)   (5,573)
     Cash dividends paid                                   (14,298)  (14,438)
     Purchase of treasury stock                            (50,222)  (60,004)
     Reissuance of treasury stock                            1,517     1,580
     Exercise of stock options                               6,975     5,815
                                                           -------   -------
            CASH USED FOR FINANCING ACTIVITIES             (63,721)  (73,335)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                   10,227    15,249
                                                           -------   -------
CASH AND CASH EQUIVALENTS, End of Period                  $260,127  $188,357
                                                           -------   -------


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

(2) Earnings Per Common Share

The reconciliation of basic average common shares outstanding to dilutive average common shares outstanding is as follows (in thousands):

                                   Three Months Ended   Nine Months Ended
                                       March 31,            March 31,
                                   ------------------   -----------------
                                     2004      2003       2004     2003
                                   --------  --------   -------- --------
Weighted average shares
  outstanding - basic               190,252   191,493    190,480  192,151
Dilutive effect of stock
  options                             2,165       901      1,970    1,222
Weighted average shares            --------  --------   -------- --------
  outstanding - diluted             192,417   192,394    182,450  193,373
                                   --------  --------   -------- --------


(3) Comprehensive Income

Total comprehensive income is summarized as follows (in thousands):

                                   Three Months Ended   Nine Months Ended
                                       March 31,            March 31,
                                   ------------------   -----------------
                                     2004      2003       2004     2003
                                   --------  --------   -------- --------

Net Income                         $ 45,471  $ 24,804   $118,749 $ 82,954
Foreign currency
  translation adjustments              (473)    3,792     66,459   21,907
Unrealized gain (loss) on
  available-for-sale securities          12        33        323      (55)
                                   --------  --------   -------- --------
Total comprehensive income         $ 45,010  $ 28,629   $185,531 $104,806
                                   --------  --------   -------- --------



                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4) New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised statement requires additional disclosures for pension plans and postretirement benefit plans. The interim period disclosures required by this statement are included in Note 6.

In January 2004, the FASB issued Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The 'Act')." The purpose of this FSP is to permit a one-time election to defer recognition of the effects of the Act until the FASB issues accounting guidance, and to provide disclosure guidance based on that election. Molex has elected to defer recognition of the effects of the Act until accounting guidance is provided by the FASB.


5) Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of reserves, consist of the following (in thousands):

                             March 31,   June 30,
                               2004        2003
                             --------    --------
Raw Materials               $  31,833   $  26,155
Work in Process                86,798      63,807
Finished Goods                128,034      89,294
                             --------    --------
                            $ 246,665   $ 179,256
                             --------    --------



6) Pensions and Other Postretirement Benefits

The components of net periodic benefit cost are as follows for the three and nine months ended March 31, 2004 and 2003 (in thousands).


                                         Pension         Postretirement
                                      --------------    ----------------
Three months ended March 31,           2004    2003       2004     2003
                                      ------  ------    -------  -------
Service cost                          $1,832  $1,846    $  487   $  219
Interest cost                            980     996       486      264
Expected return on plan assets          (957)   (817)        -        -
Amortization of prior service cost        58      57       (66)     (65)
Amortization of net (gain) loss          260      90       198       (8)
Amortization of transition amount         14      14         -        -
                                      ------  ------    ------   ------
Net periodic benefit cost             $2,187  $2,186    $1,105   $  410
                                      ------  ------    ------   ------





                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                         Pension         Postretirement
                                      --------------    ----------------
Nine months ended March 31,            2004    2003       2004     2003
                                      ------  ------    -------  -------
Service cost                          $5,496  $5,537    $1,461   $  656
Interest cost                          2,940   2,988     1,458      791
Expected return on plan assets        (2,870) (2,452)        -        -
Amortization of prior service cost       174     171      (197)    (194)
Amortization of net (gain) loss          260      90       198       (8)
Amortization of transition amount         40      45         -        -
                                      ------  ------    -------  -------
Net periodic benefit cost             $6,560  $6,559    $3,316   $1,230
                                      ------  ------    -------  -------


7) Stock Option Plans

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

                                    Three Months Ended     Nine Months Ended
                                         March 31,             March 31,
                                    ------------------     -----------------
                                      2004       2003        2004      2003
                                    -------    -------     -------   -------

Net Income as reported              $45,471    $24,804    $118,749   $82,954
Add: Stock-based compensation
  expense included in reported
  net income, net of tax              2,833      2,212       7,367     7,199
Deduct: Total stock-based
  compensation expense
  determined under fair value
  method for all awards, net
  of tax                             (4,575)    (3,230)    (12,670)   (9,457)
                                    -------    -------     -------   -------

Pro forma net income                $43,729    $23,786    $113,446   $80,696
                                    -------    -------     -------   -------

Earnings per share:
  Basic                               $0.24      $0.13       $0.62     $0.43
  Diluted                              0.24       0.13        0.62      0.43

Pro forma earnings per share:
  Basic                               $0.23      $0.12       $0.60     $0.42
  Diluted                             $0.23       0.12        0.59      0.42

For purposes of computing pro forma net income and earnings per common share, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model.



                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8) Restructuring Charges

During the fourth quarter of fiscal 2003, the Company recorded a pretax charge of $35.0 million ($24.8 million after-tax). This charge included $23.1 million relating to write-offs of manufacturing assets and facilities and $11.9 million for severance costs related to a workforce reduction of 537 employees. Some employment reductions occurred during fiscal 2003, and all remaining employment reductions occurred in the first half of fiscal 2004. Most severance payments will continue for up to a year.

During the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, the Company recorded charges for severance and other termination benefits of $46.4 million associated with global
workforce reductions of approximately 1,750 employees.   At March
31, 2004, $0.9 million of severance payments related to these workforce reductions remained in the consolidated balance sheet.

The change in the accrued severance balance is summarized as follows (in thousands):
                                     Fiscal    Fiscal      Fiscal
                                      2003      2002        2001
                                     Charge    Charge      Charge     Total
                                     ------    ------      ------    -------
Balance at June 30, 2003            $10,126    $1,831        $757    $12,714
  Charges to expense                      -         -           -          -
  Cash payments                      (2,086)     (484)       (316)    (2,886)

Balance at September 30, 2003         8,040     1,347         441      9,828
  Charges to expense                      -         -           -          -
  Cash payments                      (1,537)     (337)        (61)    (1,935)

Balance at December 31, 2003          6,503     1,010         380      7,893
  Charges to expense                      -         -           -          -
  Cash payments                      (2,201)     (407)        (34)    (2,642)
                                     ------    ------      ------    -------
Balance at March 31, 2004           $ 4,302    $  603        $346    $ 5,251
                                     ------    ------      ------    -------


Substantially all of the severance benefits related to the fiscal
2002 and 2001 charges will be paid during fiscal 2004.


9) Other Income (Expense)

During the second quarter of fiscal 2004, the Company recognized a pre-tax gain of $10.4 million from the sale of stock of an affiliate and an equity gain resulting from an IPO completed by the affiliate. Molex retains a 20 percent ownership. The Company also recorded pre-tax charges totaling $5.0 million to exit other investments in start-up technologies.


10) Subsequent Event

On April 1, 2004, Molex completed its previously announced agreement to purchase the assets and business of Connecteurs Cinch SA "Cinch" and its subsidiary in Portugal, from the SNECMA Group, its parent. Completion of the transaction with respect to Cinch's subsidiaries in India and China are subject to receipt of certain regulatory approvals in those countries.


                              MOLEX INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11) Segment and Related Information

The Company and its subsidiaries operate in one product segment: the manufacture and sale of electronic components. Management operates the business by geographic region and information by geographic region is summarized as follows (in thousands):



                                           Inter-
                                Customer   Company       Total       Net
Three months ended:              Revenue   Revenue      Revenue    Income
March 31, 2004-                 --------   -------     --------   -------
Americas                        $181,628   $47,199     $228,827   $16,333
Far East North                   122,559    62,286      184,845    20,415
Far East South                   151,917    30,168      182,085    17,730
Europe                            99,374    10,410      109,784    (1,523)
Corporate & Other                 13,675     1,222       14,897    (7,484)
Eliminations                           -  (151,285)    (151,285)        -
                                --------   -------     --------   -------
Total                           $569,153         -     $569,153   $45,471
                                --------   -------     --------   -------

March 31, 2003-
Americas                        $159,887   $28,928     $188,815   $10,148
Far East North                    96,055    35,027      131,082     6,449
Far East South                   107,533    13,148      120,681    14,944
Europe                            68,928     6,639       75,567      (659)
Corporate & Other                 10,774     1,157       11,931    (6,078)
Eliminations                           -   (84,899)     (84,899)        -
                                --------   -------     --------   -------
Total                           $443,177         -     $443,177   $24,804
                                --------   -------     --------   -------

Nine months ended:
March 31, 2004-
Americas                        $500,597  $127,859     $628,456   $38,262
Far East North                   370,155   168,667      538,822    55,666
Far East South                   447,454    71,703      519,157    48,245
Europe                           259,176    28,947      288,123    (8,905)
Corporate & Other                 37,516     3,463       40,979   (14,519)
Eliminations                           -  (400,639)    (400,639)        -
                               ---------   -------    ---------   -------
Total                         $1,614,898         -   $1,614,898  $118,749
                               ---------   -------    ---------   -------

March 31, 2003-
Americas                        $484,405   $79,883     $564,288   $26,557
Far East North                   299,863   114,085      413,948    27,561
Far East South                   338,094    34,918      373,012    48,778
Europe                           212,163    20,375      232,538       938
Corporate & Other                 32,507     3,099       35,606   (20,880)
Eliminations                           -  (252,360)    (252,360)        -
                               ---------   -------    ---------   -------
Total                         $1,367,032         -   $1,367,032   $82,954
                               ---------   -------    ---------   -------

Revenue is recognized based on the location of the selling entity.




                              MOLEX INCORPORATED

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Third Quarter Results

Revenue for the third quarter ended March 31, 2004 was $569.2 million, an increase of $126.0 million, or 28.4 percent, over the prior year's third quarter. The strengthening of other currencies against the U.S. dollar increased revenue by $27.0 million over the prior year quarter.

In the Americas region, customer revenue was $181.6 million, up 14 percent from the prior year's quarter, the strongest increase in several years due to a broad improvement in end markets. Customer revenue in the Far East South region was $151.9 million, an increase of 41 percent, primarily driven by demand from the digital consumer, personal computer and mobile phone markets, serving both local and multinational customers. In the Far East North region (Japan and Korea), customer revenue was $122.6 million, up 28 percent, driven by demand for advanced digital home entertainment products and high-end mobile phones, all with substantial connector content. Total revenue in the Far East North region was also favorably impacted by foreign currency translation of $9.7 million. In the European region, customer revenue was $99.4 million, an increase of 44 percent, also the strongest gain in several years. Foreign currency translation led by the strong Euro favorably impacted total revenue in Europe by $14.2 million.

Gross profit was $202.1 million for the quarter ended March 31, 2004, up $53.6 million over the prior year quarter. Gross profit as a percent of revenue was 35.5 percent, up from 33.5 percent in the prior year period. The improvement in gross profit was primarily due to the impact of higher manufacturing volumes.

Selling and administrative expenses were $141.0 million for the third quarter as compared with $117.4 million in the prior year. As a percent of revenue, selling and administrative expenses for the quarter were 24.8 percent compared with 26.5 percent in the prior year, reflecting the leverage from higher revenues in the current quarter.

Interest income, net of interest expense, was $0.9 million in the quarter ended March 31, 2004 compared with $1.6 million in the prior year quarter. The prior year quarter included an interest benefit from the favorable closure of corporate tax audits in certain jurisdictions.

The effective tax rate was 27.0 percent for the third quarter of fiscal 2004 as compared with 24.0 percent in last year's third quarter. The increase was primarily a result of higher pretax income in jurisdictions with higher income tax rates.

Net income for the third quarter of fiscal 2004 was $45.5 million, or $0.24 per basic and diluted share, up $20.7 million, or 83.3 percent, from 24.8 million, $0.13 per basic and diluted share, in last year's third quarter. Foreign currency translation increased net income by $1.4 million.

Nine Months Results

Revenue was $1,614.9 million for the nine months ended March 31, 2004, an increase of 18.1 percent, compared with $1,367.0 million last year. The strengthening of other currencies, principally the euro and yen, compared with the U.S. dollar increased revenue by $65.4 million in the first nine months of fiscal 2004.

Customer revenue in the Americas region of $500.6 million increased 3 percent compared with the prior year revenue of $484.4 million. Year-to-date customer revenue in the Far East North region increased 23 percent to $370.2 million, as compared with $299.9 million last year. Demand for new products such as mobile phones, digital still cameras, flat panel displays and DVDs, was especially strong. In the Far East South region, revenue for the nine months ended March 31, 2004 was $447.5 million, up 32 percent over the prior year period. Strong demand in the digital consumer, mobile telephone, and notebook and desktop computer markets drove the increase. In Europe, revenue was $259.2 million, as compared with $212.2 million in the prior year period.

The Company estimated total fiscal 2004 pretax savings of approximately $15 million related to the restructuring actions implemented in the fourth quarter of fiscal 2003. For the nine months ended March 31, 2004, the Company realized actual savings of approximately $10 million, which is in line with expected results.

Gross profit was $552.4 million for the nine months ended March 31, 2004, up $97.9 million from the prior year. The increase was primarily due to leverage from higher revenues. Gross profit as a percent of revenue was 34.2 percent for the nine months ended March 31, 2004 compared with 33.2 percent last year.

Selling and administrative expenses were $397.2 million for the nine-month period as compared with $351.0 million for the same period in the prior year. As a percent of revenue, selling and administrative expenses for the first nine months were 24.6 percent compared with 25.7 percent in the prior year.

Other income (expense) for the nine-month period included a pretax gain of $10.4 million from the sale of stock of an affiliate and an equity gain resulting from an IPO completed by the affiliate. Molex retains a 20 percent ownership. In addition, the Company recorded a pretax charge of $5.0 million to exit other investments in start-up technologies. Interest income, net of interest expense, was $3.3 million in the nine months ended March 31, 2004 compared with $6.6 million in the prior year period. The prior year included an interest benefit of approximately $3.0 million from the favorable closure of corporate tax audits in certain jurisdictions.

The effective tax rate was 27 percent for nine months ended March
31, 2004 compared with 24 percent in the prior year period as a result of increased pretax income in jurisdictions with higher tax rates.

Net income was $118.7 million for the nine months ended March 31, 2004, compared with last year's net income of $83.0 million. Basic and diluted earnings per share were $0.62 compared with $0.43 reported for the prior fiscal year. For the nine-month period, foreign currency translation increased net income by $2.1 million.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. Long-term debt at March 31, 2004 totaled $10.5 million.

Cash provided from operating activities of $193.3 million was down from the prior year due primarily to an increase in working capital. Higher revenues in the current year have resulted in increased accounts receivable balances. The Company also increased inventory balances to support expected future revenues. Working capital at March 31, 2004 was $718.1 million compared with $606.0 million at June 30, 2003.

Cash used for investing activities was $58.6 million and $196.2 million for the nine months ended March 31, 2004 and 2003, respectively. Capital expenditures were $134.2 million, an increase of $6.6 million over the prior year's capital spending of $127.6 million. Marketable securities decreased $80.8 million in the nine months ended March 31, 2004, as compared with a $45.8 million increase in the same period of fiscal 2003. The reduction in marketable securities was offset by an increase in cash and cash equivalents.

Cash used for financing activities was $63.7 million compared with $73.3 million in the prior period. During the nine months ended March 31, 2004, the Company purchased an aggregate of 1,945,000 shares of treasury stock at an aggregate cost of $50.2 million. This is in accordance with authorization by the Company's Board of Directors for the purchase of up to $100 million of common stock during fiscal 2004.

The Company has a strong cash balance and cash flow and virtually no debt. Management believes at this time that share repurchases are a good investment as compared to investing cash in short-term money instruments or marketable securities, particularly with the current low interest rates. The Company also uses shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and the Employee Stock Purchase Plan.


OUTLOOK
-------
Management believes that a majority of the Company's global markets continues to improve and that inventory in the majority of the Company's worldwide sales channels remains at reasonable levels. In addition, the level of new orders remains encouraging and the Company's financial position remains strong. The Company continues to emphasize expansion in rapidly growing industry segments, product lines and geographic regions. Molex remains committed to providing high quality products and a full range of services to its customers worldwide.

For the fourth quarter ending June 30, 2004, management is forecasting revenues in a range of $600 to $610 million. Based on these revenues, the Company expects earnings per share in the range of $0.27 to $0.29.

Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.


CRITICAL ACCOUNTING POLICIES
----------------------------
See the information concerning the Company's critical accounting policies included under Management's Discussion of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which is incorporated in this Form 10-Q by reference.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were in use at March 31, 2004 and 2003.

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

The Company's $90.4 million of marketable securities are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company's exposure related to derivative instrument transactions is, in the aggregate, not material to the Company's financial position, results of operations or cash flows.

Interest rate exposure is principally limited to the $90.4 million of marketable securities owned by the Company and the Company's $10.5 million of long-term debt. The Company does not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of its investments - less than twelve months - and the fixed-rate nature of its long-term debt.

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


Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the 'Exchange Act')). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION


Item 1.   Not Applicable


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  (e) Share repurchases of Molex Class A Common Stock for the quarter ended March 31, 2004 were as follows:


   Period     Total Number    Average    Total Number  Dollar Value
               of Shares     Price Paid   of Shares     of Shares
               Purchased     per share   Purchased as  that May Yet
                                           Part of     Be Purchased
                                           Publicly     Under the
                                          Announced        Plan
                                             Plan
  --------    ------------   ----------  ------------  ------------

Jan 1-Jan 31       -              -           -         $74,593,627

Feb 1-Feb 29    100,000        $28.83      100,000      $71,710,590

Mar 1-Mar 31    850,000        $25.80      850,000      $49,778,065
              ------------   ----------  ------------  ------------
   Total        950,000        $26.12      950,000      $49,778,065
              ------------   ----------  ------------  ------------








Items 3-4.  Not applicable


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

   31   Rule 13a-14(a)/15d-14(a) Certifications

          31.1 Section 302 certification by Chief Executive Officer
          31.2 Section 302 certification by Chief Financial Officer

   32   Section 1350 Certifications

          32.1 Section 906 certification by Chief Executive Officer
          32.2 Section 906 certification by Chief Financial Officer

b.  A Report on Form 8-K was filed on:

    January 15, 2004 containing:

   1) A press release announcing its results of operations for the second fiscal quarter ended December 31, 2003


















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





Date  May 14, 2004                      /s/ DIANE S. BULLOCK
      -----------------                 --------------------
                                         Diane S. Bullock
                                         Vice President, Treasurer
                                         and Chief Financial Officer


Date  May 14, 2004                      /s/ LOUIS A. HECHT
      -----------------                 --------------------
                                         Louis A. Hecht
                                         Corporate Secretary and
                                         General Counsel