Form 10-K
period 2004-06-30
MOLEX INC
filed 2004-09-10
CIK 67472

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ____________
                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2004
                        Commission File Number 0-7491
                                 ____________
                              MOLEX INCORPORATED
            (Exact name of registrant as specified in its charter)

                  Delaware                        36-2369491
     (State or other jurisdiction of            (I.R.S.  Employer
      incorporation or organization)           Identification No.)

               2222 Wellington Court, Lisle, Illinois  60532
                 (Address of principal executive offices)
   Registrant's telephone number, including area code:  (630) 969-4550
                                 ____________
      SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT
                        Common Stock, par value $0.05
                    Class A Common Stock, par value $0.05
                                 ____________
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.   Yes X    No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

         On June 30, 2004, the following numbers of shares of the Company's common stock were outstanding:

           Common Stock              100,557,441
           Class A Common Stock       88,418,015
           Class B Common Stock           94,255

         The aggregate market value of the voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on such date) held by non-affiliates was approximately $1.84 billion.


                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 22, 2004 are incorporated by reference into Part III of this report.


                               TABLE OF CONTENTS


Part I                                                               Page

     Item 1.   Business                                                3
     Item 2.   Properties                                              6
     Item 3.   Legal Proceedings                                       7
     Item 4.   Submission of Matters to a Vote of Security Holders     7


Part II

     Item 5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters                           7
     Item 6.   Selected Financial Data                                 8
     Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9
     Item 7A.  Quantitative and Qualitative Disclosures About
                 Market Risk                                          18
     Item 8.   Financial Statements and Supplementary Data            19
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  43
     Item 9A.  Controls and Procedures                                43


Part III

     Item 10.  Directors and Executive Officers of the Registrant     43
     Item 11.  Executive Compensation                                 45
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters       45
     Item 13.  Certain Relationships and Related Transactions         45
     Item 14.  Principal Accountant Fees and Services                 45


Part IV

     Item 15.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                  45

               Independent Auditors' Report on Schedule II            46
               Schedule II - Valuation and Qualifying Accounts        47
               Index to Exhibits                                      48
               Signatures                                             49




Cautionary Statement

     This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and are typically identified by words or phases such as "believe", "expect", "estimate" and similar expressions. Such forward-looking statements are subject to various risks and uncertainties that may cause actual results or performance to vary materially from those projected. Certain of these risks and uncertainties are set forth in this and other documents filed with the Securities and Exchange Commission and include, but are not limited to, economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rates, interest rates, changes in technology, patent issues, litigation results and legal and regulatory developments. The Company undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Available Information

     Molex makes available through its Web site (www.molex.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.


                                    PART I

Item 1.  Business

     Molex Incorporated originated from an enterprise established in 1938. It was incorporated in 1972 in the state of Delaware. As used herein the term "Molex" or "Company" includes Molex Incorporated and its United States and international subsidiaries. Revenue was $2.25 billion for the fiscal year ended June 30, 2004. The Company operated 55 manufacturing plants, located in 19 countries on 6 continents, and employed 21,225 people worldwide as of June 30, 2004.

     Molex is the world's second-largest manufacturer of electronic connectors. The global connector industry is a highly competitive and fragmented market that is estimated at $28.3 billion in sales. Molex interconnect products enable companies to design and develop electronic products that are smaller, faster, more effective and more reliable, and to manufacture those products more quickly and cost-effectively. Molex products are used by some of the most respected original equipment manufacturers (OEMs), in some of the most recognized consumer and industrial products in the world.

Business and Products

     The core business for Molex is the manufacture and sale of electronic components. The Company designs, manufactures and distributes more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes, mechanical and electronic switches and other products. Molex also provides manufacturing services to integrate the use of specific components into the customer's products.

Industry Markets and Customers

     Net revenues contributed by different industry markets can fluctuate based on new technologies within the industry, composition of customers, and new products or model changes introduced by Molex. The approximate percentage of net revenue by industry market for fiscal 2004 is outlined below:


                       Percentage of         Typical End Use
 Industry Markets       Fiscal 2004             Products
                        Net Revenue        Supported by Molex


Computer                   29 %          Desktop and notebook
                                         computers, peripheral
                                         equipment, servers,
                                         copiers, printers and
                                         scanners

Telecommunications         20 %          Mobile phones and
                                         devices, networking
                                         equipment, switches
                                         and transmission
                                         equipment

Consumer Products          21 %          Digital electronics -
                                         CD and DVD players,
                                         cameras, plasma and
                                         LCD televisions,
                                         electronic games and
                                         major appliances

Automotive                 17 %          Engine control units,
                                         adaptive braking
                                         systems, panel
                                         instrumentation and
                                         other automotive
                                         electronics

Industrial                  9 %          Factory automation,
                                         robotics, automated
                                         test equipment, vision
                                         systems and diagnostic
                                         equipment

Other                       4 %          Electronic and
                                         electrical devices for
                                         a variety of markets




     Molex sells products to OEMs directly, as well as to their subcontractors and suppliers, and through distributors. The Company's customers include multinational companies such as Cisco, Sun, Delphi, Hewlett Packard, IBM, Matsushita, Motorola, Nokia, Sony, Samsung, Ford, Siemens and Dell. In many cases, Molex provides products to these customers on a global basis. No one customer accounted for more than 10 percent of net revenues in fiscal years 2004, 2003 or 2002.

Sales and Marketing

     Molex sells its products primarily through its own sales organizations in the United States, Canada, Brazil, Mexico, Argentina, Japan, Republic of Korea, Hong Kong, Singapore, Taiwan, Malaysia, Thailand, China, Philippines, India, Australia, England, Italy, Ireland, France, Spain, Germany, the Netherlands, Poland, Sweden, Turkey, Finland, Czech Republic, Slovenia, Russia, Belgium, Luxembourg, Ukraine and Slovak Republic.

     To complement its own sales force, Molex works with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities.
Sales through distribution represent approximately 20% of Molex's total revenue globally.

     Molex engineers work collaboratively with customers, often via an innovative online design system, to develop products for specific applications. Molex provides customers the benefit of state-of-the-art technology for engineering, design and prototyping - supported from 27 development centers in 15 countries.

     The Company promotes its products through the Internet, leading trade magazines, direct mailings, catalogs and other promotional literature. Molex is a frequent participant in trade shows for target industry markets. The Company also conducts educational seminars for customers and manufacturers' representative organizations, geared toward industry trends, new products and design opportunities in specific markets.

Competition

     Molex is the world's second-largest manufacturer of electronic connectors. The market in which the Company operates is highly fragmented with a significant number of smaller competitors. Many of these companies offer products in some, but not all, of the markets and regions served by Molex. Pricing within the industry remains highly competitive. The general trend in the industry is for customers to consolidate their supply base by selecting global companies possessing broad product lines for the majority of their connector requirements. As a result of this trend, the Company believes that it is gaining market share through its global presence, financial strength, broad product line, extensive customer support and emphasis on new product development.

Backlog

     The backlog of unfilled orders at June 30, 2004 was approximately $332.6 million, a 79 percent increase compared with a backlog of $185.6 million at June 30, 2003. Substantially all of these orders are scheduled for delivery within 12 months. The Company's experience is that orders are normally shipped within 30 days from acceptance.

Employees

     As of June 30, 2004, Molex employed 21,225 people worldwide.
The Company believes its relations with its employees are favorable.



Raw Materials

     The principal raw materials that Molex purchases for the manufacture of its products include resins for molding, metal alloys (primarily copper) for stamping and gold and palladium salts for use in the plating process. The Company also purchases molded and stamped components and connector assemblies. Virtually all materials and components used in the Company's products are available from several sources. To achieve economies of scale Molex does concentrate purchases from a limited number of suppliers and thus, in the short term, is dependent upon these suppliers to meet performance and quality specifications and delivery schedules. Although the availability of such materials has generally been adequate, no assurance can be given that future cost increases or material shortages will not have a materially adverse effect on the operations of the Company.

Research and Development

     Molex incurred total research and development costs of $119 million in fiscal 2004, $117 million in fiscal 2003 and $112 million in fiscal 2002. The Company believes this investment, typically at five percent or more of net revenue, is among the highest in the industry and helps deliver a competitive advantage. In recent years, approximately 25 percent of annual revenue has come from sales of innovative new products introduced in the prior three years. Molex engineers around the world play a major role in setting international standards for the interconnection systems of the future.

Patents

     As of June 30, 2004, the Company owned 813 United States patents and had 314 patent applications on file with the U.S. Patent Office. The Company also had 2,321 corresponding patents issued and 1,890 applied for in other countries. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are of importance but does not consider itself materially dependent upon any single patent or group of related patents.

Regulatory Compliance

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

     In addition, Molex is working to assist customers in their compliance with environmental regulations. For example, in October 2002, legislation was approved in Europe banning lead from most electrical and electronic products, starting July 1, 2006. Lead-bearing solders have historically been used in the electronics industry to attach components to printed circuit boards. In support of its customers, Molex began a transition to lead-free products in 2002 and is expected to complete the process in 2005, in advance of the European requirement.



International Operations

     Molex is engaged in material operations in foreign countries. Net revenue derived from international operations for the fiscal year ended June 30, 2004, was approximately 70 percent of consolidated net revenue. Total assets reported by international operations comprised 69 percent of consolidated total assets. Information regarding the Company's operations by geographical area appears in Note 15 of the Notes to Consolidated Financial Statements. A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Properties

     Molex owns and leases manufacturing, warehousing and office space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2005 through fiscal 2017. The leases in aggregate are not considered material to the financial position of the Company. The total square footage of these facilities at June 30, 2004 is presented below:






            Owned              Leased               Total

          6,998,537            578,582            7,577,119


     The Company's buildings, machinery and equipment have been well maintained and are adequate for its current needs. A listing of principal manufacturing facilities is presented below:



     Australia                Italy              Singapore
        Melton, Victoria                            PadovaJurong Town

     Brazil                   Japan              Slovakia
        Manaus                   Kagoshima (3)      Kechnec
        Sao Paulo                Okayama            Liptovsky Hradok
                                 Shizuoka
     China (P.R.C.)              Tochigi
        Dongguan (2)             Yamato          Taiwan
        Shanghai                                    Taipei
        Dalian (3)            Malaysia
                                 Perai, Penang   Thailand
     France                                         Bangpakong
        Villemur              Mexico
                                 Guadalajara     United States
     Germany                     Nogales            Pinellas Park, Florida
        Ettlingen                                   St. Petersburg, Florida
                              Poland                Downers Grove, Illinois (2)
                                 Tczew              Gilford, New Hampshire
     India                       Sulecin            Lincoln, Nebraska (3)
        Bangalore (2)                               Naperville, Illinois (2)
        Gandhinagar           Portugal              Mooresville, Indiana
        Noida                    Santo Tirso        Maumelle, Arkansas (2)
                                                    Auburn Hills, Michigan (2)
     Ireland                  Republic of Korea
        Millstreet               Ansan City (2)
        Shannon (2)              Gwang-Ju



Item 3.  Legal Proceedings

     None deemed material to the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                    PART II



Item 5.  Market  for  the Registrant's Common Equity and Related
         Stockholder Matters

     Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock. Common stock information is included in Note 13 of the Notes to Consolidated Financial Statements.

     The number of shareholders of record at June 30, 2004 was 2,851 for Common Stock and 8,142 for Class A Common Stock.

     The following table presents quarterly dividends per common share for the year ended June 30:

                                               Class A
                       Common Stock          Common Stock
                    ------------------    ------------------
                      2004       2003       2004       2003
Quarter ended:      -------    -------    -------    -------
 September 30       $0.0250    $0.0250    $0.0250    $0.0250
 December 31         0.0250     0.0250     0.0250     0.0250
 March 31            0.0250     0.0250     0.0250     0.0250
 June 30             0.0250     0.0250     0.0250     0.0250
                    -------    -------    -------    -------
 Total              $0.1000    $0.1000    $0.1000    $0.1000
                    -------    -------    -------    -------


     Cash dividends on common stock have been paid every year since 1977. On July 30, 2004, the Board of Directors of Molex increased the regular quarterly cash dividend to $0.0375 per share. This will be in effect unless or until the Board takes further action regarding the cash dividend.

     Descriptions of the Company's Common Stock appear under the caption "Description of the Three Different Classes of Stock" in the Company's 2004 Proxy Statement and in Note 13 of the Notes to
Consolidated Financial Statements.



Item 6.  Selected Financial Data


                               Molex Incorporated
                    Ten-Year Financial Highlights Summary
                    (in thousands, except per share data)

Operations              2004       2003       2002       2001       2000       1999       1998       1997       1996       1995
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net revenue          $2,246,715 $1,843,098 $1,711,497 $2,365,549 $2,217,096 $1,711,649 $1,622,975 $1,539,712 $1,382,673 $1,197,747
Gross profit            776,746    579,248    536,551    859,610    853,892    668,125    670,266    640,895    562,731    512,498
Income before
 income taxes           239,892    110,042     93,221    291,416    323,694    230,214    274,823    262,369    228,953    214,492
Income taxes             63,571     24,762     16,684     87,424    100,810     52,363     92,490     95,581     83,300     90,273
Net income (1)          175,950     84,918     76,479    203,919    222,454    178,029    182,243    166,716    145,586    124,035
Earnings
 per share: (2)
  Basic                    0.93       0.44       0.39       1.04       1.13       0.92       0.93       0.85       0.74       0.63
  Diluted                  0.92       0.44       0.39       1.03       1.12       0.91       0.92       0.84       0.74       0.63
Net income - percent
 of net revenue             7.8%       4.6%       4.5%       8.6%      10.0%      10.4%      11.2%      10.8%      10.5%      10.4%


Financial Position

Current assets        1,168,644    962,113    915,343    891,865  1,023,009    881,338    867,791    873,614    734,589    773,036
Current liabilities     428,464    356,148    359,593    374,106    475,449    342,441    336,275    342,026    275,182    278,046
Working capital         740,180    605,965    555,750    517,759    547,560    538,897    531,516    531,588    459,407    494,990
Current ratio               2.7        2.7        2.5        2.4        2.2        2.6        2.6        2.6        2.7        2.8
Property, plant and
 equipment, net       1,022,378  1,007,948  1,067,590  1,092,567    980,775    809,602    676,161    665,468    613,125    567,303
Total assets          2,572,346  2,329,870  2,253,920  2,213,627  2,247,106  1,902,012  1,639,634  1,636,931  1,460,999  1,441,020
Long-term debt           10,243     13,137     14,223     19,351     21,593     20,148      5,566      7,350      7,450      8,122
Capital leases            3,796      3,731      3,626      6,114          -          -          -          -          -          -
Shareholders'
 equity               2,065,994  1,896,568  1,827,652  1,765,640  1,705,804  1,500,537  1,261,570  1,235,912  1,131,271  1,107,268
Return on beginning
 shareholders' equity       9.3%       4.6%       4.3%      12.0%      14.8%      14.1%      14.7%      14.7%      13.1%      14.1%
Dividends per
 share (2)                 0.10       0.10       0.10       0.10       0.09       0.05       0.05       0.04       0.03       0.02
Average common
 shares: (2)
 Basic                  190,207    191,873    194,327    195,471    196,060    194,340    195,750    196,389    196,768    195,343
 Diluted                192,186    193,229    195,986    197,633    198,208    195,631    197,971    198,349    198,819    197,414


(1) Fiscal 2003 results include a charge of $35.0 million ($24.8 million after-tax) for restructuring costs and $5.1 million ($3.8 million after-tax) for write-down of investments. Fiscal 2002 results included a restructuring charge of $24.2 million ($18.8 million after-tax) and a charge for investment impairment of $10.0 million ($6.5 million after-tax). Fiscal 2001 results included a restructuring charge of $30.8 million ($21.4 million after-tax) and a charge for excess and slow moving inventory of $12.7 million ($8.9 million after-tax). See Notes 5 and 6 of the Notes to Consolidated Financial Statements for a discussion on the Company's restructuring costs and other charges.

(2) Restated for the following stock dividends: 25%-January 2000;
25%-November 1997; 25%-February 1997; 25%-August 1995;
25%-November 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Highlights and Outlook

     Revenue for the current fiscal year of $2.25 billion increased 21.9 percent over last year. The Company achieved a record level of revenue of $632 million in the fourth quarter of fiscal 2004. Net income for the year of $176.0 million increased $91.1 million from $84.9 million reported in the prior year. Last year's net income included a charge of $40.1 million ($28.6 million after-tax) for restructuring costs and write-off of investments. Molex remains focused on striving for efficiencies in costs and productivity while pushing for growth through continued investment in new product development.

Outlook

     The outlook in the majority of the Company's global markets remains strong. While demand beyond the short term remains difficult to predict, the Company is pleased with the level of orders in the fourth quarter of fiscal 2004 and believes that the higher order backlog will provide a tailwind heading into the new fiscal year. During fiscal 2005, Molex will continue to focus on delivering additional profit leverage and increasing market share. The Company expects revenue growth of 16 percent to 19 percent during fiscal 2005 and net income is expected to grow faster than revenues due to leverage from the higher volume. Earnings per share are expected in the range of $1.24 to $1.34, an increase of 35 percent to 45 percent.

     To further expand the Company's global presence in low cost locations and to offer innovative products at an accelerated pace, Molex plans to invest $215 million to $225 million in capital expenditures for the fiscal year ending June 30, 2005. The Company continues to emphasize expansion in markets such as automotive, industrial and medical, while working to further strengthen its significant position as a leader in the computer and digital consumer markets. Molex remains committed to providing high quality products and a full range of services to customers wherever they may be located in the world.

Investor Returns

     Molex is committed to providing shareholders with a competitive return on their investment. The Company's total shareholder return (including reinvestment of dividends) over the last five years has averaged an annual compounded return of 1.9 percent on Molex Common Stock and 2.0 percent on Molex Class A Common Stock. Over the last ten years, the compounded annual return has averaged 10.2 percent on Molex Common Stock and 8.8 percent on Molex Class A Common Stock.

     A $100 investment in Molex Common Stock at June 30, 1999, together with the reinvestment of dividends, would be worth $110 at June 30, 2004, and a similar investment in Molex Class A
Common Stock would be worth $110 at June 30, 2004.


[GRAPH]

Results of Operations

                                         Year Ended June 30
                                   ------------------------------
Percentage of Net Revenue           2004         2003       2002
                                   ------       ------     ------
Net revenue                        100.0%       100.0%     100.0%
Cost of sales                       65.4         68.6       68.7
Gross profit                        34.6         31.4       31.3
SG&A expenses                       24.7         25.9       25.6
Income from operations               9.9          5.5        5.7
Other (income) expense              (0.8)        (0.5)       0.2
Income before income taxes          10.7          6.0        5.5
Income taxes                         2.9          1.4        1.0
Net income                           7.8%         4.6%       4.5%


U.S. Dollar Percentage Change               2004-2003   2003-2002
                                            ---------   ---------
Net revenue                                    21.9%       7.7%
Cost of sales                                  16.3        7.6
Gross profit                                   34.1        8.0
SG&A expenses                                  16.5        8.8
Income from operations                        116.3        4.4
Other (income) expense                        140.4      264.6
Income before income taxes                    118.0       18.0
Income taxes                                  156.7       48.4
Net income                                    107.2%      11.0%



Fiscal 2004 Compared with Fiscal 2003

     Revenue was $2.25 billion for the fiscal year ended June 30, 2004, an increase of 21.9 percent, compared with $1.84 billion last year. The strengthening of certain foreign currencies, principally the euro and yen, compared with the U.S. dollar increased revenue by approximately $89 million in fiscal 2004.

     Customer revenue in the Americas region was $686.1 million in fiscal 2004, an increase of 7.0 percent compared with last year's revenue of $641.2 million, with the growth occurring during the second half of the fiscal year. The revenue growth in this region was due to a broad improvement across all markets led by a recovering economy and strong consumer confidence in the U.S.

     In the Far East North region, customer revenue grew 22.4 percent to $499.3 million in fiscal 2004 compared to revenue of $407.8 million last year. Foreign currency translation contributed approximately $33 million to this increase. Demand for advanced digital home entertainment products such as digital still cameras, camcorders and flat screen and plasma TV's, as well as high-end mobile phones was especially strong. Revenue also improved in the industrial market, especially for semiconductor inspection equipment and industrial automation.

     Customer revenue for fiscal 2004 was $623.6 million in the Far East South region, an increase of $164.8 million, or 35.9 percent, compared with the prior year. The biggest drivers of this growth were American, European and Japanese companies moving production to China and strong demand in the consumer electronics, cell phone and notebook and desktop computer markets.

     In Europe, customer revenue in fiscal 2004 was $385.1 million, an increase of 32.3 percent, as compared to $291.0 million in fiscal 2003. During the fourth fiscal quarter, the Company purchased the assets and business of French-based Connecteurs Cinch SA (Cinch) and its subsidiaries. Cinch added revenues of $20.5 million during fiscal 2004. Foreign currency translation, led by the strong euro, also increased customer revenues by approximately $44.5 million.

     As discussed below under the caption Fiscal 2003 Compared with Fiscal 2002, the Company recorded pretax charges of $35.0 million ($24.8 million after-tax) for restructuring costs in the fourth quarter of fiscal 2003. Charges of $28.5 million were recorded in cost of sales and the remaining charge of $6.5 million was included in selling, general and administrative expenses. During fiscal 2004, the Company realized savings of approximately $16 million related to the fiscal 2003 restructuring actions of which approximately 75 percent is reflected in fiscal 2004 cost of sales. For additional information concerning the status of the Company's restructuring programs see Note 5 to the Notes to Consolidated Financial Statements.

     Gross profit was $776.7 million for fiscal 2004, up $197.5 million, or 34.1 percent over the prior year. Gross profit margin was 34.6 percent of net revenue in fiscal 2004, an increase from 31.4 percent in fiscal 2003. Excluding restructuring costs of $28.5 million from fiscal 2003, gross profit margin was 33.0 percent. The increase in gross profit margin was primarily due to leverage from the higher sales volumes. The realized savings from last year's restructuring program also contributed to the improvement. Offsetting these improvements, the Company estimates that it paid approximately $10 million more in fiscal 2004 for metal strip and gold purchases.

     Selling, general and administrative expenses of $555.6 million were up 16.5 percent, or $78.6 million, over the prior year. Foreign currency translation increased selling, general and administrative expenses by approximately $23 million. As a percentage of net revenue, selling, general and administrative expenses decreased from 25.9 percent in fiscal 2003 to 24.7 percent in fiscal 2004. Fiscal 2003 results included severance costs of $6.5 million related to workforce reductions, as previously noted.

     Research and development expenditures were $119.0 million, or 5.3 percent of net revenue, during fiscal 2004, compared with $117.0 million, or 6.3 percent of net revenue, in the prior year. During fiscal 2004, the Company adopted a more narrow definition of research and development. This change had the effect of reducing reported research and development spending in fiscal 2004 by approximately $18 million compared with the prior year.

     Research and development expenditures in fiscal 2004 contributed to the release of 415 new products during the year. In fiscal 2004, 25.1 percent of net revenue was derived from the sale of products released by the Company within the last three years. Molex continued its long-term commitment to reinvesting its profits in new product design and tooling to maintain and enhance the Company's competitive position. The Company was granted 568 new patents during the year.

     Other (income) expense for fiscal 2004 included a pretax gain of $10.4 million from the sale of stock of an affiliate and an equity gain resulting from an IPO completed by the affiliate. Molex retains a 20 percent ownership in this affiliate. In addition, the Company recorded a pretax charge of $5.0 million to exit other investments in start-up technologies.

     Interest income, net of interest expense, was $3.7 million for fiscal 2004 compared with $8.2 million in the prior year period. The prior year included an interest benefit of approximately $3.0 million from the favorable closure of tax audits in several U.S. jurisdictions.

     The effective income tax rate was 26.5 percent for fiscal 2004 compared with 22.5 percent in fiscal 2003. The increase in the effective tax rate from the prior year is primarily the result of an increase in the Company's pretax earnings from higher rate jurisdictions. The Company continues its ongoing global effort to reduce its income tax expense through a disciplined repatriation strategy and planning.

     Net income rose to $176.0 million during fiscal 2004 from $84.9 million reported in fiscal 2003. Favorable foreign currency translation contributed $4.7 million to net income. Fiscal 2003 net income included an after-tax charge of $28.6 million for restructuring costs and the write-down of certain investments. Diluted earnings per share was $0.92 for fiscal 2004 compared with $0.44 for fiscal 2003.

     Comprehensive income includes all non-shareholder changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The increase in comprehensive income for fiscal 2004 was primarily due to net income and favorable foreign currency translation adjustments resulting from the weaker U.S. dollar versus the yen and euro.

Fiscal 2003 Compared with Fiscal 2002

     Fiscal 2003 net revenue was $1.84 billion, a 7.7 percent increase from $1.71 billion reported in the prior year. Excluding the favorable impact from foreign currency translation of $67.8 million, the increase was 3.7 percent, with the strongest growth occurring during the first half of the year.

     Customer revenue in the Americas region was $641.2 million, a decline of 3.8 percent from fiscal 2002 revenue of $666.3 million. While the Americas experienced growth in the connector products and industrial markets, lack of demand in the telecommunications infrastructure and fiber optics markets impeded overall revenue growth in this region.

     In the Far East North, customer revenue rose 16.0 percent during fiscal 2003 to $407.8 million compared with $351.5 million in the prior year. Foreign currency translation increased revenue by $20.9 million. Excluding the favorable currency impact, growth in this region was driven by the successful design-in of new products serving the consumer electronics market in products such as digital still and video cameras, mobile phones and plasma TVs.

     Customer revenue during fiscal 2003 in the Far East South region increased to $458.8 million, an increase of $92.5 million, or 25.2 percent. Strong demand in the personal computer market led the growth as more motherboards, desktop and notebook PCs and peripherals were produced in the region. Successful new product developments in this area positioned Molex for continued growth. This is particularly important as customers continue to transfer business into the Far East South region and competition grows in the computer market.

     The European region experienced a 4.1 percent increase in customer revenue to $291.0 million in fiscal 2003 from $279.5 million in fiscal 2002. Excluding the favorable impact of currency translation of $40.8 million, revenues declined by 11 percent. Europe entered the global recession after the other three regions and remains behind in the economic cycle. Although the telecom market was severely impacted, this region did realize growth in the automotive and industrial markets.

     As a result of continuing weak demand in the telecommunications infrastructure market, the Company implemented several actions in the Americas and Europe to address the competitive challenges in this market. During the fourth quarter of fiscal 2003, the Company recorded pretax restructuring costs totaling $35.0 million ($24.8 million after-tax) related to these actions. These charges comprised $23.1 million relating to write-down and impairment of manufacturing assets and $11.9 million for severance and other benefits relating to workforce reductions of 537 people. The Company estimates annual pretax savings of approximately $20 million related to these restructuring actions.

     During the second quarter of fiscal 2002, the Company implemented a plan to reduce fixed costs through workforce reductions and closure of some smaller operations and recorded a pretax charge of $24.2 million of which $12.6 million is included in cost of sales and $11.6 million is included in selling, general and administrative expenses. The Company estimates that annualized savings related to this plan were approximately $16 million and approximately 55 percent of the savings were achieved in fiscal 2002. For more information concerning the status of the Company's restructuring programs see Note 5 to the Notes to Consolidated Financial Statements.

     Gross profit was $579.2 million for fiscal 2003, up $42.7 million, or 8.0 percent over the prior year. The resulting gross profit margin was 31.4 percent of net revenue in fiscal 2003, an increase from 31.3 percent reported in fiscal 2002, largely due to a more favorable product mix, as well as lower prices for raw materials and purchased components. Fiscal 2003 gross profit was also impacted by $28.5 million of the aforementioned fourth quarter charge for manufacturing-related employment reductions and asset write-downs. Fiscal 2002 gross profit included restructuring costs of $12.6 million. During the year, the Company also focused on and was successful in reducing operating costs and achieving operating efficiencies through consolidating functions, streamlining processes, downsizing facilities and controlling discretionary spending.

     Selling, general and administrative expenses of $477.0 million were up 8.8 percent, or $38.4 million, over the prior year, and as a percentage of net revenue increased from 25.6 percent in fiscal 2002 to 25.9 percent in fiscal 2003. The Company implemented temporary salary reductions and reduced its discretionary profit sharing contributions during fiscal 2002, in response to the business downturn. Effective July 1, 2002, the Company reinstated employee salaries and profit sharing contributions back to the levels before the temporary reduction. The Company estimates that these actions resulted in a savings of approximately $15 million in fiscal 2002. Fiscal 2003 also included $6.5 million of the fourth quarter restructuring charge for employment reductions in selling and administrative areas and fiscal 2002 included similar costs of $11.6 million.

     Research and development expenditures were $117.0 million, or 6.3 percent of net revenue, during fiscal 2003, compared with $111.8 million, or 6.5 percent of net revenue, in the prior year. These expenditures contributed to the release of 339 new products during the year. In fiscal 2003, 25.7 percent of net revenue was derived from the sale of products released by the Company within the prior three years. The Company was granted 529 new patents during the year.

     During the fourth quarter of fiscal 2003, the Company discontinued the marketing and production of certain product families dedicated to the telecom industry and wrote off the related licenses. Molex also wrote down its investment in a joint venture that was engaged in the development of similar technology. Other (income) expense for fiscal 2003 included a pretax charge of $5.1 million ($3.8 million after-tax) related to these actions. During the second quarter of fiscal 2002, Molex recorded a pretax charge of $10.0 million ($6.5 million after-tax) to reflect the lower current value of its investment in an affiliate.

     Net interest income was $8.2 million in fiscal 2003, an increase of $2.2 million over the prior year, primarily due to an interest benefit from the favorable closure of corporate tax audits in several U.S. jurisdictions, as well as additional interest on the Company's higher cash balances.

     The effective income tax rate was 22.5 percent for fiscal 2003 compared with 17.9 percent in fiscal 2002. The rate for fiscal 2002 includes a one-time tax benefit of $5.0 million related to closure of an operation in Europe. This benefit reduced the effective tax rate in fiscal 2002 by five percentage points.

     Net income grew 11.0 percent during fiscal 2003 to $84.9 million. Excluding the effect of foreign currency translation, which had a minimal impact, net income was up 10.5 percent. Fiscal 2003 net income includes a charge of $28.6 million (net of tax benefit of $11.5 million) to reflect costs associated with employment reductions and write-offs of manufacturing assets and certain investments. Fiscal 2002 net income includes a charge of $25.3 million (net of tax benefit of $8.9 million) for employment reductions and asset write-downs and impairment of an investment. Earnings per share was $0.44 during fiscal 2003 compared with $0.39 during fiscal 2002.

     Comprehensive income includes all non-shareholder changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and a required minimum pension liability adjustment in fiscal 2003. The change in comprehensive income for the year was primarily due to net income and foreign currency translation adjustments. During fiscal 2003, the U.S. dollar was weaker versus the euro when compared with the prior year, resulting in an increase in comprehensive income.

Financial Condition and Liquidity

     Molex's financial position remains strong and is increasingly cited by customers as a source of significant competitive advantage. The Company is consistently able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash and marketable securities at June 30, 2004 totaled $338.7 million and $350.2 million at June 30, 2003.

     The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. Long-term debt at June 30, 2004 totaled $10.2 million. The Company has available lines of credit totaling $141.5 million.

Cash Flows

     Cash provided from operating activities and cash used for investing activities has been restated in the Consolidated Statement of Cash Flows for the year ended June 30, 2003. See
Note 3 to the Notes to Consolidated Financial Statements for further discussion.

     Cash provided from operations for fiscal 2004 was $292.0 million, down from $304.9 million in fiscal 2003. Despite an increase in net income of $91.0 million, cash from operations decreased by $12.9 million from fiscal 2003 due mainly to increased working capital levels. As a result of higher customer revenue during fiscal 2004, accounts receivable balances increased. The Company also increased inventory levels in fiscal 2004 to support the higher volume, although this increase was partially offset by higher accounts payable balances.

     Cash used for investing activities was $158.4 million in fiscal 2004 and $249.2 million in fiscal 2003. Capital expenditures increased to $189.7 million in fiscal 2004 from $171.2 million in the prior year. During fiscal 2004, Molex added a new facility in China and closed or sold facilities in Puerto Rico, U.S., United Kingdom and Slovakia. The Company purchased the assets and business of Cinch for $37.9 million during fiscal 2004. As part of the Cinch acquisition, Molex acquired facilities in France, Portugal, India and China. The Company also decreased its level of investment in marketable securities during fiscal 2004.

     Cash used for financing activities was $86.1 million in fiscal 2004 down from $92.3 million in the prior year. Cash was used primarily for the payment of dividends and the purchase of treasury stock. The Company purchased 2,740,000 shares of Class A Common Stock during fiscal 2004 and 3,352,500 shares during fiscal 2003. Molex has a strong cash balance and cash flow and very little debt. The Company believes at this time that share repurchases are a good investment as compared to investing its cash in short-term money instruments or marketable securities, particularly with the current low interest rates. The Company also uses shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and the Employee Stock Purchase Plan. The Company's Board of Directors has authorized the purchase of as much as $100 million of Common and/or Class A Common Stock during fiscal 2005.

Contractual Obligations and Commercial Commitments

     As of June 30, 2004, the Company is contractually obligated to make future payments as follows (in thousands):

Contractual Obligations Due                                        There-
 by Fiscal Year:                   2005    2006    2007    2008     after
                                 -------  ------  ------  ------  -------
Long-term debt                   $   904  $2,958  $1,017  $  908  $ 5,360
Capital lease obligations          3,232   2,265   1,179     268      454
Operating leases                   8,171   4,592   3,019   1,828    8,535
                                 -------  ------  ------  ------  -------
Total  contractual obligations   $12,307  $9,815  $5,215  $3,004  $14,349
                                 -------  ------  ------  ------  -------

Critical Accounting Policies

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. The significant accounting principles that management believes are the most important to aid in fully understanding the Company's financial results are included below. See Notes to Consolidated Financial Statements for a more detailed description of these and other accounting policies of the Company.

Revenue Recognition

     The Company recognizes revenue upon shipment of product and transfer of ownership to the customer. The impact of judgments and estimates on revenue recognition is minimal. A reserve for estimated returns is established at the time of sale based on historical return experience to cover returns of defective product and is recorded as a reduction of revenue. A reserve for doubtful accounts is recorded generally based on a percentage of aged receivables and management's evaluation of customer credit risk. Management judgment is utilized in assessing customer creditworthiness, changes in customer payment history, historical bad debt experience and economic and market trends. Different assumptions or changes in economic circumstances could result in changes to these reserves.

Income Taxes

     Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The Company has net deferred tax assets of $139.8 million at June 30, 2004.

     In assessing the need for valuation allowances, the Company considers future forecasted taxable income and tax planning strategies. The Company has determined that it is unlikely that it will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. A valuation allowance of $7.3 million was recorded in fiscal 2004 to offset the recording of a deferred tax asset of $7.3 million related to certain European net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $26 million at June 30, 2004.

     The Company has operations in several countries around the world that are subject to income and other similar taxes in these countries. The estimation of the income tax amounts to be recorded by the Company involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how the foreign taxes may affect domestic taxes. Although the Company's management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

Allowance for Inventory

     Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market value. FIFO inventories recorded in the Company's consolidated balance sheet are adjusted for an allowance covering inventories determined to be slow-moving or excess. The allowance for slow-moving and excess inventories is maintained at an amount management considers appropriate based on factors such as historical usage of the product, open sales orders and future sales forecasts. Such factors require judgment, and changes in any of these factors could result in changes to this allowance.


Pension Plans

     The Company's pension obligations are measured as of March 31 for the U.S. plan and as of June 30 for the international plans. International plans are primarily in Japan, Ireland, Taiwan and Korea. The weighted-average assumptions used in the measurement of the projected benefit obligation (PBO) as of June 30 and pension expense for the years ended June 30 are as follows:

                                            2004                     2003                     2002
                                    ----------------------   ----------------------   ----------------------
                                    U.S. Plan  Int'l Plans   U.S. Plan  Int'l Plans   U.S. Plan  Int'l Plans
PBO as of June 30:
Discount rate                         5.75%       3.6%         6.25%       3.1%         7.25%        3.6%
Rate of compensation increase          3.5%       3.6%          3.5%       2.9%          4.0%        3.2%

Pension expense for the
 years ended June 30:
Discount rate                         6.25%       3.1%         7.25%       3.6%         7.25%        4.0%
Expected return on plan assets         8.5%       6.5%          9.0%       6.4%          9.0%        6.9%
Rate of compensation increase          3.5%       2.9%          4.0%       3.2%          4.5%        2.3%




     The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The Company has typically used the corporate AA/Aa bond rate for this assumption. The expected return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets. The Company has estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

     The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses, for the Company's pension plans as of June 30, 2004, is shown below (in thousands):

                                   Increase (Decrease)     Increase (Decrease)
                                        in PBO              in Pension Expense
                                  ---------------------   ---------------------
                                  U.S. Plan Int'l Plans   U.S. Plan Int'l Plans
Discount rate change:             --------- -----------   --------- -----------
Increase 0.5 point                $(3,636)   $(8,446)       $(271)    $(448)
Decrease 0.5 point                  3,186      7,302          304       494
Expected rate of return change:
Increase 1.0 point                   N/A        N/A          (261)     (250)
Decrease 1.0 point                   N/A        N/A           261       250



     The Company's overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The weighted-average asset allocations for the Company's pension plans at June 30 are as follows:

                                          2004                     2003
                                  ---------------------   ---------------------
                                  U.S. Plan Int'l Plans   U.S. Plan Int'l Plans
Asset allocation:
 Equity                               62%       67%          39%        59%
 Bonds                                38%       28%          61%        32%
 Real estate and other                N/A        5%          N/A         9%

     The expected benefit payments from the Company's pension plans are as follows: $3.4 million in 2005; $3.1 million in 2006; $3.4 million in 2007; $4.8 million in 2008; $4.2 million in 2009 and $16.1 million in 2010 to 2014. The Company expects to contribute $3.7 million in fiscal 2005 to its pension plans.


Other Postretirement Benefits

     The Company has retiree health care plans that cover the majority of its U.S. employees. There are no significant postretirement health care benefit plans outside of the U.S. The Company measures its retiree health care benefit obligations as of March 31. The weighted-average assumptions used to determine the accumulated postretirement benefit obligation (APBO) as of June 30 and benefit expense for the years ended June 30 are as follows:

                                                 2004       2003      2002
APBO as of June 30:                             -----      -----     -----
Discount rate                                   5.75%      6.25%     7.25%
Health care cost trend rate                     10.0%      10.0%      8.0%
Ultimate  health care cost trend rate            5.0%       5.0%      5.0%
Years to ultimate rate                          2009      2008       2007

Benefit expense for the years ended June 30:
Discount rate                                   6.25%      7.25%     7.25%
Health care cost trend rate                     10.0%       8.0%      6.3%
Ultimate  health care cost trend rate            5.0%       5.0%      5.0%
Years to ultimate rate                          2008       2007      2006

     The health care cost trend rate assumption has a significant effect on the amount of the APBO and retiree health care benefit expense. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                                2004       2003       2002
Effect on total service and interest cost:    -------    -------    -------
Increase 1.0 point                            $   714    $   407    $   445
Decrease 1.0 point                            $  (600)   $  (317)   $  (344)

Effect on APBO:
Increase 1.0 point                            $ 6,277    $ 5,942    $ 2,734
Decrease 1.0 point                            $(5,279)   $(4,654)   $(2,169)


Goodwill and Intangible Assets

     The Company reviews at least annually the realizability of goodwill and other intangible assets. The Company uses a discounted cash flow model for the evaluation of impairment. The expected future cash flows are based on management's estimates and are determined by looking at numerous factors including, but not limited to, projected economic conditions and customer demand, manufacturing capacity, operating costs and new products introduced. Although management believes its assumptions in determining the projected cash flows are reasonable, changes in those estimates could affect the evaluation.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board
(FASB) issued a revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" that was effective for the Company's fiscal year ended June 30, 2004. This revised statement impacts disclosure provisions only and requires additional disclosures about plan assets, benefit obligations, cash flows and net periodic benefit costs for pension plans and postretirement benefit plans. See Notes 8 and 9 to the Notes to Consolidated Financial Statements for the aforementioned disclosures.

     The Medicare Prescription Drug Improvement and Modernization
Act of 2003 (the Act) was enacted on December 8, 2003.   The Act
introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part
D. Accounting guidance has been provided by the FASB in FSP No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". Molex has determined that the benefits provided by its plan are actuarially equivalent to Medicare Part D. The Company has elected to use the retroactive approach to reflect the federal subsidy that will be provided by the Medicare Act and accordingly has remeasured plan liabilities and expense as of December 31, 2003. See Note 9 to the Notes to Consolidated Financial Statements for further discussion on the impact of this election.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were in use at June 30, 2004 and 2003.

     The Company has implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for speculative purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows.

     The Company's $104.2 million of marketable securities at June 30, 2004 are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company's exposure related to derivative instrument transactions is, in the aggregate, not material to Molex's financial position, results of operations or cash flows.

     Interest rate exposure is limited to marketable securities owned by the Company and long-term debt. The Company does not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of its investments, less than 12 months, and the fixed-rate nature of its long-term debt.

     Molex does not have exposure to any off-balance-sheet arrangements with the exception of certain operating leases. See
Note 11 to the Notes to Consolidated Financial Statements for further discussion on the Company's lease arrangements. Due to the nature of its operations, Molex is not subject to significant concentration risks relating to customers, products or geographic locations.

     The Company monitors the environmental laws and regulations in the countries in which it operates. Molex has implemented an environmental program to reduce the generation of potentially hazardous materials during its manufacturing process and believes it continues to meet or exceed local government regulations.

Item 8.  Financial Statements and Supplementary Data


         Management's Statement of Responsibility for Financial Statements

     The management of the Company is responsible for the information contained in the consolidated financial statements and in the other parts of this report. The accompanying consolidated financial statements of Molex Incorporated and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America and as such, include amounts that are based on management's best estimates and judgments.

     The Company's system of internal control is designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and properly recorded, and that the financial records can be relied upon for the preparation of the consolidated financial statements. Elements of the Company's control environment include the careful selection and training of employees, the appropriate division of responsibilities, the application of formal policies and procedures and continuous programs of internal review.

     The Company's independent auditors, Deloitte & Touche LLP, are responsible for conducting an audit of the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for expressing their opinion as to whether these consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Molex Incorporated and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

     The Audit Committee of the Board of Directors reviews the Company's financial statements and meets regularly with management and the independent auditors to review accounting, internal control, auditing and financial reporting matters.


Fred A. Krehbiel   John H. Krehbiel, Jr.   J. Joseph King           Diane S. Bullock
Co-Chairman        Co-Chairman             Vice Chairman and        Corporate Vice President,
of the Board       of the Board            Chief Executive Officer  Treasurer and
                                                                    Chief Financial Officer


                Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Molex Incorporated

     We have audited the accompanying consolidated balance sheets of Molex Incorporated and its subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Molex Incorporated and its subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3, the accompanying consolidated statement of cash flows for the year ended June 30, 2003 has been restated.




/S/ DELOITTE & TOUCHE

Deloitte & Touche LLP
Chicago, Illinois
August 20, 2004


                              Molex Incorporated
                          Consolidated Balance Sheets
                     (in thousands, except per share data)


                                                                June 30
                                                        ----------------------
ASSETS                                                      2004        2003
Current assets:                                         ----------  ----------
Cash and cash equivalents                               $  234,431  $  178,976
Marketable securities                                      104,223     171,235
Accounts receivable, less allowance of $22,901 in 2004
 and $18,404 in 2003 for returns and doubtful accounts     529,630     396,780
Inventories                                                265,344     179,256
Deferred income taxes                                       20,258      19,632
Prepaid expenses                                            14,758      16,234
                                                        ----------  ----------
 Total current assets                                    1,168,644     962,113
Property, plant and equipment, net                       1,022,378   1,007,948
Goodwill                                                   164,915     160,732
Non-current deferred income taxes                          119,532     108,313
Other assets                                                96,877      90,764
                                                        ----------  ----------
 Total assets                                           $2,572,346  $2,329,870
                                                        ----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term loans and current portions of
 long-term debt and capital leases                      $    3,694  $    6,088
Accounts payable                                           234,823     175,815
Accrued expenses:
 Salaries, commissions and bonuses                          66,327      45,318
 Severance                                                   2,679      12,714
 Other                                                      74,154      64,962
Income taxes payable                                        46,787      51,251
                                                        ----------  ----------
 Total current liabilities                                 428,464     356,148

Other non-current liabilities                               10,487       1,103
Accrued pension and postretirement benefits                 52,151      58,430
Long-term debt                                              10,243      13,137
Obligations under capital leases                             3,796       3,731
Minority interest in subsidiaries                            1,211         753
Shareholders' equity:
Common Stock, $0.05 par value; 200,000 shares
 authorized; 110,415 shares issued at 2004 and
 110,124 shares issued at 2003                               5,521       5,506
Class A Common Stock, $0.05 par value; 200,000
 shares authorized; 104,162 shares issued at 2004
 and 103,390 shares issued at 2003                           5,208       5,169
Class B Common Stock, $0.05 par value; 146 shares
 authorized; 94 shares issued at 2004 and 2003                   5           5
Paid-in capital                                            369,660     341,530
Retained earnings                                        2,160,368   2,003,440
Treasury stock (Common Stock, 9,857 shares at 2004
 and 9,855 shares at 2003; Class A Common Stock,
 15,744 shares at 2004 and 12,976 shares at 2003),
 at cost                                                  (509,161)   (437,234)
Deferred unearned compensation                             (32,180)    (32,094)
Accumulated other comprehensive income                      66,573      10,246
                                                        ----------  ----------
Total shareholders' equity                               2,065,994   1,896,568
                                                        ----------  ----------
 Total liabilities and shareholders' equity             $2,572,346  $2,329,870
                                                        ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.


                              Molex Incorporated
                       Consolidated Statements of Income
                     (in thousands, except per share data)


                                                   Year Ended June 30
                                            ----------------------------------
                                               2004        2003        2002
                                            ----------  ----------  ----------
Net revenue                                 $2,246,715  $1,843,098  $1,711,497
Cost of sales                                1,469,969   1,263,850   1,174,946
                                            ----------  ----------  ----------
GROSS PROFIT                                   776,746     579,248     536,551

Selling, general and administrative expenses:
 Selling                                       199,224     161,519     145,004
 General and administrative                    356,339     315,471     293,596
                                            ----------  ----------  ----------
 Total selling, general and
  administrative expenses                      555,563     476,990     438,600
                                            ----------  ----------  ----------
INCOME FROM OPERATIONS                         221,183     102,258      97,951
Other (income) expense:
 Gain on sale of affiliate stock               (10,393)          -           -
 Impairment and write-down of investments        4,987       5,089      12,570
 Equity income                                  (9,555)     (4,707)     (1,854)
 Interest income, net                           (3,748)     (8,166)     (5,986)
                                            ----------  ----------  ----------
 Total other (income) expense                  (18,709)     (7,784)      4,730
                                            ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                     239,892     110,042      93,221
 Income taxes                                   63,571      24,762      16,684
 Minority interest                                 371         362          58
                                            ----------  ----------  ----------
NET INCOME                                  $  175,950  $   84,918  $   76,479
                                            ----------  ----------  ----------
EARNING PER SHARE:
 Basic                                      $     0.93  $     0.44  $     0.39
 Diluted                                    $     0.92  $     0.44  $     0.39

DIVIDENDS PER SHARE                         $     0.10  $     0.10  $     0.10

AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                         190,207     191,873     194,327
 Diluted                                       192,186     193,229     195,986


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.


                              Molex Incorporated
                    Consolidated Statements of Cash Flows
                               (in thousands)


                                                   Year Ended June 30
                                            ----------------------------------
                                               2004        2003        2002
                                            ----------  ----------  ----------
                                                     Restated (Note 3)

Cash and cash equivalents,
 beginning of year                          $  178,976  $  213,477  $  138,438

OPERATING ACTIVITIES
Net income                                     175,950      84,918      76,479
Add (deduct) non-cash items included
 in net income:
 Depreciation and amortization                 228,480     228,730     223,687
 Asset write-downs included in
  restructuring costs                                -      23,070       5,452
 Impairment and write-down of investments        4,987       5,089      12,570
 Deferred income taxes                          (7,698)    (31,412)    (19,785)
 Loss on sale of property, plant and equipment   3,983       5,394       1,654
 Amortization of deferred unearned
  compensation                                  13,848      12,807      11,110
Changes in assets and liabilities, excluding
effects of foreign currency adjustments
and acquisition:
 Accounts receivable                           (93,909)        836      46,841
 Inventories                                   (72,159)     (6,734)     52,798
 Accounts payable                               40,555     (11,730)       (408)
 Other current assets and liabilities            9,319      (2,486)    (15,296)
 Other assets and liabilities                  (11,325)     (3,610)        527
                                            ----------  ----------  ----------
Cash provided from operating activities        292,031     304,872     395,629
                                            ----------  ----------  ----------
INVESTING ACTIVITIES
Capital expenditures                          (189,724)   (171,193)   (172,497)
Proceeds from sale of property, plant
 and equipment                                   7,087       3,851       4,751
Purchases of business assets, net of
 cash acquired                                 (37,920)          -      (4,702)
Sales (purchases) of marketable securities      67,012     (71,387)    (30,454)
Other investing activities                      (4,813)    (10,496)    (20,725)
                                            ----------  ----------  ----------
Cash used for investing activities            (158,358)   (249,225)   (223,627)
                                            ----------  ----------  ----------
FINANCING ACTIVITIES
Net decrease in short-term loans                  (656)       (794)       (853)
Net decrease in long-term debt                  (3,586)       (916)     (5,129)
Cash dividends paid                            (19,022)    (19,214)    (19,462)
Principal payments on capital leases            (4,649)     (7,075)     (8,926)
Exercise of stock options                        9,972       8,580       6,020
Purchase of treasury stock                     (70,215)    (74,997)    (80,165)
Reissuance of treasury stock                     2,048       2,085       2,378
                                            ----------  ----------  ----------
Cash used for financing activities             (86,108)    (92,331)   (106,137)
                                            ----------  ----------  ----------
Effect of exchange rate changes on cash          7,890       2,183       9,174
                                            ----------  ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                               55,455     (34,501)     75,039
                                            ----------  ----------  ----------
Cash and cash equivalents, end of year      $  234,431  $  178,976  $  213,477
                                            ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                    $      842  $    1,835  $    2,225
Income taxes                                $   82,508  $   41,776  $   45,406


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.


                              Molex Incorporated
              Consolidated Statements of Shareholders' Equity
                               (in thousands)


                                                   Year Ended June 30
                                            ----------------------------------
                                               2004        2003        2002
                                            ----------  ----------  ----------
Common stock                                $   10,734  $   10,680  $   10,628
                                            ----------  ----------  ----------
Paid-in capital
 Beginning balance                          $  341,530  $  311,631  $  289,683
 Stock options granted                          12,552      12,552      10,280
 Stock options forfeited                        (2,022)       (939)     (3,059)
 Exercise of stock options                      12,057       9,173       7,322
 Issuance of stock awards                        3,951       6,564       3,463
 Treasury stock                                    747         635       1,084
 Other                                             845       1,914       2,858
                                            ----------  ----------  ----------
 Ending balance                             $  369,660  $  341,530  $  311,631
                                            ----------  ----------  ----------
Retained earnings
 Beginning balance                          $2,003,440  $1,937,488  $1,880,450
 Net income                                    175,950      84,918      76,479
 Cash dividends                                (19,042)    (19,202)    (19,441)
 Other                                              20         236           -
                                            ----------  ----------  ----------
 Ending balance                             $2,160,368  $2,003,440  $1,937,488
                                            ----------  ----------  ----------
Treasury stock
 Beginning balance                          $ (437,234) $ (362,479) $ (281,469)
 Purchase of treasury stock                    (70,215)    (74,997)    (80,165)
 Reissuance of treasury stock                    1,301       1,450       1,294
 Exercise of stock options                      (2,672)       (645)     (1,332)
 Other                                            (341)       (563)       (807)
                                            ----------  ----------  ----------
 Ending balance                             $ (509,161) $ (437,234) $ (362,479)

Deferred unearned compensation
 Beginning balance                          $  (32,094) $  (27,262) $  (28,407)
 Stock options granted                         (12,552)    (12,552)    (10,280)
 Stock options forfeited                         2,034         942       2,925
 Issuance of stock awards                       (3,416)     (6,029)     (2,610)
 Compensation expense                           13,848      12,807      11,110
                                            ----------  ----------  ----------
 Ending balance                             $  (32,180) $  (32,094) $  (27,262)
                                            ----------  ----------  ----------
Accumulated other comprehensive income
 Beginning balance                          $   10,246  $  (42,354) $ (105,214)
 Translation adjustments                        51,544      56,982      61,512
 Minimum pension liability                       4,503      (4,503)          -
 Unrealized investment gain                        280         121       1,348
                                            ----------  ----------  ----------
 Ending balance                             $   66,573  $   10,246  $  (42,354)
                                            ----------  ----------  ----------
Total shareholders' equity                  $2,065,994  $1,896,568  $1,827,652
                                            ----------  ----------  ----------

Comprehensive income:
 Net income                                 $  175,950  $   84,918  $   76,479
 Translation adjustments                        51,544      56,982      61,512
 Minimum pension liability                       4,503      (4,503)          -
 Unrealized investment gain                        280         121       1,348
                                            ----------  ----------  ----------
Total comprehensive income                  $  232,277  $  137,518  $  139,339
                                            ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                              Molex Incorporated
                  Notes to Consolidated Financial Statements
                    (in thousands, except per share data)


1.   Nature of Operations

     Molex Incorporated manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 55 plants in 19 countries throughout the world.


2.  Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Molex Incorporated and its majority-owned subsidiaries (the Company or Molex). All material intercompany balances and transactions are eliminated in consolidation. Investments in affiliates in which the Company's ownership is 20 percent to 50 percent are reported using the equity method of accounting.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions were used in the estimation of income taxes (see Note 7), pension and retiree health care benefit obligations (see Notes 8 and 9) and stock options (see Note 14). Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Currency Translation

     Assets and liabilities of international entities have been translated at period-end exchange rates and income and expenses have been translated using weighted-average exchange rates for the period. Translation adjustments are included as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

     Marketable securities consist of government and municipal debt securities and are carried at fair value. The Company generally holds these instruments for three months to 12 months. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. Marketable securities are classified as available-for-sale securities and, accordingly, mark-to-market adjustments are recorded in other comprehensive income.

Inventories

     Inventories are valued at the lower of first-in, first-out cost or market. Inventories less allowance of $41,327 at June 30, 2004 and $40,386 at June 30, 2003 consist of the following:

                                               2004       2003
                                             --------   --------
Raw materials                                $ 39,743   $ 26,155
Work in progress                               91,168     63,807
Finished goods                                134,433     89,294
                                             --------   --------
Total inventories                            $265,344   $179,256
                                             --------   --------

Property, Plant and Equipment

     Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is provided substantially on a straight-line basis for financial statement purposes and on accelerated and straight-line methods for tax purposes. At June 30, property, plant and equipment consist of the following:

                                               2004        2003
                                           ----------   ----------
Land and improvements                      $   82,051   $   79,844
Buildings and leasehold improvements          548,717      519,611
Machinery and equipment                     1,426,090    1,341,032
Molds and dies                                659,571      590,794
Construction in progress                       66,094       76,649
                                           ----------   ----------
Total                                      $2,782,523   $2,607,930
Accumulated depreciation                   (1,760,145)  (1,599,982)
                                           ----------   ----------
Net property, plant and equipment          $1,022,378   $1,007,948
                                           ----------   ----------



     The estimated useful lives are as follows:

Buildings                                              25-45 years
Machinery and equipment                                 3-10 years
Molds and dies                                           3-4 years


     Depreciation expense for property, plant and equipment was $225,196 in 2004; $223,867 in 2003; and $217,714 in 2002. Costs
of leasehold improvements are amortized over the terms of the related leases using various methods. The Company performs reviews for impairment of long-lived assets whenever adverse events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less than the carrying amount.

Goodwill and Intangible Assets

     As of July 1, 2001, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortization of all goodwill and indefinite-life assets. Goodwill and intangible assets with indefinite lives are now subject to an annual test for impairment. An annual review was performed during the fourth quarter of fiscal 2004 resulting in no impairment in the value of the Company's goodwill and other intangible assets. The carrying amount of goodwill increased due to goodwill recorded as a result of the Company's acquisition during fiscal 2004 (see Note 4) and foreign currency translation.


     All of the Company's intangible assets are recorded in "Other Assets" and are subject to amortization as follows:

                                  License Fees   Patents    Total
                                  ------------   -------   -------
At June 30, 2004:
Gross carrying value                 $11,584     $2,512    $14,096
Accumulated amortization              (6,544)      (340)    (6,884)
                                     -------     ------    -------
Net carrying value                   $ 5,040     $2,172    $ 7,212
                                     -------     ------    -------
At June 30, 2003:
Gross carrying value                 $12,765     $1,358    $14,123
Accumulated amortization              (6,254)      (399)    (6,653)
                                     -------     ------    -------
Net carrying value                   $ 6,511     $  959    $ 7,470
                                     -------     ------    -------


     Total amortization expense for intangible assets was $3,284 in 2004; $4,013 in 2003; and $4,887 in 2002. Estimated aggregate amortization expense for intangible assets is as follows: $2,704 in 2005; $1,601 in 2006; $1,141 in 2007; $624 in 2008; and $348
in 2009.

Revenue Recognition

     The Company recognizes revenue upon shipment of product and transfer of ownership to the customer. A reserve for estimated returns is established at the time of sale based on historical return experience to cover returns of defective product and is recorded as a reduction of revenue. A reserve for doubtful accounts is recorded generally based on a percentage of aged receivables and management's evaluation of customer credit risk.

Research and Development and Patent Costs

     Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $119,028 in 2004; $116,986 in 2003; and $111,771 in 2002. Patent costs were $3,118 in 2004; $3,949 in 2003; and $4,564 in 2002.

Stock-Based Compensation

     Stock-based employee compensation plans are accounted for using the intrinsic method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by SFAS No. 123, "Accounting for Stock-based Compensation" and amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," the effect on net income, basic earnings per share and diluted earnings per share of accounting for stock-based compensation in accordance with SFAS No. 123 is disclosed. See Note 14 for a description of the stock-based compensation plans and the aforementioned disclosures.

Income Taxes

     Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The Company has operations in several countries around the world that are subject to income and other similar taxes in these countries. The estimation of the income tax amounts to be recorded by the Company involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how the foreign taxes may affect domestic taxes.


Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which includes stock options, during the year. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of June 30 is as follows:

                                                  2004     2003     2002
                                                 -------  -------  -------
Basic  average common shares outstanding         190,207  191,873  194,327
Effect of dilutive stock options                   1,979    1,356    1,659
                                                 -------  -------  -------
Diluted  average common shares outstanding       192,186  193,229  195,986
                                                 -------  -------  -------


     Excluded from the computations above were anti-dilutive shares of 1,265 in 2004; 2,103 in 2003; and 971 in 2002.

Derivative Instruments and Hedging Activities

     The use of derivative instruments is limited primarily to hedging activities related to specific foreign currency cash flows. The Company had no derivatives outstanding at June 30, 2004. The impact of gains and losses on such instruments was not material to the results of operations for years ending June 30, 2004, 2003 and 2002.

Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2004 classifications. The Company had historically recorded gains or losses on sale of property, plant and equipment and impairment and write-down of fixed assets, as well as equity income, in selling, general and administrative expenses. Effective June 30, 2004, the Company records gains or losses on fixed assets in cost of sales and equity income in other (income) expense.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board
(FASB) issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" that was effective for the Company's fiscal year ended June 30, 2004. This revised statement impacts disclosure provisions only and requires additional disclosures about plan assets, benefit obligations, cash flows and net periodic benefit costs for pension plans and postretirement benefit plans. See Notes 8 and 9 for information on the Company's pension and other postretirement benefits and the required disclosures.

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part
D. Accounting guidance was provided by the FASB in FSP No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". Molex has determined that the benefits provided by its plan are actuarially equivalent to Medicare Part D. The Company has elected to use the retroactive approach to reflect the federal subsidy that will be provided by the Medicare Act and accordingly has remeasured plan liabilities and expense as of December 31, 2003. See Note 9 for further discussion on the impact of this election.


3.  Restatement of Cash Flow Activities

     During the fourth quarter of fiscal 2004, the Company implemented a new process to capture and analyze the various financial data used in the preparation of the consolidated statement of cash flows. The new financial reporting process was designed to improve management's ability to analyze and review all significant cash flow activity. During the testing of the new process, the Company determined that certain changes in other assets and liabilities that historically had been reported as investing activities should have been reported as operating activities.

     Cash provided from operating activities and cash used for investing activities has been restated in the consolidated statement of cash flows for the year ended June 30, 2003 as follows:

                                                      Previously
                                           Restated    Reported
                                           ---------  ----------
Cash provided from operating activities    $ 304,872   $ 349,473
                                           ---------  ----------
Cash used for investing activities         $(249,225)  $(293,826)
                                           ---------  ----------


     The impact on reported cash flow activity was not material for the Company's fiscal 2004 quarters ended March 31, December
31 and September 30 and for the year ended June 30, 2002.
Accordingly, such periods have not been restated.


4.  Acquisition

     On April 2, 2004, the Company acquired 100 percent of the assets and assumed certain liabilities of Connecteurs Cinch S.A. (Cinch) and its subsidiaries in Portugal, India and China for $37.9 million in cash. Cinch specializes in automotive connection technology and with its strong European presence will strengthen Molex's role as a supplier of innovative interconnection solutions to the major global automotive manufacturers.

     This acquisition was accounted for using the purchase method of accounting and the results of operations from the date of acquisition are included in the consolidated financial statements. Incremental sales for fiscal 2004 were $20.5 million. Cinch financial results are not material to the results of operations of the Company and proforma financial data is not presented. The purchase price of $37.9 million, net of acquired cash, was allocated on a preliminary basis to the assets acquired based on their estimated fair values as follows:

Current assets                                           $ 26,578
Property, plant and equipment                              22,842
Goodwill and intangible assets                              3,790
Liabilities assumed                                       (15,290)
                                                         --------
Total purchase price                                     $ 37,920
                                                         --------

5.  Restructuring Costs

Fiscal 2003

     As a result of continuing weak demand in the telecommunications infrastructure market, the Company implemented several actions to address the competitive challenges in this market. During the fourth quarter of fiscal 2003, the Company recorded pretax charges totaling $35.0 million ($24.8 million after-tax) related to these actions. These charges comprised $23.1 million relating to write-down and impairment of manufacturing assets and $11.9 million for severance and other benefits relating to workforce reductions of 537 people. Pretax charges of $6.5 million were recorded in selling, general and administrative expenses and $28.5 million were recorded in cost of sales, including the non-cash charge of $23.1 million for asset write-down and impairment. The charges impacted the Americas region by $27.7 million and the European region by $7.3 million where the Company had its highest concentration of telecom business.

     The Company consolidated manufacturing production that supported the telecommunications infrastructure market in the Americas and European regions, as well as discontinued the marketing and production of certain product families. Manufacturing assets were written down to expected disposal value. Of the 537 people included in the workforce reduction, 376 were directly involved in manufacturing operations and 161 were involved in manufacturing support and sales and administrative positions. Some employment reductions occurred during fiscal 2003, and substantially all remaining employment reductions occurred in the first half of fiscal 2004. Most of the remaining severance payments related to the fiscal 2003 restructuring charge will be paid during fiscal 2005.

Fiscal 2002

     During fiscal 2002, customer demand continued to decline significantly, especially in the telecommunications and computer industries. As a result, the Company implemented a plan to further reduce fixed costs through additional workforce reductions and closure of some smaller operations. During the second quarter of fiscal 2002, the Company recorded a pretax charge related to this plan of $24.2 million ($18.8 million after-tax). This charge comprised $18.7 million to reflect costs associated with a reduction in the global workforce of approximately 800 people and $5.5 million of asset write-down costs. Pretax charges of $12.6 million were recorded in cost of sales and $11.6 million in selling, general and administrative expenses. The charges impacted the Americas region by $12.0 million and the European region by $8.6 million, with the remainder impacting Corporate.

     Of the approximately 800 people included in the workforce reduction, approximately 400 were directly involved in manufacturing operations and approximately 400 were involved in sales and administrative positions. Employment reductions of approximately 600 occurred during the second quarter of fiscal 2002 and the remaining employment reductions occurred during the second half of fiscal 2002.

Fiscal 2001

     As a result of the sudden downturn in the second half of fiscal 2001, the Company implemented a plan to reduce fixed costs in line with expected revenues. During the fourth quarter of fiscal 2001, the Company recorded a pretax charge of $30.8 million ($21.4 million after-tax) to reflect costs of $27.7 million associated with a reduction in the global workforce of approximately 950 people and asset write-offs related to operations being closed of $3.1 million.

     Of the approximately 950 people included in the workforce reduction, approximately 400 were directly involved in manufacturing operations and approximately 550 were involved in sales and administrative positions. Employment reductions of approximately 100 occurred during the fourth quarter of fiscal 2001 and the majority of the remaining employment reductions occurred during the first quarter of fiscal 2002.

     Changes in the accrued severance balance are summarized as follows:
                                 2003      2002      2001
                                Charge    Charge    Charge   Total
                               -------   -------   -------   -------
Balance at June 30, 2001       $     -   $     -   $23,468   $23,468
 Charges to expense                  -    18,675         -    18,675
 Cash payments                       -    (9,242)  (18,540)  (27,782)
 Non-cash related costs              -    (1,356)        -    (1,356)
                               -------   -------   -------   -------
Balance at June 30, 2002             -     8,077     4,928    13,005
 Charges to expense             11,960         -         -    11,960
 Cash payments                  (1,123)   (6,246)   (4,171)  (11,540)
 Non-cash related costs           (711)        -         -      (711)
                               -------   -------   -------   -------
Balance at June 30, 2003        10,126     1,831       757    12,714
 Cash payments                  (7,447)   (1,831)     (757)  (10,035)
                               -------   -------   -------   -------
Balance at June 30, 2004       $ 2,679   $     -   $     -   $ 2,679
                               -------   -------   -------   -------

6.  Other (Income) Expense

     The Company recorded a pre-tax gain of $10.4 million ($7.5 million after-tax) for the sale of stock of an affiliate and an equity gain resulting from an IPO completed by the affiliate during the second quarter of fiscal 2004. Molex retains a 20 percent ownership in this affiliate. In addition, the Company recorded a pretax charge of $5.0 million ($3.8 million after-tax) to exit other investments in start-up technologies.

     During the fourth quarter of fiscal 2003, the Company discontinued the marketing and production of certain product families dedicated to the telecom industry and wrote off the related licenses. Molex also wrote down its investment in a joint venture that was engaged in the development of similar technology. The Company recorded a pretax charge of $5.1 million ($3.8 million after-tax) related to these actions.

     During the second quarter of fiscal 2002, Molex recorded a pretax charge of $10.0 million ($6.5 million after-tax) to reflect the lower current value of its investment in an affiliate.


7.  Income Taxes

     Income before income taxes for the years ended June 30, is summarized as follows:

                                        2004       2003       2002
                                      --------   --------   --------
United States                         $ 83,455   $ 11,472   $ (5,686)
International                          156,437     98,570     98,907
                                      --------   --------   --------
Income before income taxes            $239,892   $110,042   $ 93,221
                                      --------   --------   --------


     The components of income tax expense (benefit) for the year ended June 30, were as follows:

                                        2004       2003       2002
Currently payable:                    --------   --------   --------
U.S. Federal                          $  2,187   $  3,675   $ (2,829)
State                                    3,063     (2,250)      (525)
International                           66,019     54,749     39,823
                                      --------   --------   --------
Total currently payable               $ 71,269   $ 56,174   $ 36,469
                                      --------   --------   --------
Deferred:
U.S. Federal                          $ (2,035)  $(26,525)  $(22,185)
International                           (5,663)    (4,887)     2,400
                                      --------   --------   --------
Total deferred                          (7,698)   (31,412)   (19,785)
                                      --------   --------   --------
Total income tax expense              $ 63,571   $ 24,762   $ 16,684
                                      --------   --------   --------


     The Company's effective tax rate differs from the U.S.
Federal income tax rate for the years ended June 30, as follows:

                                        2004       2003       2002
                                      --------   --------   --------
U.S. Federal income tax rate            35.0%      35.0%      35.0%
Permanent tax exemptions                (4.3)      (8.5)      (8.4)
Repatriation of foreign earnings        (4.5)      (8.7)      (5.4)
Tax examinations and settlements        (2.6)         -          -
Investments                                -          -       (5.0)
Valuation allowance                      3.0        9.1        8.7
State income taxes, net of
 Federal tax benefit                     1.3       (2.0)      (0.6)
Foreign tax rates less than
 U.S. Federal rate (net)                (1.5)      (2.5)      (6.0)
Other                                    0.1        0.1       (0.4)
                                      --------   --------   --------
Effective tax rate                      26.5%      22.5%      17.9%
                                      --------   --------   --------


     At June 30, 2004, the Company had approximately $62,000 of non-U.S. net operating loss carryforwards and $13,000 of U.S. capital loss carryforwards. The capital loss carryforwards can be carried forward to offset future U.S. capital gains through the year ended June 30, 2007. The non-U.S. net operating losses can be carried forward indefinitely. A valuation allowance is provided for when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2004 and 2003, the Company has recorded valuation allowances of $25,839 and $18,557, respectively, against the non-U.S. net operating loss carryforwards.

     The components of net deferred tax assets and liabilities as of June 30 are as follows:

                                                  2004       2003
                                                --------   --------
Deferred income tax assets (liabilities):
 Pension and other postretirement liabilities   $ 20,717   $ 21,350
 Stock option and other benefits                  15,008     14,544
 Capitalized research and development             29,829          -
 Foreign tax credits                              29,048     47,617
 Net operating losses                             25,839     18,557
 Depreciation and amortization                    15,520     16,782
 Inventory                                        13,096     14,523
 Minimum tax credit                               10,950      4,736
 Allowance for doubtful accounts                   4,755      5,283
 Other, net                                       10,730      7,976
 Valuation allowance                             (25,839)   (18,557)
 Investments                                      (9,863)    (4,866)
                                                --------   --------
Total deferred income tax assets                $139,790   $127,945
                                                --------   --------


     The deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows:

                                                  2004       2003
Deferred income taxes:                          --------   --------
 Current asset                                  $ 20,258   $ 19,632
 Non-current asset                               119,532    108,313
                                                --------   --------
Total                                           $139,790   $127,945
                                                --------   --------


     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $480,000 of undistributed earnings of certain of its non-U.S. subsidiaries as of June 30, 2004. These earnings are intended to be permanently reinvested.

8.  Pension Plans

Plan Overview and Assumptions

     The Company sponsors and/or contributes to pension plans, including defined benefit plans, covering substantially all U.S. plant hourly employees and certain employees in international subsidiaries. The benefits are primarily based on years of service and the employees' compensation for certain periods during their last years of employment.

     The Company also provides discretionary savings and other defined contribution plans covering substantially all of its U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $14,665; $15,438; and $10,801 were charged to operations during 2004, 2003 and 2002, respectively.

     The Company's pension obligations are measured as of March 31 for the U.S. plan and as of June 30 for the international plans. International plans are primarily in Japan, Ireland, Taiwan and Korea. The weighted-average assumptions used in the measurement of the projected benefit obligation (PBO) as of June 30 and pension expense for the years ended June 30 are as follows:

                                        2004                    2003                    2002
                                ----------------------  ----------------------  ----------------------
                                U.S. Plan  Int'l Plans  U.S. Plan  Int'l Plans  U.S. Plan  Int'l Plans
PBO as of June 30:              ---------  -----------  ---------  -----------  ---------  -----------
Discount rate                     5.75%        3.6%       6.25%        3.1%       7.25%        3.6%
Rate of compensation increase      3.5%        3.6%        3.5%        2.9%        4.0%        3.2%

Pension expense for the
 years ended June 30:
Discount rate                     6.25%        3.1%       7.25%        3.6%       7.25%        4.0%
Expected return on plan assets     8.5%        6.5%        9.0%        6.4%        9.0%        6.9%
Rate of compensation increase      3.5%        2.9%        4.0%        3.2%        4.5%        2.3%


     The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The Company has typically used the corporate AA/Aa bond rate for this assumption. The expected return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets. The Company has estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

Pension Expense

     The components of pension expense for the Company's plans consist of the following for the years ended June 30:

                                        2004                    2003                    2002
                                ----------------------  ----------------------  ----------------------
                                U.S. Plan  Int'l Plans  U.S. Plan  Int'l Plans  U.S. Plan  Int'l Plans
                                ---------  -----------  ---------  -----------  ---------  -----------
Service cost                    $   2,325  $     5,007  $   1,962  $     4,107  $   2,376  $     3,372
Interest cost                       1,828        2,085      1,613        1,960      1,572        1,729
Expected return on plan assets     (2,225)      (1,727)    (1,661)      (1,377)    (1,611)      (1,463)
Amortization of prior
 service cost                         204            -        202            -        231            -
Amortization of unrecognized
 transition obligation                  -           59          -           57          -           56
Recognized actuarial
 (gains) losses                       375        1,170          -          286          -         (722)
Other items                             -        1,422          -            -       (640)       1,110
                                ---------  -----------  ---------  -----------  ---------  -----------
Pension expense                 $   2,507  $     8,016  $   2,116  $     5,033  $   1,928  $     4,082
                                ---------  -----------  ---------  -----------  ---------  -----------

Benefit Obligations and Plan Assets

     The following provides a reconciliation of the PBO, plan assets and funded status of the Company's pension plans as of June 30:

                                                   2004                    2003
                                           ----------------------  ----------------------
                                           U.S. Plan  Int'l Plans  U.S. Plan  Int'l Plans
                                           ---------  -----------  ---------  -----------
Change in PBO:
PBO at beginning of year                   $  29,560  $    66,494  $  22,511  $    54,095
 Service cost                                  2,325        5,007      1,962        4,107
 Interest cost                                 1,828        2,085      1,613        1,960
 Participant contributions                         -          198          -          173
 Effect of settlement                              -        1,422          -            -
 Benefits paid                                  (748)      (5,347)      (716)      (2,859)
 Liability (gains) losses                      3,576         (744)     4,190        5,700
 Changes in foreign currency                       -        5,178          -        3,318
                                           ---------  -----------  ---------  -----------
PBO at end of year                         $  36,541  $    74,293  $  29,560  $    66,494
                                           ---------  -----------  ---------  -----------
Change in plan assets:
Fair value of plan assets
 at beginning of year                      $  29,065  $    24,538  $  18,441  $    19,522
 Actual return on plan assets                  4,582        3,337     (1,260)      (1,212)
 Employer contributions                        1,500        4,209     12,600        5,774
 Participant contributions                         -          198          -          173
 Effect of settlement                              -        1,422          -            -
 Benefits paid                                  (748)      (5,066)      (716)      (2,619)
 Changes in foreign currency                       -        1,469          -        2,900

Fair value of plan assets at               ---------  -----------  ---------  -----------
end of year                                $  34,399  $    30,107  $  29,065  $    24,538
                                           ---------  -----------  ---------  -----------
Unfunded status                            $  (2,142) $   (44,186) $    (495) $   (41,956)
Unrecognized net transition liability              -          671          -          705
Unrecognized net actuarial loss                7,924       18,701      7,081       16,986
Unrecognized prior service cost                  347            -        551            -
                                           ---------  -----------  ---------  -----------
Net amount recognized                      $   6,129  $   (24,814) $   7,137  $   (24,265)
                                           ---------  -----------  ---------  -----------
Amounts recognized in the consolidated
balance sheet consist of:
 Prepaid benefit cost                      $   6,129  $     6,544  $  12,000  $     4,341
 Accrued benefit liability                         -      (31,358)    (8,487)     (32,455)
 Intangible asset                                  -            -        551            -
 Accumulated other comprehensive income            -            -      3,073        3,849
                                           ---------  -----------  ---------  -----------
Net amount recognized                      $   6,129  $   (24,814) $   7,137  $   (24,265)
                                           ---------  -----------  ---------  -----------

     At June 30, 2003, the minimum pension liability adjustment included in accumulated other comprehensive income is recorded net of deferred income taxes of $2,419. The accumulated benefit obligation for the Company U.S. plan was $31,058 and $25,552 at June 30, 2004 and 2003, respectively, and $55,817 and $54,154 for the international plans at June 30, 2004 and 2003, respectively.

     The Company's overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The weighted-average asset allocations for the Company's pension plans at June 30 are as follows:

                                         2004                    2003
                                 ----------------------  ----------------------
                                 U.S. Plan  Int'l Plans  U.S. Plan  Int'l Plans
Asset allocation:
 Equity                             62%         67%         39%         59%
 Bonds                              38%         28%         61%         32%
 Real estate and other              N/A          5%         N/A          9%



     The expected benefit payments from the Company's pension plans are as follows: $3,388 in 2005; $3,059 in 2006; $3,407 in
2007; $4,782 in 2008; $4,168 in 2009 and $16,053 in 2010 to 2014.
The Company expects to contribute $3,662 in fiscal 2005 to its pension plans.


9.  Other Postretirement Benefits

Benefits Overview and Assumptions

     The Company has retiree health care plans that cover the majority of its U.S. employees. Employees hired before January 1, 1994 may become eligible for these benefits if they reach age 55, with age plus years of service equal to 70. Employees hired after January 1, 1994 may become eligible for these benefits if they reach age 60, with age plus years of service equal to 80. The cost of retiree health care is accrued over the period in which the employees become eligible for such benefits. The Company continues to fund benefit costs primarily as claims are paid. There are no significant postretirement health care benefit plans outside of the U.S.

     The Company measures its retiree health care benefit obligations as of March 31. The weighted- average assumptions used to determine the accumulated postretirement benefit obligation (APBO) as of June 30 and benefit expense for the years ended June 30 are as follows:

                                                 2004      2003     2002
APBO as of June 30:                             ------    ------   ------
Discount rate                                    5.75%     6.25%    7.25%
Health care cost trend rate                      10.0%     10.0%     8.0%
Ultimate health care cost trend rate              5.0%      5.0%     5.0%
Years to ultimate rate                           2009      2008     2007

Benefit expense for the years ended June 30:
Discount rate                                    6.25%     7.25%    7.25%
Health care cost trend rate                      10.0%      8.0%     6.3%
Ultimate health care cost trend rate              5.0%      5.0%     5.0%
Years to ultimate rate                           2008      2007     2006



     The health care cost trend rate assumption has a significant effect on the amount of the APBO and retiree health care benefit expense. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                  2004     2003      2002
                                                -------  -------   -------
Effect on total service and interest cost:
Increase 1.0 point                              $   714  $   407   $   445
Decrease 1.0 point                              $  (600) $  (317)  $  (344)
Effect on APBO:
Increase 1.0 point                              $ 6,277  $ 5,942   $ 2,734
Decrease  1.0 point                             $(5,279) $(4,654)  $(2,169)

Benefit Obligation and Expense

     The components of retiree health care benefit expense for the Company's plans consist of the following for the years ended
June 30:

                                                  2004     2003      2002
                                               --------  -------   -------
Service cost                                   $  1,868  $   889   $ 1,019
Interest cost                                     1,920    1,071     1,000
Amortization of prior service cost                 (262)    (262)     (292)
Recognized actuarial (gains) losses                 727      (32)      (11)
Other items                                           -      766      (113)
                                               --------  -------   -------
Retiree health care benefit expense            $  4,253  $ 2,432   $ 1,603
                                               --------  -------   -------

     The following provides a reconciliation of the APBO and the amounts included in the consolidated balance sheet as of June 30, for the Company's postretirement benefit plans:

                                               2004         2003
                                             -------      -------
Change in APBO:
APBO at beginning of year                    $31,493      $15,117
 Service cost                                  1,868          889
 Interest cost                                 1,920        1,071
 Participant contributions                       276          266
 Special termination benefits                      -          766
 Benefits paid                                (1,222)        (714)
 Actuarial (gains) losses                     (1,123)      14,098
                                             -------      -------
APBO at end of year                          $33,212      $31,493
Items not yet recognized in the
 consolidated balance sheet:
Unrecognized net actuarial loss               12,909       14,757
Unrecognized prior service cost                 (490)        (752)
                                             -------      -------
Accrued benefit liability                    $20,793      $17,488
                                             -------      -------

     The expected benefit payments for the Company's postretirement benefit plans are as follows: $999 in 2005; $1,159 in 2006; $1,278 in 2007; $1,356 in 2008; $1,437 in 2009 and
$8,698 in 2010 to 2014. The Company expects to contribute $999 in fiscal 2005 to its postretirement benefit plans.

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part
D. Molex has determined that the benefits provided by its plan are actuarially equivalent to Medicare Part D. The Company has elected to use the retroactive approach to reflect the federal subsidy that will be provided by the Medicare Act and accordingly has remeasured plan liabilities and expense as of December 31, 2003. The impact of the remeasurement due to the subsidy was a reduction in the benefit obligation of $3,769 as of June 30, 2004 and a reduction in retiree health care benefit expense for the year ended June 30, 2004 of $175.


10.  Debt

     The Company had available lines of credit totaling $141,500 at June 30, 2004. Long-term debt consists of the following as of June 30:

                                               2004         2003
                                             -------      -------
Mortgages                                    $ 6,048      $ 6,672
Bank loans                                       515        3,407
Industrial development bonds                   4,331        4,350
Other                                            253          282
Total debt                                    11,147       14,711
Less current portion                             904        1,574
                                             -------      -------
Total long-term debt                         $10,243      $13,137
                                             -------      -------


     Mortgages consist of two loans that are secured by certain buildings, carry an annual interest rate of 7.79 percent and require periodic principal payments through 2012. The Company has two bank loans with annual interest rates of 4.5 percent and 4.75 percent, respectively, payable in periodic installments through March 2007. Industrial development bonds, secured by certain land, buildings, and equipment, have annual interest rates ranging from 1.5 percent to 2.7 percent, with periodic principal payments through March 2011. The long-term debt as of June 30, 2004 matures as follows: $904 in 2005; $2,958 in 2006; $1,017 in
2007; $908 in 2008; $945 in 2009 and $4,415 thereafter.


11.  Leases

     The Company rents certain facilities and equipment under lease arrangements classified as both capital and operating leases. Some of the leases have renewal options. Assets under capital leases consist primarily of data processing equipment. Future minimum lease payments are presented below:

                                            Capital   Operating
Year ending June 30:                         Leases      Leases
                                            -------   ---------
2005                                         $3,232      $8,171
2006                                          2,265       4,592
2007                                          1,179       3,019
2008                                            268       1,828
2009                                            149       1,325
2010 and thereafter                             305       7,210
                                            -------   ---------
Total lease payments                         $7,398     $26,145
                                                      ---------
Less amount representing interest,
 at 2% to 8%                                    812
                                            -------
Present value of minimum lease payments      $6,586

Current portion                              $2,790
Long-term portion                             3,796
Total present value of minimum              -------
 lease payments                              $6,586
                                            -------

     Rental expense was $8,444 in 2004; $8,720 in 2003; and $9,949 in 2002.


12.  Commitments and Contingencies

     In the normal course of business, the Company is a party to various matters involving disputes and litigation. While it is not possible at this time to determine the ultimate outcome of these matters, management believes that the ultimate liability, if any, will not be material to the consolidated results of operations or financial condition of the Company.


13.  Capital Stock

     The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50 percent of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters, other than the election of directors, submitted to a vote of the shareholders must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires shareholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2004.

     The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. The Company's Class B Common Stock outstanding has remained at 94.3 shares during the three years ended June 30, 2004.

     The holders of the Common Stock, Class A Common Stock and
Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon, if, as and when declared by the Board of Directors or in any assets available upon liquidation or dissolution of the Company.


     Changes in common stock for the years ended June 30 are as follows:

                                                    Class A
                                 Common Stock     Common Stock     Treasury Stock
                                ---------------  ---------------  -----------------
                                Shares  Amount   Shares  Amount   Shares    Amount
                                ------- -------  ------- -------  -------  --------
Outstanding at June 30, 2001    109,097 $ 5,455  102,752 $ 5,137  16,632   $281,469
 Exercise of stock options          330      17      256      13      42      1,332
 Purchase of treasury stock           -       -        -       -   2,902     80,165
 Issuance of stock awards            24       1        -       -     (76)    (1,294)
 Other                                -       -        -       -      17        807
                                ------- -------  ------- -------  ------   --------
Outstanding at June 30, 2002    109,451 $ 5,473  103,008 $ 5,150  19,517   $362,479
 Exercise of stock options          662      33      377      19       8        645
 Purchase of treasury stock           -       -        -       -   3,353     74,997
 Issuance of stock awards            11       -        -       -     (82)    (1,450)
 Other                                -       -        5       -      35        563
                                ------- -------  ------- -------  ------  ---------
Outstanding at June 30, 2003    110,124 $ 5,506  103,390 $ 5,169  22,831  $ 437,234
 Exercise of stock options          280      14      772      39      93      2,672
 Purchase of treasury stock           -       -        -       -   2,740     70,215
 Issuance of stock awards            11       1        -       -     (73)    (1,301)
 Other                                -       -        -       -      10        341
                                ------- -------  ------- -------  ------  ---------
Outstanding at June 30, 2004    110,415 $ 5,521  104,162 $ 5,208  25,601  $ 509,161
                                ------- -------  ------- -------  ------  ---------


14.  Stock Incentive Plans

     The Company has five stock incentive plans currently in effect, three of which may issue future grants: the 1990 Stock Option Plan ("1990 Plan"), the 1991 Incentive Stock Option Plan ("1991 Plan"), the 1998 Stock Option Plan ("1998 Plan"), the 2000 Incentive Stock Option Plan ("ISO Plan") and the 2000 Long-Term Stock Plan ("LT Plan").

     1990 Plan: This plan expired as of June 30, 1999. The most significant terms of this plan provided that (1) options were authorized to be granted for 6.875 million shares of Common Stock and (2) the option price was 50 percent of the fair market value of the stock on the date of grant. The option term was five years to nine years from the date of grant.

     1991 Plan: This plan expired as of June 30, 2000. The most significant terms of this plan provided that (1) options were authorized to be granted for 3.8 million shares of Common Stock and (2) the option price was the fair market value of the stock on the date of grant. The option term was five years to 11 years from the date of grant.

     Stock option transactions relating to the 1990 and 1991
Plans are summarized as follows (exercise price represents a weighted-average):

                                         1990 Plan           1991 Plan
                                      ----------------    ----------------
                                              Exercise            Exercise
                                      Shares   Price      Shares   Price
                                      ------  --------    ------  --------
Outstanding at June 30, 2001          1,729   $  9.39     1,853   $ 20.38
 Exercised                             (230)    10.68      (100)    21.63
 Forfeited                             (127)     9.48         -         -
                                      ------              ------
Outstanding at June 30, 2002          1,372   $  9.16     1,753   $ 20.30
 Exercised                             (650)     7.89       (11)    23.96
 Forfeited                               (2)    12.36       (18)    28.13
                                      ------              ------
Outstanding at June 30, 2003            720   $ 10.31     1,724   $ 20.20
 Exercised                             (114)     7.07      (166)    19.93
 Forfeited                              (18)    11.79         -         -
                                      ------              ------
Outstanding at June 30, 2004            588   $ 10.91     1,558   $ 20.23
                                      ------              ------
Options exercisable at June 30, 2004     10   $ 10.61       536   $ 16.74


     1998 Plan: The most significant terms of this plan provide that (1) options may be granted for 12.5 million shares of Class A Common Stock and (2) the option price shall be not less than 10 percent nor more than 100 percent of the fair market value of the stock on the date of grant. The option term is five years to nine years from the date of grant. For options granted under this plan, the option price has been at 50 percent of the fair market value of the stock.

     ISO Plan: The most significant terms of this plan, available to executives and directors, provide that (1) options may be granted for 500,000 shares of Class A Common Stock and (2) the option price shall be the fair market value of the stock on the date of grant. The option term is four years to nine years from the date of grant. Under the ISO Plan, the options granted can be either incentive or nonqualified. Unless specifically stated otherwise, all options granted shall be incentive.

     LT Plan: The most significant terms of this plan, available to executives and management, provide that (1) options may be granted for 3.0 million shares of Class A Common Stock and (2) the option price shall be the fair market value of the stock on the date of grant. The options vest over a four-year term with an expiration period of seven to ten years from the date of grant.

     Stock option transactions relating to the 1998, ISO and LT
Plans are summarized as follows (exercise price represents a weighted-average):

                                   1998 Plan           ISO Plan           LT Plan
                                ----------------   ----------------   ----------------
                                        Exercise           Exercise           Exercise
                                Shares   Price     Shares   Price     Shares   Price
                                ------  --------   ------  --------   ------  --------
Outstanding at June 30, 2001     2,338  $  12.27       65  $  34.22      556  $  33.00
 Granted                           829     11.73       61     26.99      524     27.10
 Exercised                        (236)    12.15        -         -        -         -
 Forfeited                        (152)    12.27        -         -        -         -
Outstanding at June 30, 2002     2,779  $  12.12      126  $  30.71    1,080  $  30.14
 Granted                         1,298      9.67       58     21.57    1,204     21.12
 Exercised                        (327)    11.67        -         -        -         -
 Forfeited                         (83)    11.68        -         -        -         -
Outstanding at June 30, 2003     3,667  $  11.30      184  $  27.84    2,284  $  25.38
 Granted                           993     12.66       59     26.47    1,032     25.99
 Exercised                        (612)    11.73        -         -      (41)    25.92
 Forfeited                        (168)    11.79        -         -      (38)    19.90
Outstanding at June 30, 2004     3,880  $  11.56      243  $  27.50    3,237  $  25.71

Options exercisable at
 June 30, 2004                     869  $  12.74       94  $  29.91      939  $  28.12


     The option price per share for certain options in the 1990 and 1998 plans was less than the fair market value at the date of grant, thus creating deferred unearned compensation. Deferred unearned compensation is expensed over the vesting period of the stock option and was $10,306 in 2004; $10,503 in 2003; and $9,663 in 2002.

     The LT Plan also allows for the grant of stock awards to executives and management. The awards vest over a period of four years and are valued at fair market value at date of grant. Stock awards grants are summarized as follows:

                      Grant   Number of                  Total      Vesting
Grant Date:           Price    Shares    Date Vested  Compensation   Period
                     -------  ---------  -----------  ------------  -------
October 2003         $ 25.99      131     Oct. 2007      $ 3,416    4 years
June 2003              23.62      118     June 2007        2,775    4 years
July 2002              19.90      164     July 2006        3,254    4 years
July 2001              27.10       96     July 2005        2,610    4 years
August 2000            33.00      102     Aug. 2004        3,352    4 years



     The total compensation expense is recorded as deferred unearned compensation and is expensed over the vesting period of the stock award and was $3,542 in 2004; $2,304 in 2003; and $1,447 in 2002.

     The following table provides additional information about options outstanding at June 30, 2004 (exercise price represents a weighted-average):

                                     Outstanding                 Exercisable
                             -----------------------------     ----------------
                                      Remaining   Exercise             Exercise
Range of Exercise Price      Shares     Years       Price      Shares    Price
                             ------   ---------   --------     ------  --------
Common:
$2.56 to $10.81                538       1.2       $ 10.30       263    $ 10.78
$11.22 to $18.94               671       2.7         15.68         2      11.80
$20.80 to $20.80               529       4.2         20.80       226      20.80
$23.60 to $27.95               401       5.0         26.58        48      27.34
$30.03 to $30.03                 7       0.1         30.03         7      30.03
Class A Common:
$9.01 to $9.28               1,347       4.6       $  9.25       101    $  9.27
$9.33 to $12.60              1,816       3.9         12.12       373      11.74
$12.63 to $23.62             1,882       4.1         18.63       665      17.28
$23.92 to $27.10             1,683       7.2         26.35       296      27.03
$28.59 to $38.19               632       2.9         33.05       467      33.12
                             -----                             -----
                             9,506                             2,448




     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock-based compensation programs according to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had the Company elected to apply the provisions of SFAS No. 123 as amended by SFAS No. 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, the effects on reported net income and earnings per share for the years ended June 30 would have been as follows:

                                                    2004      2003      2002
                                                  --------  --------  --------
Net income as reported                            $175,950  $ 84,918  $ 76,479
Add: Stock-based compensation included in reported
 net income, net of related tax effects             10,179     9,925     9,122
Deduct: Stock-based compensation determined under
 fair value method, net of related tax effects     (21,020)  (17,433)  (14,842)
                                                  --------  --------  --------
Pro forma net income                              $165,109  $ 77,410  $ 70,759
                                                  --------  --------  --------
Earnings per share:
 Basic                                            $   0.93  $   0.44  $   0.39
 Diluted                                          $   0.92  $   0.44  $   0.39
Pro forma earnings per share:
 Basic                                            $   0.87  $   0.40  $   0.36
 Diluted                                          $   0.86  $   0.40  $   0.36
Weighted-average fair value of options granted:
 At fair value                                    $  10.31  $   7.79  $  14.69
 At less than fair value                          $  12.95  $  11.89  $  16.04

     For purposes of computing pro forma net income and earnings per share, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   2004       2003       2002
                                                 --------   --------   --------
Dividend yield                                      0.4%       0.4%       0.2%
Expected volatility                               44.48%     46.18%     52.02%
Risk-free interest rate                            3.17%      4.48%      5.56%
Expected life of option (years)                    4.52       3.65       4.65


15.  Segment and Related Information

     The Company operates in one product segment: the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity. Management operates the business through four regions. The Americas region consists primarily of operations in the U.S., Mexico and Brazil. The Far East North includes Japan and Korea and a manufacturing operation in northern China. The Far East South region includes the rest of China, Singapore and the remaining countries in Asia. European operations are located in both eastern and western Europe. Information by region for the years ended June 30 is summarized in the following table:

                                           Far East  Far East             Corporate
                                Americas    North     South     Europe    and Other    Elims.         Total
                               ----------  --------  --------  --------   ---------  ---------      ----------
2004
Customer revenue               $  686,129  $499,348  $623,619  $385,051   $ 52,568   $       -      $2,246,715
Intercompany revenue              178,692   237,843   100,620    39,684     96,624    (653,463)              -
                               ----------  --------  --------  --------   --------   ---------      ----------
 Total revenue                 $  864,821  $737,191  $724,239  $424,735   $149,192   $(653,463)     $2,246,715
                               ----------  --------  --------  --------   --------   ---------      ----------
Depreciation and amortization      69,011    80,607    26,151    36,170     16,541           -         228,480
Income tax expense                 29,761    34,771     5,221     1,680     (7,862)          -          63,571
Net income                         55,754    80,875    75,353    (7,980)   (28,052)          -         175,950
Assets                            848,035   633,258   524,515   516,404    323,754    (273,620)      2,572,346
Capital expenditures               30,880    80,105    33,304    33,049     12,386           -         189,724

2003
Customer revenue               $  641,197  $407,821  $458,819  $291,043   $ 44,218   $       -      $1,843,098
Intercompany revenue              109,970   153,845    47,918    26,366     95,332    (433,431)              -
                               ----------  --------  --------  --------   --------   ---------      ----------
 Total revenue                 $  751,167  $561,666  $506,737  $317,409   $139,550   $<433,431)     $1,843,098
                               ----------  --------  --------  --------   --------   ---------      ----------
Depreciation and amortization      78,154    75,282    22,467    29,563     23,264           -         228,730
Income tax expense                  6,719    15,438    13,192    (1,192)    (9,395)          -          24,762
Net income                         20,500    40,080    62,192    (7,090)   (30,764)          -          84,918
Assets                            894,446   489,509   456,620   445,440    221,313    (177,438)      2,329,890
Capital expenditures               37,937    62,538    27,902    24,359     18,457           -         171,193

2002
Customer revenue               $  666,273  $351,542  $366,352  $279,477   $ 47,853   $       -      $1,711,497
Intercompany revenue              125,414   124,976    45,625    25,230     82,438    (403,683)              -
                               ----------  --------  --------  --------   --------   ---------      ----------
 Total revenue                 $  791,687  $476,518  $411,977  $304,707   $130,291   $<403,683)     $1,711,497
                               ----------  --------  --------  --------   --------   ---------      ----------
Depreciation and amortization      81,505    74,996    20,387    27,661     19,138           -         223,687
Income tax expense                  7,122    13,496    10,164     3,375    (17,473)          -          16,684
Net income                         20,824    34,843    55,660     4,025    (38,873)          -          76,479
Assets                          1,031,656   513,282   397,839   410,121    190,627    (289,605)      2,253,920
Capital expenditures               44,700    44,823    27,508    26,200     29,266           -         172,497


     Corporate assets include goodwill, intangible assets and investments.

     Customer revenue and long-lived assets by significant
foreign country within the Company's regions are summarized as follows:
                                         2004       2003       2002
Customer revenue:                      --------   --------   --------
 United States                         $664,954   $635,332   $668,047
 Japan                                  422,524    338,221    291,143
 China                                  396,529    274,236    222,747
Long-lived assets:
 United States                          811,856    851,512    973,847
 Japan                                  548,933    420,234    452,500
 China                                  311,487    259,129    234,106



     During fiscal 2004, 2003 and 2002, no customer accounted for more than 10 percent of consolidated net revenue.


16.  Quarterly Financial Information (Unaudited)

     The following is a condensed summary of the Company's unaudited quarterly results of operations and quarterly stock price data for fiscal 2004, 2003 and 2002:

                                  Quarter     2004       2003      2002
                                  -------   --------   --------  --------
Net revenue                          1st    $496,763   $469,246  $430,453
                                     2nd     548,982    454,609   416,460
                                     3rd     569,153    443,177   408,307
                                     4th     631,817    476,066   456,277

Gross profit                         1st     168,024    159,039   137,338
                                     2nd     179,297    146,143   119,668
                                     3rd     202,267    144,940   132,224
                                     4th     227,158    129,126   147,321

Income (loss) before income taxes    1st      43,978     39,515    35,129
                                     2nd      56,693     37,150    (3,757)
                                     3rd      62,366     32,737    25,879
                                     4th      76,855        640    35,970

Income taxes                         1st      11,874      9,483     9,840
                                     2nd      15,314      8,916    (8,005)
                                     3rd      16,832      7,857     6,211
                                     4th      19,551     (1,494)    8,638

Net income                           1st      32,062     29,962    25,196
                                     2nd      41,216     28,188     4,264
                                     3rd      45,471     24,804    19,683
                                     4th      57,201      1,964    27,336

Basic earnings per share             1st        0.17       0.16      0.13
                                     2nd        0.22       0.15      0.02
                                     3rd        0.24       0.13      0.10
                                     4th        0.30       0.01      0.14

Diluted earnings per share           1st        0.17       0.15      0.13
                                     2nd        0.21       0.15      0.02
                                     3rd        0.24       0.13      0.10
                                     4th        0.30       0.01      0.14


Stock Prices                       Low - High     Low - High     Low - High
                                 -------------  -------------  -------------
Common Stock               1st   $26.14 $31.10  $22.85 $33.75  $25.76 $36.59
                           2nd    28.70  35.12   19.43  29.62   26.46  32.97
                           3rd    28.48  36.10   19.98  25.50   27.94  36.65
                           4th    27.72  33.24   21.15  29.36   30.45  39.61

Class A Common Stock       1st    21.72  26.69   19.79  28.94   22.40  29.55
                           2nd    24.36  29.67   17.95  26.12   22.80  28.35
                           3rd    24.44  30.36   17.02  22.12   24.47  32.29
                           4th    23.72  28.55   18.01  25.73   25.05  33.80



     During the fourth quarter of fiscal 2003, gross profit was impacted by a pretax charge of $28.5 million relating to employment reductions and write-off of manufacturing assets. Selling, general and administrative expenses included a pretax charge of $6.5 million related to employment reductions. These combined charges and a pretax investment write-down of $5.1 million reduced net income by $28.6 million (net of tax benefit of $11.5 million).

     During the second quarter of fiscal 2002, gross profit and selling, general and administrative expenses was impacted by pretax charges of $12.6 million and $11.6 million, respectively, relating to restructuring costs for employment reductions and asset write-offs. Other expenses included a pretax charge of $10.0 million for write-down of an investment. These combined charges reduced net income by $25.3 million (net of tax benefit of $8.9 million).

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Except as described below and in Note 3 to the Notes to Consolidated Financial Statements, there was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     During the fourth quarter of fiscal 2004, the Company implemented a new process to capture and analyze the various financial data used in the preparation of the consolidated statement of cash flows. The new financial reporting process was designed to improve management's ability to analyze and review all cash flow activity. During the testing of the new process, the Company determined that certain changes in other assets and liabilities that historically had been reported as investing activities should have been reported as operating activities. As a result, cash provided from operating activities and cash used for investing activities has been restated in the consolidated statement of cash flows for the year ended June 30, 2003. The impact on reported cash flow activity was not material for the Company's fiscal 2004 quarters ended March 31, December 31 and September 30 and for the year ended June 30, 2002.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2004 (the "Company's 2004 Proxy Statement") is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished below.

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


                           Positions Held with Registrant                               Year
Name                       During the Last Five Years (a)                      Age     Employed
------------------------   --------------------------------                   -----    --------
Frederick A. Krehbiel(b)   Co-Chairman(1999-); Co-Chief Executive               63      1965(c)
                           Officer (1999-2001).

John H. Krehbiel, Jr.(b)   Co-Chairman(1999-); Co-Chief Executive               67      1959(c)
                           Officer (1999-2001).

J. Joseph King             Vice Chairman and Chief Executive Officer            60      1975
                           (2001-);President and Chief Operating Officer
                           (1999-2001).

Martin P. Slark            President and Chief Operating Officer (2001-);       49      1976
                           Executive Vice President (1999-2001).

Robert B. Mahoney          Executive Vice President(2002-); Regional            51      1995
                           President, Far East South (2004-); Treasurer
                           and Chief Financial Officer (1996-2004);
                           Corporate Vice President (1996-2002).

Ronald L. Schubel          Executive Vice President (2001-); Corporate          60      1981
                           Vice President (1982-2001); Regional President,
                           Americas (1998-).

James E. Fleischhacker     Executive Vice President (2001-); Corporate          60      1984
                           Vice President (1994-2001); Regional President,
                           Far East South (1998-2001), (2003-2004).

Diane S. Bullock           Corporate Vice President, Treasurer and Chief        47      2003
                           Financial Officer (2004-); Positions held at
                           ArvinMeritor, Inc.: Vice President and Controller
                           (2001-2003); Vice President, Corporate Development
                           (2000). Positions held at Meritor Automotive, Inc.:
                           Vice President and Controller (1998-2000).

Werner W. Fichtner         Corporate Vice President (1987-) and Regional        61      1981
                           President, Europe (1981-).

Goro Tokuyama              Corporate Vice President (1990-); Regional           70      1985
                           President, Far East North (1988-), and President
                           of Molex Japan Co., Ltd. (1985-2003).

Kathi M. Regas             Corporate Vice President (1994-).                    48      1985

Louis A. Hecht             Corporate Secretary (1977-) and                      60      1974
                           General Counsel (1975-).

(a)  All positions are with Registrant unless otherwise stated.
(b)  John H. Krehbiel, Jr. and Frederick A. Krehbiel (the
     "Krehbiel Family") are brothers. The members of the Krehbiel Family may be considered to be "control persons" of the Registrant. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Registrant or each other.
(c)  Includes period employed by Registrant's predecessor.

     In accordance with Item 406 of Regulation S-K, the Company has adopted a code of ethics that applies to all employees and officers, including the chief executive officer and chief financial officer, and has posted the code of ethics on its website at www.molex.com.


Item 11.  Executive Compensation

     The information under the caption "Information About
Executive Officer Compensation and Transactions" in the Company's
2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

     The information under the captions "Security Ownership of Directors, Management and Certain Beneficial Owners" and "Equity
Compensation Plan Information" in the Company's 2004 Proxy
Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information under the captions "Election of Directors", "Information About Executive Officer Compensation and
Transactions" and "Security Ownership of Directors, Management and Certain Beneficial Owners" in the Company's 2004 Proxy
Statement is herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

     The information under the caption "Independent Auditor Fees" in the Company's 2004 Proxy Statement is herein incorporated by reference.


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statement Schedules

Independent Auditors' Report on Schedule II

Schedule II - Valuation and Qualifying Accounts

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

(a)  2. Exhibits

      The exhibits listed on the accompanying Index to Exhibits are filed or incorporated herein as part of this Report.

(b)  Reports on Form 8-K

      On April 15, 2004, the Company filed a Current Report on Form 8-K reporting under Item 12, "Results of Operations and Financial Condition," that on April 15, 2004, Molex had issued a press release announcing its financial results for the third fiscal quarter and nine months ended March 31, 2004.




            Report of Independent Registered Public Accounting Firm




To the Board of Directors and
Shareholders of Molex Incorporated

     We have audited the consolidated financial statements of Molex Incorporated and its subsidiaries as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated August 20, 2004; such consolidated financial statements and report are included in this Annual Report on Form 10-K of Molex Incorporated and its subsidiaries for the year ended June 30, 2004. Our audits also included the financial statement schedule of Molex Incorporated and its subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 20, 2004



                              Molex Incorporated
               Schedule II - Valuation and Qualifying Accounts
              For the Years Ended June 30, 2004, 2003, and 2002
                                (in thousands)



                         Balance at                                           Balance
Allowance for Losses     Beginning    Charged      Accounts    Translation    at End
and Adjustments:         of Period   to Income   Written Off   Adjustments   of Period
                         ----------  ---------   -----------   -----------   ---------
    2004
     Receivables          $18,404    $ 4,248      $   (617)       $  866      $22,901

     Inventories           40,386     11,366       (12,149)        1,724       41,327


    2003
     Receivables           18,692        176          (978)          514       18,404

     Inventories           46,917     10,321       (18,597)        1,745       40,386


    2002
     Receivables           19,741        237        (1,593)          307       18,692

     Inventories           67,445     19,418       (44,292)        4,346       46,917



                              Molex Incorporated
                              Index of Exhibits

Exhibit
Number                           Description
--------                         -----------

  3       3.1  Certificate of Incorporation (as amended and restated)
               (incorporated by reference to 2000 Form 10-K, Exhibit 3.1)

          3.2 By-laws (as amended and restated)(incorporated by reference to 2000 Form 10-K, Exhibit 3.2)

  4 Instruments defining rights of security holders including indentures. See Exhibit 3.1

 10       Material Contracts

          10.1 The Molex Deferred Compensation Plan (incorporated by reference to 1984 Form 10-K, Exhibit 10.6)

          10.2 The 1990 Molex Incorporated Executive Stock Bonus Plan (as amended) (incorporated by reference to 1998 Form 10-K,
               Exhibit 10.2)

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
                                                    MOLEX INCORPORATED
                                                         (Company)

September 10, 2004   Corporate Vice President,   By: /S/ DIANE S. BULLOCK
                     Treasurer and                  ----------------------
                     Chief Financial Officer          Diane S. Bullock

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 10, 2004   Co-Chairman of the Board       /S/ FREDERICK A. KREHBIEL
                                                        Frederick A. Krehbiel

September 10, 2004   Co-Chairman of the Board       /S/ JOHN H. KREHBIEL, JR.
                                                        John H. Krehbiel, Jr.

September 10, 2004   Vice Chairman and Chief        /S/ J. JOSEPH KING
                     Executive Officer                  J. Joseph King
                     Director

September 10, 2004   President and Chief            /S/ MARTIN P. SLARK
                     Operating Officer                  Martin P. Slark
                     Director

September 10, 2004   Corporate Vice President,      /S/ DIANE S. BULLOCK
                     Treasurer and                      Diane S. Bullock
                     Chief Financial Officer

September 10, 2004   Director                       /S/ FRED L. KREHBIEL
                                                        Fred L. Krehbiel

September 10, 2004   Director                       /S/ MICHAEL J. BIRCK
                                                        Michael J. Birck

September 10, 2004   Director                       /S/ DOUGLAS K. CARNAHAN
                                                        Douglas K. Carnahan

September 10, 2004   Director                       /S/ MICHELLE L. COLLINS
                                                        Michelle L. Collins

September 10, 2004   Director                       /S/ EDGAR D. JANNOTTA
                                                        Edgar D. Jannotta

September 10, 2004   Director                       /S/ JOE W. LAYMON
                                                        Joe W. Laymon

September 10, 2004   Director                       /S/ DONALD G. LUBIN
                                                        Donald G. Lubin

September 10, 2004   Director                       /S/ MASAHISA NAITOH
                                                        Masahisa Naitoh

September 10, 2004   Director                       /S/ ROBERT J. POTTER
                                                        Robert J. Potter


