Form 10-Q
period 2004-09-30
MOLEX INC
filed 2004-11-15
CIK 67472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 ____________

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2004
                        Commission File Number 0-7491
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

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
        Act).   Yes x      No

             On September 30, 2004, the following numbers of shares of the Company's common stock were outstanding:

                    Common Stock             100,553,124
                    Class A Common Stock      87,769,304
                    Class B Common Stock          94,255



             The financial statements included in this Quarterly Report on Form 10-Q have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. See "Statement Regarding Review of Financial Statements" in Item 1 of Part I of this Report.




                              Molex Incorporated

                                     INDEX



     PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements                                      Page

              Statement Regarding Review of Financial Statements          3

              Condensed Consolidated Balance Sheets
              September 30, 2004 and June 30, 2004                        4

              Condensed Consolidated Statements of Income
              Three Months Ended September 30, 2004 and 2003              5

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended September 30, 2004 and 2003              6

              Notes to Condensed Consolidated Financial Statements        7

      Item 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition                      11

      Item 3. Quantitative and Qualitative Disclosure About Market Risk  14

      Item 4. Controls and Procedures                                    15


     PART II - OTHER INFORMATION

      Item 2. Unregistered Sales of Equity Securities
              and Use of Proceeds                                        15

      Item 4. Submission of Matters to a Vote of Security Holders        15

      Item 5. Other Information                                          16

      Item 6. Exhibits                                                   17


     SIGNATURES                                                          19


                                PART I

Item 1.  Financial Statements


        Statement Regarding Review of Financial Statements

     This Quarterly Report on Form 10-Q contains financial statements for the fiscal quarter ended September 30, 2004, which have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X because Deloitte & Touche LLP, Molex's previous independent public accounting firm, resigned on November 13, 2004. For additional information regarding this matter, please refer to Item 5 of Part II below and our Current Report on Form 8-K being filed on the date hereof.

     Molex expects to engage a new independent registered public accounting firm shortly and that the review of its financial statements for the fiscal quarter ended September 30, 2004 will be completed as soon as practicable following Molex's engagement of a new accounting firm. Upon the completion of such review, Molex intends to file an amendment to this Quarterly Report on Form 10-Q. Molex believes that the following unaudited financial statements and notes thereto include all adjustments necessary for a fair presentation of the consolidated financial position and results from operations for the periods presented.





                              Molex Incorporated
                    Condensed Consolidated Balance Sheets
                    (In thousands, except per share data)


                                                    Sept. 30,     June 30,
                                                      2004          2004
                                                   -----------   -----------
ASSETS                                             (Unaudited)
Current assets:
Cash and cash equivalents                          $   238,292   $   234,431
Marketable securities                                   93,153       104,223
Accounts receivable, net                               544,736       529,630
Inventories                                            283,417       265,344
Other current assets                                    40,027        35,016
                                                   -----------   -----------
 Total current assets                                1,199,625     1,168,644
Property, plant and equipment, net                   1,009,163     1,022,378
Goodwill                                               164,969       164,915
Other assets                                           194,930       216,409
                                                   -----------   -----------
 Total assets                                      $ 2,568,687   $ 2,572,346
                                                   -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                   $   225,731   $   234,823
Accrued expenses                                       132,625       143,160
Other current liabilities                               47,508        50,481
                                                   -----------   -----------
 Total current liabilities                             405,864       428,464
Other non-current liabilities                            9,361        10,487
Accrued pension and postretirement benefits             51,435        52,151
Long-term debt                                          10,075        10,243
Obligations under capital leases                         3,143         3,796
Minority interest in subsidiaries                        3,383         1,211
Shareholders' equity:
Common Stock                                            10,747        10,734
Paid-in capital                                        376,518       369,660
Retained earnings                                    2,209,211     2,160,368
Treasury stock                                        (532,216)     (509,161)
Deferred unearned compensation                         (32,722)      (32,180)
Accumulated other comprehensive income                  53,888        66,573
                                                   -----------   -----------
Total shareholders' equity                           2,085,426     2,065,994
                                                   -----------   -----------
 Total liabilities and shareholders' equity        $ 2,568,687   $ 2,572,346
                                                   -----------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Molex Incorporated
                  Condensed Consolidated Statements of Income
               (Unaudited - in thousands, except per share data)


                                                       Three Months Ended
                                                          September 30,
                                                   -------------------------
                                                      2004           2003
                                                   -----------   -----------
Net revenue                                        $   640,230   $   496,763
Cost of sales                                          411,558       328,739
                                                   -----------   -----------
 GROSS PROFIT                                          228,672       168,024
                                                   -----------   -----------
Selling, general and administrative expenses:
 Selling                                                54,020        44,416
 General and administrative                            102,192        83,048
                                                   -----------   -----------
 Total selling, general and
  administrative expenses                              156,212       127,464
                                                   -----------   -----------
INCOME FROM OPERATIONS                                  72,460        40,560

Other (income) expense:
 Equity income                                          (2,029)       (2,183)
 (Gain)/loss on investments                             (1,152)            -
 Interest, net                                            (925)       (1,235)
                                                   -----------   -----------
 Total other (income) expense                           (4,106)       (3,418)

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                 76,566        43,978

 Income taxes and minority interest                     20,924        11,916
                                                   -----------   -----------
NET INCOME                                         $    55,642   $    32,062
                                                   -----------   -----------
EARNINGS PER SHARE:
 Basic                                             $      0.29   $      0.17
 Diluted                                           $      0.29   $      0.17

DIVIDENDS PER SHARE                                $    0.0375   $    0.0250

AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                 188,763       190,679
 Diluted                                               190,617       192,372






The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Molex Incorporated
               Condensed Consolidated Statements of Cash Flows
                          (Unaudited - In thousands)

                                                       Three Months Ended
                                                          September 30,
                                                   ------------------------
                                                       2004          2003
                                                   -----------   -----------
                                                              Restated (Note 2)

Cash and cash equivalents, beginning of period     $   234,431   $   178,976

OPERATING ACTIVITIES
Net income                                              55,642        32,062
Add (deduct) non-cash items included in net income:
 Depreciation and amortization                          57,193        55,475
 Amortization of deferred unearned compensation          3,787         3,007
Changes in assets and liabilities, excluding effects of
foreign currency adjustments:
 Accounts receivable                                   (14,632)      (36,008)
 Inventories                                           (18,144)      (13,767)
 Accounts payable                                       (7,332)        7,121
 Other current assets and liabilities                  (20,328)      (10,953)
 Other assets and liabilities                           (1,770)        5,972
                                                   -----------   -----------
Cash provided from operating activities                 54,416        42,909

INVESTING ACTIVITIES
Capital expenditures                                   (48,435)      (45,324)
Sales (purchases) of marketable securities              11,036         9,387
Other investing activities                              13,275        (2,059)
                                                   -----------   -----------
Cash used for investing activities                     (24,124)      (37,996)

FINANCING ACTIVITIES
Net decrease in debt                                       (65)       (2,855)
Principal payments on capital leases                      (827)       (1,362)
Cash dividends paid                                     (4,730)       (4,773)
Purchase of treasury stock                             (21,905)      (19,985)
Reissuance of treasury stock                               213           539
Exercise of stock options                                1,360         2,177
                                                   -----------   -----------
Cash used for financing activities                     (25,954)      (26,259)

Effect of exchange rate changes on
 cash and cash equivalents                                (477)        1,164
                                                   -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                                        3,861       (20,182)
                                                   -----------   -----------
Cash and cash equivalents, end of period           $   238,292   $   158,794
                                                   -----------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Molex Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation

     Molex Incorporated manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 55 plants in 19 countries throughout the world.

     The unaudited financial statements have been prepared from the Company's books and records and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, do not include all information and footnote disclosures included in the annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2004 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     Certain reclassifications have been made to the prior  year's
financial   statements  to  conform  to  the  fiscal   year   2005
classifications.

2.  Restatement of Cash Flow Activities

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

     As reported in the Molex Incorporated 2004 Annual Report on Form 10-K, cash provided from operating activities and cash used for investing activities was restated in the consolidated statement of cash flows for the year ended June 30, 2003 as follows (in thousands):

                                                      Previously
                                           Restated    Reported
                                          ---------   ----------

Cash provided from operating activities   $ 304,872   $ 349,473
                                          ---------   ----------

Cash used for investing activities        $(249,225)  $(293,826)
                                          ---------   ----------

     The impact on reported cash flow activity related to this issue was not material for the Company's fiscal 2004 quarters ended March 31, December 31 and September 30.

     During the first quarter of fiscal 2005, the Company determined that it had made a clerical error, unrelated to the issue discussed above, in the condensed consolidated statement of cash flows for the three months ended September 30, 2003.

     Cash provided from operating activities and the effect of exchange rate changes on cash and cash equivalents has been restated in the condensed consolidated statement of cash flows for the three months ended September 30, 2003 as follows (in thousands):

                                                      Previously
                                           Restated    Reported
                                          ---------   ----------

Cash provided from operating activities    $ 42,909   $  31,909
                                          ---------   ----------
Effect of exchange rate changes on
 cash and cash equivalents                 $  1,164   $  12,164
                                          ---------   ----------

3.   Prior Year Adjustment

     Included in the results for the three months ended September
30, 2004 is a charge of $8.0 million ($5.8 million after-tax, or $0.03 per share), of which $3.0 million ($2.2 million after-tax) related to fiscal 2004. This adjustment related to the omission of certain intercompany inventory in the Company's calculation of profit-in-inventory elimination. The Company has concluded that the amounts related to fiscal 2004 and prior years are not material, both individually and in the aggregate, to the trends of the financial statements for those periods affected, and to a fair presentation of the Company's results of operations and financial statements. Accordingly, results for fiscal 2004 and prior years have not been restated.

     Also included in the results for the three months ended
September 30, 2004 is a reversal of a prior year insurance accrual of $2.7 million ($2.0 million after-tax), which was no longer required and a reduction in inventory allowance of $1.5 million ($1.1 million after-tax).

4.   Earnings Per Share

     A reconciliation of the basic average common shares outstanding to dilutive average common shares outstanding is as follows (in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                       ------------------
                                                         2004      2003
                                                       --------  --------

Basic average common shares outstanding                 188,763   190,679
Effect of dilutive stock options                          1,854     1,693
                                                       --------  --------
Diluted average common shares outstanding               190,617   192,372
                                                       --------  --------
5.    Comprehensive Income

     Total comprehensive income is summarized as follows (in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                       ------------------
                                                         2004      2003
                                                       --------  --------

Net income                                             $ 55,642  $ 32,062
Translation adjustments                                 (12,672)   21,698
Unrealized investment gain (loss)                           (13)      242
                                                       --------  --------
Total comprehensive income                             $ 42,957  $ 54,002
                                                       --------  --------
                                       8


6.   Inventories

     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

                                                      Sept. 30,   June 30,
                                                        2004        2004
                                                      ---------   ---------
Raw materials                                         $  39,762   $  39,743
Work in process                                          95,029      91,168
Finished goods                                          148,626     134,433
                                                      ---------   ---------
Total inventories                                     $ 283,417   $ 265,344
                                                      ---------   ---------

7.   Pensions and Other Postretirement Benefits

     The components of pension and retiree health care benefit cost are as follows for the three months ended September 30, 2004 and 2003 (in thousands).

                                           Pension        Retiree Health Care
                                       ----------------   -------------------
                                         2004    2003       2004       2003
                                       -------  -------   --------   --------

Service cost                           $ 1,997  $ 1,754   $   470    $   485
Interest cost                              952    1,225       471        499
Expected return on plan assets          (1,047)  (1,221)        -          -
Amortization of prior service cost          51       60       (66)       (68)
Recognized actuarial losses                349      172       159        189
Amortization of transition obligation       15       17         -          -
                                       -------  -------   -------    -------
Benefit cost                           $ 2,317  $ 2,007   $ 1,034    $ 1,105
                                       -------  -------   -------    -------

8.   Stock Option Plans

     As  permitted by Statement of Financial Accounting  Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, the effects on reported net income and earnings per share for the three months ended September 30 would have been as follows (in thousands, except per share data):

                                                       Three Months Ended
                                                          September 30,
                                                       ------------------
                                                         2004      2003
                                                       --------  --------
Net income as reported                                 $ 55,642  $ 32,062
Add: Stock-based compensation included in reported
 net income, net of related tax effects                   2,765     2,196
Deduct: Stock-based compensation determined under
 fair value method, net of related tax effects           (5,881)   (3,814)
                                                       --------  --------
Pro forma net income                                   $ 52,526  $ 30,444
                                                       --------  --------
Earnings per share:
  Basic                                                $   0.29  $   0.17
  Diluted                                              $   0.29  $   0.17
Pro forma earnings per share:
  Basic                                                $   0.28  $   0.16
  Diluted                                              $   0.28  $   0.16


     For purposes of computing pro forma net income and earnings per share, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model.

9. Segments and Related Information

     The Company operates in one product segment: the manufacture and sale of electronic components. Management operates the business through four regions. Information by region is summarized as follows (in thousands):

                                      Inter-
                         Customer    Company      Total        Net
Three months ended:      Revenue     Revenue     Revenue      Income
September 30, 2004       --------    --------    --------    --------
Americas                 $176,623    $ 55,286    $231,909    $ 16,027
Far East South            190,339      36,344     226,683      25,108
Far East North            131,639      76,902     208,541      25,137
Europe                    128,414      10,589     139,003       2,625
Corporate and other        13,215      27,199      40,414     (13,255)
Eliminations                    -    (206,320)   (206,320)          -
                         --------    --------    --------    --------
Total                    $640,230    $      -    $640,230    $ 55,642
                         --------    --------    --------    --------
September 30, 2003
Americas                 $151,491    $ 38,869    $190,360    $ 10,583
Far East South            142,872      17,528     160,400      17,482
Far East North            116,313      48,693     165,006      13,653
Europe                     74,407       8,365      82,772      (1,603)
Corporate and other        11,680      26,933      38,613      (8,053)
Eliminations                    -    (140,388)   (140,388)          -
                         --------    --------    --------    --------
Total                    $496,763    $      -    $496,763    $ 32,062
                         --------    --------    --------    --------

     Revenue is recognized based on the location of the selling entity.



10.  Subsequent Event

      On November 13, 2004, the Company was notified that its independent auditor, Deloitte & Touche LLP, was resigning as the Company's independent public accountant. The Company has not yet retained a new independent public accountant. Consequently, the unaudited financial statements included in this Form 10-Q have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X.



                              Molex Incorporated



Item  2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

First Quarter Results

     Revenue was $640.2 million for the three months ended September 30, 2004, an increase of 29 percent over last year's first quarter of $496.8 million. Revenue for the first quarter included $18 million from the automotive acquisition in Europe that was completed on April 2, 2004. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $19 million over the prior year quarter.

     Customer revenue in the Americas region was $176.6 million, up 17 percent from last year's first quarter revenue of $151.5 million, due to stronger demand for high-speed, industrial and medical electronics products, which more than offset lower demand in automotive. In the Far East South region, customer revenue was $190.3 million, an increase of $47.5 million, or 33 percent, compared with the prior year first quarter. The revenue growth in this region was primarily driven by demand from the digital consumer, personal computer and mobile phone markets, serving both local and multinational customers. Customer revenue in the Far East North region, increased 13 percent to $131.6 million in the first quarter of fiscal 2005, compared with $116.3 million in the prior year quarter. Foreign currency translation contributed $8.8 million to the revenue increase. Demand for new products in the digital consumer and communication markets was also strong. In Europe, customer revenue was $128.4 million, up 73 percent from last year's first quarter revenue of $74.4 million. As noted above, the Company's automotive acquisition during the fourth quarter of fiscal 2004, added revenue of $18 million. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue by approximately $8 million.

     Gross profit was $228.7 million for the three months ended September 30, 2004, up $60.7 million, or 36 percent over the prior year quarter. Gross profit margin was 35.7 percent of net revenue, up from 33.8 percent in last year's first quarter. The improvement in gross profit margin was primarily due to leverage from the higher sales volumes. Included in the results for the three months ended September 30, 2004 is a charge of $8.0 million ($5.8 million after-tax, or $0.03 per share) related to prior years. This adjustment related to the omission of certain intercompany inventory in the Company's calculation of profit-in-inventory elimination. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion. Also included in the results for the three months ended September 30, 2004 is a reversal of a prior year insurance accrual of $2.7 million ($2.0 million after-tax), which was no longer required, and a reduction in inventory allowance of $1.5 million ($1.1 million after-tax).

     Selling, general and administrative expenses were $156.2 million for the first three months of fiscal 2005, as compared with $127.5 million in the prior year quarter. As a percent of net revenue, selling, general and administrative expenses decreased from 25.7 percent in the prior year quarter to 24.4 percent in this year's first quarter.

     Total other income was $4.1 million in the first quarter ended September 30, 2004, compared with $3.4 million in the prior year quarter. The effective tax rate was 27.0 percent for the first quarter of fiscal 2005, the same rate as last year's first quarter.

     Net income for the three months ended September 30, 2004 was $55.6 million, up 74 percent from $32.1 million in last year's first quarter. Foreign currency translation increased net income by $2.0 million. Earnings per share was $0.29 in the first quarter of fiscal 2005 compared with $0.17 in the prior year quarter.

Financial Condition and Liquidity

     The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. Long-term debt at September 30, 2004 totaled $10.1 million.

     Cash provided from operating activities and the effect of exchange rate changes on cash and cash equivalents has been restated in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2003. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion.

     Cash provided from operating activities for the three months ended September 30, 2004 was $54.4 million, up from $42.9 million in the prior year period. The increase in cash provided from operations was driven by higher net income in the current period. For the three months ended September 30, 2004, cash was used to support higher working capital levels. Working capital at September 30, 2004 was $793.8 million compared with $740.2 million at June 30, 2004.

     Cash used for investing activities was $24.1 million and $38.0 million for the three months ended September 30, 2004 and 2003, respectively. Capital expenditures were $48.4 million in the current period, an increase of $3.1 million over the prior year's capital spending of $45.3 million. During the first quarter of fiscal 2005, the Company sold its investment in an affiliate and generated cash from this transaction of $14.1 million.

     Cash used for financing activities was $26.0 million in the first quarter of fiscal 2005 compared with $26.3 million in the prior year period. Cash was used primarily for the purchase of treasury stock and the payment of dividends. The Company's Board of Directors authorized the purchase of up to $100 million of Common Stock and/or Class A Common Stock during fiscal 2005. During the three months ended September 30, 2004, the Company purchased 875,000 shares of Class A Common Stock at an aggregate cost of $21.9 million.

     Molex has a strong cash balance and cash flow and very little debt. The Company believes at this time that share repurchases are a good investment as compared with investing cash in short-term money instruments or marketable securities, particularly with the current low interest rates. The Company also uses shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and the employee stock purchase plan.

Outlook

     Molex's operations in the Far East continue to drive the Company's results. Management expects this trend to continue, based on the magnitude of production transferred by global customers to the region and supported by Molex's technical capabilities and long-term history of working in the region.

     In the Americas region, many customers appear to be adjusting their finished goods inventory to more conservative levels. Management believes that the amount of actual connector inventory within these channels is reasonable, and therefore the outlook in the majority of the Company's markets remains encouraging. In addition, management expects to gain market share based on the Company's positions within key markets, such as digital consumer, mobile communication and mobile computing, that are growing faster than the overall connector market, as well as the focus on the emerging medical electronics market.

     For the second quarter ending December 30, 2004, management is forecasting revenues in a range of $635 million to $650 million. Based on these revenues, the Company expects earnings per share in the range of $0.29 to $0.31.

     Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.


Critical Accounting Policies

     See the information concerning the Company's critical accounting policies included under Management's Discussion of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which is incorporated in this Form 10-Q by reference.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were in use at September 30, 2004 and 2003.

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

     The Company's $93.2 million of marketable securities at September 30, 2004 are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company's exposure related to derivative instrument transactions is, in the aggregate, not material to the Company's financial position, results of operations or cash flows.

     Interest rate exposure is limited to marketable securities owned by the Company and long-term debt. The Company does not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of its investments, less than twelve months, and the fixed-rate nature of its long-term debt.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, Molex conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of Molex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange  Act  of  1934  (the `Exchange  Act')).   Based  on  that
evaluation, the principal executive officer and principal financial officer have concluded that, except as described below, Molex's disclosure controls and procedures are effective to ensure that information required to be disclosed by Molex in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

     During the fiscal quarter ended September 30, 2004, Molex's management identified the omission of certain intercompany inventory in its calculation of profit-in-inventory elimination for prior periods as described in Note 3 to the Notes to Condensed Consolidated Financial Statements. Molex concluded that the amounts related to fiscal 2004 and prior years are not material, both individually and in the aggregate, to the trends of the financial statements for those periods affected, and to a fair presentation of Molex's results of operations and financial statements. Molex's Audit Committee concurs with management's recommendations as to the accounting treatment for such omission.

     Molex's independent public accounting firm, Deloitte & Touche LLP ("Deloitte"), expressed to the Audit Committee that the omission described above should have been disclosed in the representation letter dated August 20, 2004 of Molex's Chief Executive Officer and Chief Financial Officer delivered to Deloitte on September 10, 2004 in connection with the audit of Molex's financial statements as of and for the year ended June 30, 2004 and the filing of Molex's Annual Report on Form 10-K on September 10, 2004. The signatories did not believe that the matter was required to be addressed in that letter.

     The Audit Committee, with the assistance of independent legal and accounting advisors, conducted an inquiry into the omission and related matters. No additional adjustments were identified as a result of this inquiry. The Audit Committee presented the findings of the inquiry to Deloitte. Deloitte requested additional information relating to this matter and the Audit Committee responded to those requests. As disclosed in Part II,
Item 5 below, Deloitte ultimately advised Molex on November 13, 2004 that Deloitte was prepared to complete its review, under Statement of Auditing Standards No. 100 "Interim Financial Information" (SAS 100), of the unaudited financial statements included in this Form 10-Q in time to permit a filing of the Form 10-Q in substantially the form hereof by the November 15 extended deadline for such report, but only if Molex's Chief Executive Officer and Chief Financial Officer who had signed the representation letter dated August 20, 2004 no longer served as officers of Molex and certain disclosures relating to the matters in question were agreed upon. Molex's Audit Committee and Board of Directors each unanimously rejected this condition imposed by Deloitte. Following the communication of Molex's position, representatives of Deloitte advised Molex on November 13, 2004 that Deloitte was resigning as Molex's independent auditors effective immediately.

     Molex's management is not aware of any information which would result in any adjustments to the financial information included in this Form 10-Q. Molex's management has established a remediation plan to correct the deficiency in internal controls described above and has discussed the plan for remediation with Molex's Audit Committee. Molex intends to continue to evaluate the effectiveness of its disclosure controls and procedures and will take corrective action as appropriate.

     Except as described above, there have been no changes in the Company's disclosure controls and procedures in the fiscal quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company's disclosure controls and procedures.

                              PART II

Item 1. Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On July 29, 2004, the Company issued options to purchase 88,000 shares of Class A Common Stock to employee directors of the Company with an aggregate exercise price of $2,186,437, pursuant to the terms of the 2000 Incentive Stock Option Plan. The issuance of these options to purchase shares of Class A Common Stock was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2). Per the terms of the plan, the option price is the fair market value of the stock on the date of grant and the option term is five years from the date of grant.

     Share purchases of Molex Class A Common Stock for the quarter ended September 30, 2004 were as follows:

                                               Total Number    Dollar Value
                                                 of Shares      of Shares
                                                Purchased as   that May Yet
                                                  Part of      Be Purchased
                    Total Number   Average       Publicly       Under the
                     of Shares     Price Paid    Announced        Plan
   Period            Purchased     Per Share       Plan
----------------    ------------   ----------   ------------   ------------

July 1 - July 31          -             -            -         $100,000,000

Aug. 1 - Aug. 31       635,000        $24.91       635,000      $84,179,324

Sept. 1 - Sept. 30     240,000        $25.35       240,000      $78,094,624

   Total               875,000        $25.03       875,000      $78,094,624



Item 3.  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on October 22, 2004, the following directors were elected to hold office for their respective terms according to their class: Frederick A. Krehbiel, 76,919,923 votes in favor and 17,974,492 withheld; Masahisa Naitoh, 93,471,527 votes in favor and 1,422,888 withheld; Michael J. Birck, 86,868,952 votes in favor and 8,025,463 withheld; and Martin P. Slark, 76,983,471 votes in favor and 17,910,944 withheld.

     The second proposal before the stockholders, the amendment and restatement of the 2004 Molex Incorporated Employee Stock Purchase Plan, was approved. The number of Common Stock shares voted for the proposal was 82,503,248; against - 6,288,159;
abstaining - 853,562; and broker non-votes - 5,155,340. Substantially all Class B Common Stock shares, 94,105, were voted for the proposal.

     The final proposal before the stockholders, the ratification of Deloitte & Touche LLP as the independent auditors, was approved. The number of Common Stock shares voted for the proposal was 86,404,079; against - 7,555,982; abstaining -
840,248; and broker non-votes - 0. Substantially all Class B Common Stock shares, 94,105, were voted for the proposal.





Item 5.  Other Information

     Change in Molex's Certifying Accountant. On November 13, 2004, Deloitte & Touche LLP notified Molex that Deloitte was resigning as Molex's independent public accounting firm. Molex expects to engage a new independent registered public accounting firm in the near future. A summary of the circumstances surrounding these developments is set forth below. During the fiscal quarter ended September 30, 2004, Molex's management identified the omission of certain intercompany inventory in its calculation of profit-in-inventory elimination for prior periods. Molex's management determined that Molex's financial statements for the fiscal quarter ended September 30, 2004 would include a charge of $8.0 million ($5.8 million after-tax or $0.03 per share) related to the omission in prior fiscal periods, of which approximately $3.0 million ($2.2 million after-tax) was related to fiscal 2004. This charge was reflected in the financial results included in Molex's October 20, 2004 earnings release and is reflected in the unaudited financial statements included in this

Form 10-Q. Molex concluded that the amounts related to fiscal 2004 and prior years are not material, both individually and in the aggregate, to the trends of the financial statements for those periods affected, and to a fair presentation of Molex's results of operations and financial statements.

     Molex's independent public accounting firm, Deloitte & Touche LLP, expressed to the Audit Committee that the omission described above should have been disclosed in the representation letter dated August 20, 2004 of Molex's Chief Executive Officer and Chief Financial Officer delivered to Deloitte on September 10, 2004 in connection with the audit of Molex's financial statements as of and for the year ended June 30, 2004 and the filing of Molex's Annual Report on Form 10-K on September 10, 2004. The signatories did not believe that the matter was required to be addressed in that letter.

     The Audit Committee, with the assistance of independent legal and accounting advisors, conducted an inquiry into the omission and related matters. The Audit Committee of Molex's Board of Directors concluded that it concurs with management's recommendations as to the accounting treatment for such omission. No additional adjustments were identified as a result of this inquiry. The Audit Committee presented the findings of the inquiry to Deloitte. Deloitte requested additional information relating to this matter and the Audit Committee provided the information responsive to those requests.

      The Molex Board of Directors on November 10 named Robert B. Mahoney, a current Executive Vice President and former Chief Financial Officer of Molex, as the Acting Chief Financial Officer, and reassigned the prior Chief Financial Officer to the position of Vice President and Treasurer. The Board's action was in response to Deloitte having advised Molex that, because of its view that this matter should have been disclosed in the August 20, 2004 representation letter, Deloitte would require representations and certifications from a new principal accounting and financial officer in connection with Molex's future filings with the
Securities   and   Exchange   Commission   containing    financial
statements, including this Quarterly Report on Form 10-Q. Deloitte had concurrently advised Molex that it was considering whether it would require representations and certifications from a new principal executive officer in connection with Molex's future SEC filings.

      On Saturday, November 13, 2004, representatives of Deloitte advised Molex that Deloitte was prepared to complete its SAS 100 review in time to permit a filing of this Form 10-Q in substantially the form in which it is filed by the November
15 extended deadline for such report, but only if Molex's principal executive officer and former principal financial and accounting officer, who was recently reassigned as Vice President and Treasurer as described in Molex's November 11 press release attached as Exhibit 99.1 hereto, no longer served as officers of Molex and certain disclosures relating to the matters in question were agreed upon. Molex's Audit Committee and Board of Directors each unanimously rejected this condition imposed by Deloitte. Following the communication of Molex's position, representatives of Deloitte advised Molex that Deloitte was resigning as Molex's independent auditors effective immediately. Deloitte did not advise the Company that its resignation was due to any disagreements with Molex on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference thereto in its audit report.

     Due to the timing of Deloitte's resignation, Molex could not retain a new independent public accounting firm prior to the filing of this Quarterly Report on Form 10-Q. Consequently, the financial statements included in this Form 10-Q have not been reviewed by an independent public accounting firm as required by Rule 10-01(d) of Regulation S-X. As a result, Molex's Chief Executive Officer and Molex's Acting Chief Financial Officer cannot certify that this Form 10-Q "fully complies" with the requirement of Section 13(a) or 15(d) of the Exchange Act as required by Section 906 of the Sarbanes-Oxley Act of 2002.

     Molex expects to engage a new independent registered public accounting firm in the near future. Molex also expects that the review of its financial statements for the fiscal quarter ended September 30, 2004 will be completed as soon as practicable
following   Molex's   engagement  of  a  new  independent   public
accounting firm. Upon the completion of such review, Molex plans to file an amendment to this Form 10-Q, which amendment would include the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. Until such planned amendment to this Form 10-Q is filed, Molex is not deemed by the SEC to be current or timely in its Exchange Act filings. After the planned amendment to this Form 10-Q is filed, Molex will be current in its SEC reporting obligations.

     Compliance   with  Nasdaq  Continued  Listing   Requirements.
Nasdaq Marketplace Rule 4310(c)(14) requires Molex to file with the Nasdaq Stock Market, Inc. ("Nasdaq") copies of all reports filed or required to be filed with the SEC. On November 15, 2004, Molex will have notified Nasdaq that Deloitte had resigned and that as a result the unaudited financial statements included in this Form 10-Q filing have not been reviewed by an independent registered public accounting firm. Because the SEC does not deem this Form 10-Q to be current and timely, Molex will not be in compliance with Nasdaq's continued listing standards and Molex expects that Nasdaq will issue a letter to Molex regarding such
non-compliance  and  potential delisting.   Molex  would  in  such
circumstance appeal to the Nasdaq Hearing Panel and request an extension sufficient to allow Molex's independent registered public accounting firm to complete its SAS 100 review and for Molex to remedy such noncompliance by filing the planned amendment to this Form 10-Q.

     Departure and Appointment of Principal Officers. On November 10, 2004, Molex's Board of Directors appointed Robert B. Mahoney, a current Executive Vice President and former Chief Financial Officer of Molex, as the Acting Chief Financial Officer and reassigned the prior Chief Financial Officer, Diane S. Bullock, to the position of Vice President and Treasurer.

     Robert B. Mahoney, age 51, has been employed by Molex since 1995. In addition to his appointment as Acting Chief Financial Officer, Mr. Mahoney will continue to serve as an Executive Vice President of Molex (since 2002) and as President, Far East South (beginning in 2004). Previously, he served as Molex's Treasurer and Chief Financial Officer from 1996 to 2004 and as a Corporate Vice President of Molex from 1996 to 2002. There is no family relationship between Mr. Mahoney and any director, executive officer, or person nominated or chosen by Molex to become a director or executive officer. There is no written employment agreement between Mr. Mahoney and Molex.

     Additional Information. You should refer to Molex's Current Report on Form 8-K dated November 15, 2004, including Molex's press release dated November 15, 2004 for additional information regarding the foregoing matters. You should also refer to Molex's November 11, 2004 press release attached hereto as Exhibit 99.1.


Cautionary Statement

     This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" as defined in the Private
Securities   Litigation   Reform  Act  of  1995.   Forward-looking
statements,  in  general,  predict, forecast,  indicate  or  imply future results, performance or achievements and are typically identified by words or phases such as "believe", "expect",
"estimate"   and   similar   expressions.   Such   forward-looking
statements are subject to various risks and uncertainties that may cause actual results or performance to vary materially from those projected. Certain of these risks and uncertainties are set forth in this and other documents filed with the Securities and Exchange
Commission   and  include,  but  are  not  limited  to, Molex's
ability to timely hire a new independent registered public accounting firm, Molex's ability to timely comply with SEC and Nasdaq reporting obligations, economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rates, interest rates, changes in technology, patent issues, litigation results and legal and regulatory developments. Molex undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.


Item 6.  Exhibits


     Number    Description
     ------    -----------
       31      Rule 13a-14(a)/15d-14(a) Certifications

               31.1  Section 302 certification by Chief Executive Officer
               31.2  Section 302 certification by Acting Chief Financial Officer




       99      Additional Exhibits

               99.1  Press release dated November 11, 2004


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MOLEX INCORPORATED
                                        _______________________
                                             (Registrant)



Date:  November 15, 2004                 /s/ ROBERT B. MAHONEY
                                        ______________________
                                        Robert B. Mahoney
                                        Acting Chief Financial Officer
                                        Executive Vice President, and
                                        President, Far East South



Date:  November 15, 2004                 /s/ LOUIS A. HECHT
                                        ___________________
                                        Louis A. Hecht
                                        Corporate Secretary and
                                        General Counsel




