Form 10-K/A
period 2004-06-30
MOLEX INC
filed 2005-03-21
CIK 67472

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          ____________
                           FORM 10-K/A
                        (Amendment No. 1)

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






                        EXPLANATORY NOTE


      Molex Incorporated (the "Company") is filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended June 30, 2004, to amend its disclosures in Item 9A of its annual report on Form 10-K filed on September 10, 2004 (the "Annual Report") in response to a comment that the Company received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. This Amendment No. 1 on Form 10-K/A amends only Item 9A of the Annual Report. It does not affect the financial statements and footnotes or other disclosures filed in the Annual Report. Except to the extent expressly set forth herein, this Form 10-K/A continues to speak as of the date of the original Annual Report and the Company has not updated or amended the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report for the year ended June 30, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

                                   2








                             PART II

Item 9A.  Controls and Procedures

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. Except as described below, there was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     During the fourth quarter of fiscal 2004, the Company implemented a new process to capture and analyze the various financial data used in the preparation of the consolidated statement of cash flows.

     During the testing of the new process, the Company discovered an error in the consolidated statement of cash flows for the year ended June 30, 2003. The Company's old process was based on a Hyperion-based calculated cash flow model which recorded the change in the "other asset" account as an investing activity. Other assets include intangibles, third-party investments, deferred taxes, prepaid expenses and deposits. Under the old process, the Company manually reclassified the change in deferred taxes and prepaid pension to operating activities. The Company made a clerical error of $25.4 million with respect to the manual adjustment for deferred taxes and prepaid pension in its cash flow statement for the year ended June 30, 2003. The Company also determined that other changes in the "other asset" account amounting to $19.2 million that had been classified as investing activities should have been classified as operating activities. The result of these errors was an overstatement of cash provided from operating activities and an overstatement of cash used for investing activities by $44.6 million in the consolidated statement of cash flows for the year ended June 30, 2003. In the Form 10-K for fiscal 2004, cash provided from operating activities and cash used for investing activities were restated in the consolidated statement of cash flows for the year ended June 30, 2003.

     Similar errors related to the classification of other asset accounts occurred in the Company's fiscal year ended June 30, 2002 and the first three quarters of the fiscal year ended June 30, 2004. The impact of such classification errors on reported cash provided from operating activities and cash used for investing activities during these periods was not material.

     The Company's new cash flow reporting process, which identified the fiscal 2003 error, was designed to improve management's ability to analyze and review all significant cash flow activity. The Company also developed a quarterly cash flow checklist as a further control procedure. To specifically address the error described above, the Company added separate balance sheet accounts in its Hyperion reporting system for intangibles, investments, deferred taxes and prepaid pensions. The Company believes that the new cash flow process and additional review procedures will ensure that future errors are prevented.

                                  3




                             PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)   2.  Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K/A.


                                   4






                        Molex Incorporated
                        Index of Exhibits

Exhibit
 Number                        Description
--------                       -----------

  31         Rule 13a-14(a)/15d-14(a) Certifications

               31.1 Section 302 certification by Chief Executive Officer

               31.2 Section 302 certification by Chief Financial Officer


                                       5






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


                                        MOLEX INCORPORATED
                                        _______________________
                                        (Registrant)


Date:  March 21, 2005                   /s/ ROBERT B. MAHONEY
                                        ______________________
                                        Robert B. Mahoney
                                        Acting Chief Financial Officer,
                                        Executive Vice President and
                                        President, Far East South



Date:  March 21, 2005                   /s/ LOUIS A. HECHT
                                        ___________________
                                        Louis A. Hecht
                                        Corporate Secretary and
                                        General Counsel


                                 6