Form 10-Q/A
period 2004-09-30
MOLEX INC
filed 2005-03-21
CIK 67472

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                           ____________

                            FORM 10-Q/A
                         (Amendment No. 1)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended September 30, 2004
                   Commission File Number 0-7491
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
                           ____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    No X

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






                         EXPLANATORY NOTE

     This amendment on Form 10-Q/A (Amendment No. 1) ("10-Q Amendment") is being filed to file financial statements for the fiscal quarter ended September 30, 2004 that have been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X and to make certain other changes including those responsive to comments of the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. As previously disclosed, the financial statements for the fiscal quarter ended September 30, 2004 included in the Company's Form 10-Q filed on November 15, 2004 were not reviewed by an independent registered public accountant because Molex's previous independent public accounting firm resigned on November
13,  2004.   Molex  engaged Ernst & Young LLP as  its  independent
public accounting firm on December 9, 2004, and the financial statements for the fiscal quarter ended September 30, 2004 included in this 10-Q Amendment have been reviewed by Ernst &
Young  LLP  for purposes of Rule 10-01(d) of Regulation  S-X.   As
discussed below and in Note 2 to the Condensed Consolidated Financial Statements, the financial statements for the fiscal quarter ended September 30, 2004 included in the Company's Form 10-Q filed on November 15, 2004 have been restated. Notes 2, 3, 12 and 13 have been added and Notes 1, 4 and 5 have been revised. Former Note 10 has been deleted.

     Subsequent to the issuance of the Form 10-Q filed on November 15, 2004, the Company reviewed certain accounting matters and practices that resulted in adjustments to the Company's first fiscal quarter ended September 30, 2004. This review resulted in correction of errors in the Company's reserve for accounts receivable, its accrual for vacation pay, in the recording of a contingent gain, and in the recording of the first quarter profit-in-inventory adjustment. The correction in the Company's reserve for accounts receivable resulted in a reduction of such reserve by approximately $4.1 million ($3.0 million after tax), which change had a positive impact on pre-tax income for the 2005 first fiscal quarter. The other corrections, which had a negative impact on pre-tax income for the 2005 first fiscal quarter, resulted in an increase in the Company's vacation accrual of approximately $5.5 million ($4.0 million after tax), the reversal of a contingent gain previously recorded in the 2005 first fiscal quarter of $1.9 million ($1.4 million after tax) on the sale of an investment that provides for potential earn-out payments, and an adjustment to the previously disclosed profit-in-inventory charge of $1.1 million ($0.8 million after tax). In addition, the Company made a correction of an error in its calculation of inventory reserve that had a positive impact on pre-tax income for the 2005 first fiscal quarter of $0.1 million.

     Except to the extent expressly set forth herein, this amendment speaks as of the original filing date of our Form 10-Q and the information contained in our Form 10-Q for the quarter ended September 30, 2004 has not been updated or amended. You should refer to our subsequent filings under the Exchange Act with the Commission for information regarding subsequent events and developments.

                        Molex Incorporated

                               INDEX



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                         Page

          Condensed Consolidated Balance Sheets
          September 30, 2004 and June 30, 2004                           4

          Condensed Consolidated Statements of Income
          Three Months Ended September 30, 2004 and 2003                 5

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended September 30, 2004 and 2003                 6

          Notes to Condensed Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                         14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk     18

Item 4.   Controls and Procedures                                       19


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   24

Item 4.   Submission of Matters to a Vote of Security Holders           24

Item 5.   Other Information                                             25

Item 6.   Exhibits                                                      27


SIGNATURES                                                              28

                              PART I

Item 1.  Financial Statements

                        Molex Incorporated
               Condensed Consolidated Balance Sheets
               (In thousands, except per share data)

                                                     Sept. 30,       June 30,
                                                       2004            2004
                                                    -----------    -----------
                                                 (Restated Note 2)
ASSETS                                              (Unaudited)
Current assets:
Cash and cash equivalents                           $   238,292     $  234,431
Marketable securities                                    93,153        104,223
Accounts receivable, less allowances
 of $21,229 and $22,901, respectively                   546,925        529,630
Inventories                                             282,459        265,344
Other current assets                                     40,027         35,016
                                                     ----------     ----------
 Total current assets                                 1,200,856      1,168,644
Property, plant and equipment, net                    1,009,163      1,022,378
Goodwill                                                164,969        164,915
Other assets                                            194,930        216,409
                                                     ----------     ----------
 Total assets                                        $2,569,918     $2,572,346
                                                     ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                     $  225,731     $  234,823
Accrued expenses                                        138,183        143,160
Other current liabilities                                46,339         50,481
                                                     ----------     ----------
 Total current liabilities                              410,253        428,464
Other non-current liabilities                             9,361         10,487
Accrued pension and postretirement benefits              51,435         52,151
Long-term debt                                           10,075         10,243
Obligations under capital leases                          3,143          3,796
Minority interest in subsidiaries                         3,383          1,211
                                                     ----------     ----------
    Total liabilities                                   487,650        506,352
                                                     ----------     ----------
Shareholders' equity:
Common Stock                                             10,747         10,734
Paid-in capital                                         376,518        369,660
Retained earnings                                     2,206,053      2,160,368
Treasury stock                                         (532,216)      (509,161)
Deferred unearned compensation                          (32,722)       (32,180)
Accumulated other comprehensive income                   53,888         66,573
                                                     ----------     ----------
Total shareholders' equity                            2,082,268      2,065,994
                                                     ----------     ----------
 Total liabilities and shareholders' equity          $2,569,918     $2,572,346
                                                     ----------     ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Molex Incorporated
            Condensed Consolidated Statements of Income
         (Unaudited - in thousands, except per share data)

                                                         Three Months Ended
                                                            September 30,
                                                     -------------------------
                                                       2004            2003
                                                     ----------     ----------
                                                 (Restated Note 2)

Net revenue                                          $ 640,230      $ 496,763
Cost of sales                                          414,948        328,739
                                                     ----------     ----------
GROSS PROFIT                                           225,282        168,024
                                                     ----------     ----------
Selling, general and administrative expenses:
 Selling                                                54,020         44,416
 General and administrative                            101,265         83,048
                                                     ----------     ----------
 Total selling, general and administrative expenses    155,285        127,464
                                                     ----------     ----------

INCOME FROM OPERATIONS                                  69,997         40,560

Other (income) expense:
 Equity income                                          (2,029)        (2,183)
 Gain on sale of affiliate stock                        (1,624)             -
 Loss on investments                                     2,336              -
 Interest, net                                            (925)        (1,235)
                                                     ----------     ----------
 Total other (income) expense                           (2,242)        (3,418)

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                                  72,239         43,978
 Income taxes                                           19,529         11,874
 Minority interest                                         226             42
                                                     ----------     ----------
NET INCOME                                           $  52,484      $  32,062
                                                     ----------     ----------
EARNINGS PER SHARE:
 Basic                                               $    0.28      $    0.17
 Diluted                                             $    0.28      $    0.17

DIVIDENDS PER SHARE                                  $  0.0375      $  0.0250

AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                 188,763        190,679
 Diluted                                               190,617        192,372


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Molex Incorporated
          Condensed Consolidated Statements of Cash Flows
                    (Unaudited - in thousands)

                                                      Three Months Ended
                                                         September 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
                                            (Restated Note 2) (Restated Note 4)

Cash and cash equivalents, beginning of period  $ 234,431        $ 178,976

OPERATING ACTIVITIES
Net income                                         52,484           32,062
Add (deduct) non-cash items
 included in net income:
 Depreciation and amortization                     57,193           55,475
 Amortization of deferred unearned compensation     3,787            3,007
Changes in assets and liabilities, excluding
 effects of foreign currency adjustments:
 Accounts receivable                              (18,685)         (36,008)
 Inventories                                      (17,186)         (13,767)
 Accounts payable                                  (7,332)           7,121
 Other current assets and liabilities             (15,939)          (3,067)
 Other assets and liabilities                          94           (1,914)
                                                ----------       ----------
Cash provided from operating activities            54,416           42,909

INVESTING ACTIVITIES
Capital expenditures                              (48,435)         (45,324)
Sales (purchases) of marketable securities         11,036            9,387
Other investing activities                         13,275           (2,059)
                                                ----------       ----------
Cash used for investing activities                (24,124)         (37,996)

FINANCING ACTIVITIES
Net decrease in debt                                  (65)          (2,855)
Principal payments on capital leases                 (827)          (1,362)
Cash dividends paid                                (4,730)          (4,773)
Purchase of treasury stock                        (21,905)         (19,985)
Reissuance of treasury stock                          213              539
Exercise of stock options                           1,360            2,177
                                                ----------       ----------
Cash used for financing activities                (25,954)         (26,259)

Effect of exchange rate changes on cash
 and cash equivalents                                (477)           1,164
                                                ----------       ----------
Net increase (decrease) in cash and
 cash equivalents                                   3,861          (20,182)
                                                ----------       ----------
Cash and cash equivalents, end of period        $ 238,292        $ 158,794
                                                ----------       ----------


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

     The unaudited financial statements have been prepared from the Company's books and records and reflect all adjustments, consisting only of normal recurring items, except as discussed in Notes 2, 3, 4 and 5 that, in the opinion of management, are necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, do not include all information and footnote disclosures included in the annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2004 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates.

2. Restatement of Financial Statements

     The   results  include  the  Company's  review   of   certain
accounting matters and practices that resulted in adjustments to the Company's first fiscal quarter ended September 30, 2004. This review resulted in correction of errors in the Company's reserve for accounts receivable, its accrual for vacation pay, in the recording of a contingent gain, and in the recording of the first
quarter  profit-in-inventory  charge.   The  correction   in   the
Company's reserve for accounts receivable resulted in a reduction of such reserve by approximately $4.1 million ($3.0 million after tax), which change had a positive impact on pre-tax income for the 2005 first fiscal quarter. The other corrections, which had a negative impact on pre-tax income for the 2005 first fiscal quarter, resulted in an increase in the Company's vacation accrual of approximately $5.5 million ($4.0 million after tax), the reversal of a contingent gain previously recorded in the 2005 first fiscal quarter of $1.9 million ($1.4 million after tax) on the sale of an investment that provides for potential earn-out payments, and an increase of $1.1 million ($0.8 million after tax)
in   the  previously  disclosed  profit-in-inventory  charge.   In
addition, the Company made a correction of an error in its calculation of inventory reserve that had a positive impact on pre-tax income for the 2005 first fiscal quarter of $0.1 million.
                                7

     Following is a summary of the effect of these adjustments on previously reported amounts as of and for the fiscal quarter ended September 30, 2004 (in thousands, except per share data):



                                                    Previously
                                                     Reported    Adjustments    Restated
                                                    ----------   -----------   ----------
Net revenue                                         $  640,230   $         -   $  640,230
Gross profit                                           228,672        (3,390)     225,282
Income from operations                                  72,460        (2,463)      69,997
Income before income taxes                              76,566        (4,327)      72,239
Net income                                              55,642        (3,158)      52,484
Earnings per share:
 Basic                                                    0.29          (.01)        0.28
 Diluted                                                  0.29          (.01)        0.28

Current assets                                       1,199,625         1,231    1,200,856
Current liabilities                                    405,864         4,389      410,253
Total shareholders' equity                           2,085,426        (3,158)   2,082,268




3. Reclassification of Income Statement

     Certain reclassifications have been made to the prior year's income statement to conform to the Company's new classifications effective June 30, 2004 as discussed in Note 2 of the Notes to Consolidated Financial Statements of the Company's 2004 Annual Report on Form 10-K. For the three months ended September 30, 2003 these reclassifications consist of (a) $2.2 million of selling, general and administrative expenses being reclassified as a separate line item "Equity income" under other (income) expense,
(b) a $0.7 million loss on the sale of property, plant and equipment reclassified from selling, general and administrative expenses to cost of sales and (c) a $0.7 million foreign currency exchange loss being reclassified as cost of sales from other
(income) expense. Following is a summary of the effect of these reclassifications on previously reported amounts for the three months ended September 30, 2003 (in thousands):

                                                   Three Months Ended
                                                   September 30, 2003
                                         -----------------------------------
                                         Previously
                                          Reported    Reclass   Reclassified
                                         ----------  ----------  ----------
Net revenue                              $ 496,763   $       -   $ 496,763
Cost of sales                              327,382       1,357     328,739
                                         ----------  ----------  ----------
Gross profit                               169,381       1,357     168,024

Selling, general and
 administrative expenses                   125,972       1,492     127,464
Income from operations                      43,409      (2,849)     40,560

Equity income                                    -      (2,183)     (2,183)
Interest, net                               (1,235)          -      (1,235)
Other                                          666        (666)          -
                                         ----------  ----------  ----------
Total other (income) expense                  (569)     (2,849)     (3,418)

Income before income taxes                  43,978           -      43,978
Income taxes and minority interest          11,916           -      11,916
                                         ----------  ----------  ----------
Net income                               $  32,062   $       -   $  32,062
                                         ----------  ----------  ----------



     The Company has concluded that the amounts reclassified are not material, either individually or in the aggregate, to the trends of the financial statements for the periods affected, or to a fair presentation of the Company's results of operations and financial statements.
                                8

4.  Restatement of Cash Flow Activities

     During the first quarter of fiscal 2005, the Company determined that it had made a clerical error in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2003. The data from the Company's Hyperion-based cash flow calculation was input into an Excel spreadsheet that was used for the Form 10-Q presentation. The Excel spreadsheet formula reflected this type of error in the line "Effect of exchange rate changes on cash and cash equivalents". As a result there was an understatement of "Cash provided from operating activities" and an overstatement in the "Effect of exchange rate changes on cash and cash equivalents" and no change to investing or financing activities. This error did not carry over into any subsequent period in fiscal 2004 and the Company determined that there were no similar errors in the cash flow statement for the other quarterly periods in fiscal 2004.

     Cash provided from operating activities and the effect of exchange rate changes on cash and cash equivalents has been restated in the condensed consolidated statement of cash flows for
the   three  months  ended  September  30,  2003  as  follows  (in thousands):
                                              Previously
                                               Reported    Restated
                                              ---------    --------
Cash provided from operating activities       $ 31,909     $ 42,909

Effect of exchange rate changes on
 cash and cash equivalents                    $ 12,164     $  1,164


5.   Corrections of Prior Years' Errors

     Included in cost of sales for the three months ended September 30, 2004 is a charge of $9.1 million ($6.6 million after-tax or $0.03 per share) for the cumulative effect of an error in prior years. This error related to the inadvertent omission of in-transit intercompany inventory in the Company's calculation of profit-in-inventory elimination. The Company recorded this profit-in-inventory adjustment as a reduction to inventories and a charge to cost of sales.

     Also included in the results for the three months ended September 30, 2004 is a charge of $4.8 million ($3.5 million after-tax or $0.02 per share) for the cumulative effect of an error in prior years related to the Company's vacation accrual calculation. Of the charge for this error, $2.1 million was recorded in cost of sales and $2.7 million was recorded in selling, general and administrative  expenses.  Also  included  is  a  charge  for  the correction of an error of the prior year bonus accrual of $0.5 million ($0.4 million after-tax) recorded in selling, general and administrative expenses.

     In addition, included in the results for the three months ended September 30, 2004 are the correction of an error related to a prior year inventory allowance of $1.1 million ($0.8 million after-tax), the correction of an error of a prior year insurance accrual of $2.7 million ($2.0 million after-tax or $0.01 per share), and the cumulative effect of an error related to prior years receivable allowance of $3.2 million ($2.3 million after-tax or $0.01 per share). These three items had a positive impact on income. The inventory allowance and insurance accrual were recorded in cost of sales. The receivable allowance was recorded in selling, general and administrative expenses.

     The aggregate effect of these corrections of errors, identified prior to filing this Form 10-Q/A, was a reduction of pretax income of $7.4 million ($5.4 million after-tax or $0.03 per share). Of that cumulative amount, the Company estimates that approximately $4.9 million ($3.6 million after-tax) was an expense that should have been recorded in fiscal 2004, $1.3 million ($0.9 million after-tax) was an expense that should have been recorded in fiscal 2003, $0.5 million ($0.3 million after-tax) was an expense that should have been recorded in fiscal 2002, $2.7 million ($2.0 million after-tax) was income that should have been recorded in fiscal 2001, $1.9 million ($1.4 million after-tax) was an expense that should have been recorded in fiscal 2000 and $1.5 million ($1.2 million after-tax) was an expense that should have been recorded in fiscal 1999 and prior.
                                 9
     The table below summarizes the estimated pretax effect, by fiscal year, of the errors identified and corrected in the first fiscal quarter of 2005 (in thousands):

                                                                                       1999 &
                                      2004      2003      2002      2001      2000    Earlier    Total
                                    --------  --------  --------  --------  --------  --------  --------
Increase (Decrease)
--------------------
Profit-in-inventory elimination     $(3,200)  $(1,200)  $  (400)  $ 2,200   $(1,100)  $(5,400)  $(9,100)
Inventory allowance                       -         -         -         -         -     1,142     1,142
Insurance accrual                         -     2,200       500         -         -         -     2,700
Receivable allowance                   (625)     (710)      (12)      (48)     (315)    4,879     3,169
Vacation accrual                       (604)   (1,590)     (556)      584      (473)   (2,186)   (4,825)
Bonus accrual                          (500)        -         -         -         -         -      (500)
                                    --------  --------  --------  --------  --------  --------  --------
Total pretax effect of errors       $(4,929)  $(1,300)  $  (468)  $ 2,736   $(1,888)  $(1,565)  $(7,414)
                                    --------  --------  --------  --------  --------  --------  --------

Income before income taxes          $239,892  $110,042  $ 93,221  $291,416  $323,694
Error percentage of income
 before income taxes                  (2.1)%    (1.2)%    (0.5)%      0.9%    (0.6)%



     The Company has concluded that the amounts related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the trends of the financial statements for those periods affected, or to a fair presentation of the Company's results of operations and financial statements. Accordingly, results for fiscal 2004 and prior years have not been restated.

6.   Stock Option Plans

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

                                                    Three Months Ended
                                                       September 30,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------

Net income as reported                             $ 52,484    $ 32,062
Add: Stock-based compensation included in reported
 net income, net of related tax effects               2,765       2,196
Deduct: Stock-based compensation determined under
 fair value method, net of related tax effects       (5,881)     (3,814)
                                                   ---------   ---------
Pro forma net income                               $ 49,368    $ 30,444
                                                   ---------   ---------
Earnings per share:
   Basic                                           $   0.28    $   0.17
   Diluted                                         $   0.28    $   0.17
Pro forma earnings per share:
   Basic                                           $   0.26    $   0.16
   Diluted                                         $   0.26    $   0.16


     For purposes of computing pro forma net income and earnings per share, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model.
                                   10

7.   Earnings Per Share

     A   reconciliation  of  the  basic  average   common   shares
outstanding to dilutive average common shares outstanding is as follows (in thousands):
                                                    Three Months Ended
                                                      September 30,
                                                   --------------------
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

8.    Comprehensive Income

     Total comprehensive income is summarized as follows (in thousands):

                                                    Three Months Ended
                                                      September 30,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
Net income                                         $ 52,484    $ 32,062
Translation adjustments                             (12,672)     21,698
Unrealized investment gain (loss)                       (13)        242
                                                   --------    --------
Total comprehensive income                         $ 39,799    $ 54,002
                                                   --------    --------

9.   Inventories

     Inventories  are  valued at the lower of first-in,  first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):
                                                   Sept. 30,   June 30,
                                                     2004        2004
                                                   --------    --------
Raw materials                                      $ 39,762    $ 39,743
Work in process                                      95,029      91,168
Finished goods                                      147,668     134,433
                                                   --------    --------
Total inventories                                  $282,459    $265,344
                                                   --------    --------

10.   Pensions and Other Postretirement Benefits

     The  components  of pension and retiree health  care  benefit cost  are as follows for the three months ended September 30, 2004 and 2003 (in thousands):
                                            Pension      Retiree Health Care
                                         --------------  -------------------
                                          2004    2003     2004       2003
                                         ------  ------  --------   --------
Service cost                             $1,997  $1,754   $  470     $  485
Interest cost                               952   1,225      471        499
Expected return on plan assets           (1,047) (1,221)       -          -
Amortization of prior service cost           51      60      (66)       (68)
Recognized actuarial losses                 349     172      159        189
Amortization of transition obligation        15      17        -          -
                                         ------  ------  --------   --------
Benefit cost                             $2,317  $2,007   $1,034     $1,105
                                         ------  ------  --------   --------
                                   11
11. Segments and Related Information

     The Company operates in one product segment: the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity. Management operates the business through four regions. Information by region is summarized as follows (in thousands):

                                        Inter-
                           Customer    Company    Total      Net
Three months ended:        Revenue     Revenue    Revenue   Income
September 30, 2004         --------    -------   --------   -------
Americas                   $176,623   $ 55,286   $231,909   $11,572
Far East South              190,339     36,344    226,683    25,108
Far East North              131,639     76,902    208,541    25,137
Europe                      128,414     10,589    139,003     2,625
Corporate and other          13,215     27,199     40,414   (11,958)
Eliminations                      -   (206,320)  (206,320)        -
                           --------   --------   --------   -------
Total                      $640,230   $      -   $640,230   $52,484
                           --------   --------   --------   -------
September 30, 2003
Americas                   $151,491   $ 38,869   $190,360   $10,583
Far East South              142,872     17,528    160,400    17,482
Far East North              116,313     48,693    165,006    13,653
Europe                       74,407      8,365     82,772    (1,603)
Corporate and other          11,680     26,933     38,613    (8,053)
Eliminations                      -   (140,388)  (140,388)        -
                           --------  ---------   --------   -------
Total                      $496,763   $      -   $496,763   $32,062
                           --------  ---------   --------   -------


12. Recent Accounting Pronouncements

     The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. The Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 109-2 in December 2004 which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act.

     The Company is considering the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The one-time repatriation provision is elective, and is applicable to Molex Incorporated on certain foreign profit distributions received during either fiscal 2005 or 2006. Management has not decided whether, and to what extent, the Company would repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for tax on undistributed foreign earnings which may be repatriated subject to the provisions of the Act. The Company currently estimates it could receive distributions in a range of $0 to $120 million under the repatriation provision. The related income tax effect from such repatriation is dependent upon a number of factors that are being analyzed, including the issuance of additional guidance from the U.S. Treasury Department. Accordingly, the income tax effect of such distributions cannot be reasonably estimated at this time. The Company will continue to analyze the effect of this provision and expects to complete this analysis during fiscal 2005.
                                12
     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

     In  December 2004, the FASB issued Statement No. 123 (revised
2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. The Company expects to adopt Statement 123(R) on July 1, 2005 using the modified prospective method. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the level of share based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in Note 6.

13. Contingencies

     Between March 2, 2005 and March 11, 2005 four separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against Molex and certain employees in the United States District Court for the Northern District of Illinois Eastern Division. The complaints in the shareholder actions generally allege, among other things, that during the period from April 15, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about Molex's business, prospects, operations, and financial statements and also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5. Additional information regarding the complaints is contained in Part II, Item 1 of this 10-Q. Molex believes the allegations contained in the complaints are without merit and intends to contest the shareholder actions vigorously.

                                13

                        Molex Incorporated


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes contained herein and the Company's consolidated financial statements and accompanying notes and management's discussion and analysis of results of operation and financial condition contained in the Company's Form 10-K for the fiscal year ended June 30, 2004. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading "Cautionary Statement Regarding Forward-Looking Information."


Overview

     Molex Incorporated originated from an enterprise established in 1938 and today is the world's second-largest manufacturer of electronic connectors. As of June 30, 2004, Molex operated 55 manufacturing plants, located in 19 countries on six continents. Molex's core business is the manufacture and sale of electronic components. The Company designs, manufactures and distributes more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes, mechanical and electronic switches and other products.

     The Company's financial results are influenced by factors in the markets in which it operates and by the Company's ability to successfully execute its business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. The Company expects that the marketplace environment will remain highly competitive. The Company's ability to execute its business strategy successfully will require it meet a number of challenges, including its ability to accurately forecast sales demand and calibrate manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead, and attract, motivate and retain key personnel to manage its operational, financial and management information systems.


Results of Operations

     Revenue was $640.2 million for the three months ended September 30, 2004, an increase of 29 percent over last year's first quarter of $496.8 million. Revenue for the first quarter included $18 million from the automotive acquisition in Europe that was completed on April 2, 2004. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $19 million over the prior year quarter. The Company estimates that the impact of price erosion reduced revenue by approximately $20 million in the first quarter of fiscal 2005, compared to last year's first quarter. Revenue derived from the sale of new products released by the company within the last 36 months was $175 million in the first quarter ended September 30, 2004, compared with $126 million in the first quarter of fiscal 2004.
                               14
     Customer revenue in the Americas region was $176.6 million, up 17 percent from last year's first quarter revenue of $151.5 million, due to stronger demand for high-speed products in the industrial market, which more than offset lower demand in automotive. In the Far East South region, customer revenue was $190.3 million, an increase of $47.5 million, or 33 percent, compared with the prior year first quarter. The revenue growth in this region was primarily driven by demand from the consumer products, computer and telecommunications markets, serving both local and multinational customers. Customer revenue in the Far East North region, increased 13 percent to $131.6 million in the first quarter of fiscal 2005, compared with $116.3 million in the prior year quarter. Foreign currency translation contributed $8.8 million to the revenue increase. Demand for new products in the consumer products and telecommunication markets was also strong. In Europe, customer revenue was $128.4 million, up 73 percent from last year's first quarter revenue of $74.4 million. As noted above, the Company's automotive acquisition during the fourth quarter of fiscal 2004, added revenue of $18 million. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue by approximately $8 million.

     Gross profit was $225.3 million for the three months ended September 30, 2004, up $57.3 million, or 34 percent over the prior year quarter. Gross profit margin was 35.2 percent of net revenue, up from 33.8 percent in last year's first quarter. The improvement in gross profit margin was primarily due to leverage from the higher sales volumes, partially offset by the price erosion mentioned earlier. Included in cost of sales for the three months ended September 30, 2004 is a charge of $9.1 million ($6.6 million after-tax or $0.03 per share) for the cumulative effect of an error in prior years. This error related to the inadvertent omission of in-transit intercompany inventory in the Company's calculation of profit-in-inventory elimination. Also included in cost of sales for the three months ended September 30, 2004 is a correction of a prior year insurance accrual of $2.7 million ($2.0 million after-tax) and a correction of an inventory allowance of $1.1 million ($0.8 million after-tax). Both corrections had a positive impact on gross profit. The Company also corrected an error in its accrual for vacation pay. This correction, which had a negative impact for the quarter, resulted in an increase in cost of sales of $2.4 million ($1.8 million
after-tax). See Note 5 to the  Notes to Condensed   Consolidated
Financial Statements for further discussion.

     Selling, general and administrative expenses were $155.3 million for the first three months of fiscal 2005, as compared with $127.5 million in the prior year quarter. As a percentage of
net   revenue,   selling,  general  and  administrative   expenses
decreased from 25.7 percent in the prior year quarter to 24.3 percent in this year's first quarter. Research and development expenditures for the first quarter of fiscal 2005 were $33.4 million, an increase of 24 percent when compared with the same
period  last  year.   Also included in the  selling,  general  and
administrative expenses for the three months ended September 30, 2004 is a reduction of $4.1 million ($3.0 million after-tax) to reflect the Company's correction to its accounts receivable allowance. The previously mentioned error in the vacation pay accrual also resulted in an increase in selling, general and administrative expenses of $3.1 million ($2.3 million after-tax). See Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion. Another adjustment impacting selling, general and administrative expenses is a charge for the correction of a prior year bonus accrual of $0.5 million
($0.4 million after-tax).

     Total other income was $2.2 million in the first quarter ended September 30, 2004, compared with $3.4 million in the prior year quarter. The effective tax rate was 27 percent for the first quarter of fiscal 2005, the same rate as last year's first quarter.

     Net income for the three months ended September 30, 2004 was $52.5 million, up 64 percent from $32.1 million in last year's first quarter. Foreign currency translation increased net income by $2.0 million. Earnings per share was $0.28 in the first quarter of fiscal 2005 compared with $0.17 in the prior year quarter.
                                15

Financial Condition and Liquidity

     The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. At September 30, 2004, Molex had cash and marketable securities of $331.4 million and long-term debt of $10.1 million.

     Cash provided from operating activities and the effect of exchange rate changes on cash and cash equivalents has been restated in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2003. See Note 4 to the Notes to Condensed Consolidated Financial Statements for further discussion.

     Cash provided from operating activities for the three months ended September 30, 2004 was $54.4 million, up from $42.9 million in the prior year period. The increase in cash provided from operations was primarily driven by higher net income in the current period, partially offset by working capital increases. For the three months ended September 30, 2004, cash was used to support higher working capital levels. Working capital, defined as Current Assets minus Current Liabilities, at September 30, 2004 was $790.6 million compared with $740.2 million at June 30, 2004.

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

     As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. The pace and size of any new business ventures or acquisitions the Company completes may impact its cash requirements.

                                  16

Backlog

     The Company's order backlog on September 30, 2004 was approximately $313.6 million, an increase of $105.6 million or 51 percent compared with $208 million as of September 30, 2003. The impact of changes in currency rates accounts for approximately $5.0 million of the increase in order backlog. New orders for the first fiscal quarter were $622.4 million, an increase of 21 percent compared with last year's first fiscal quarter.


Contractual Obligations and Commercial Commitments

     The Company has contractual obligations and commercial commitments as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commercial Commitments" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 10, 2004. In addition, the Company has obligations under open purchase orders and the long-term liabilities reflected in its consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in the Company's contractual obligations and commercial commitments since June 30, 2004 arising outside of the ordinary course of the Company's business.


Critical Accounting Policies

     This discussion and analysis of financial condition and results of operations is based on the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

     See the information concerning the Company's critical accounting policies included under Management's Discussion of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission on September 10, 2004, which is incorporated in this Form 10-Q by reference.
                               17

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

     The Company monitors the environmental laws and regulations in the countries in which it operates. Molex has implemented an environmental program to reduce the generation of potentially hazardous materials during its manufacturing process and believes it continues to meet or exceed local government regulations.
                                 18

Item 4.  Controls and Procedures

     Molex conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of Molex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the `Exchange Act')) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Molex's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Prior to filing this Form 10-Q/A the deficiencies in Molex's internal control over financial reporting described below were identified. Molex's evaluation, conducted in light of these deficiencies, indicated that these deficiencies did not impair the overall effectiveness of Molex's disclosure controls and procedures as of September 30, 2004. Molex's management has concluded that the adjustments resulting from such deficiencies were not material, either individually or in the aggregate, to the trends of earnings or to the Company's projected results of operations for the fiscal year 2005. Based on their evaluation, the principal executive officer and principal financial officer concluded that Molex's disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2004.

     Subsequent to closing its books for the year ended June 30, 2004 during the fiscal quarter ended September 30, 2004, Molex's former Chief Financial Officer identified the omission of in-transit intercompany inventory from the Company's calculation of profit-in-inventory elimination for prior periods as described in
Note 5 to the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Intercompany transactions which were not in-transit as of the end of the financial reporting period were not impacted by this omission and were appropriately reflected in the Company's historical financial statements.

     Molex's management determined that Molex's financial statements for the fiscal quarter ended September 30, 2004 would include a charge of $9.1 million ($6.6 million after-tax or $0.03 per share) related to the omission in prior fiscal periods, of which approximately $3.2 million ($2.4 million after-tax) related to fiscal 2004, $1.2 million ($0.9 million after-tax) related to fiscal 2003, and $0.4 million ($0.3 million after-tax) related to fiscal 2002. This charge reflects management's initial estimate of $8.0 million and the subsequent revision of its calculation by $1.1 million. Molex concluded that the amounts related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the trends of the financial statements for those periods affected, or to a fair presentation of Molex's results of operations and financial statements.

     Molex's former independent public accounting firm, Deloitte & Touche LLP ("Deloitte"), expressed to the Audit Committee that the omission described above should have been disclosed in the representation letter dated August 20, 2004 of Molex's former CEO and former CFO delivered to Deloitte on September 10, 2004 in connection with the audit of Molex's financial statements as of and for the year ended June 30, 2004 and the filing of Molex's Annual Report on Form 10-K on September 10, 2004. Molex's former CEO and CFO failed to disclose the profit-in-inventory issue to Deloitte prior to signing the representation letter in September 2004. Molex's former CEO and CFO concluded that the profit-in-inventory issue was not material, but they failed to understand that its prior disclosure was required by the terms of that representation letter. Molex's current management, including the current CEO and current CFO, fully understand that Molex's disclosure controls and procedures provide that all information required by the terms of representation letters must be disclosed to the Company's auditors and that such letters do not contain an implicit materiality qualification. Molex's former CEO and former CFO subsequently reported the profit-in-inventory issue to Deloitte and the Audit Committee.
                                 19
     The Audit Committee, with the assistance of an independent legal advisor (Bell Boyd & Lloyd LLC) and its accounting advisor (Navigant Consulting Inc.), conducted an inquiry related to the factual circumstances surrounding the profit-in-inventory issue as well as the reversal of a self-insurance reserve, including the timing and the facts surrounding the decision to disclose the matters to Deloitte, the extent of the former CEO's and former CFO's knowledge and understanding of matters at the time the management representation letters in connection with the financial statements for the year ended June 30, 2004 were signed and any facts that would lead to a conclusion of intentional misconduct or fraud concerning these matters or any unreported accounting irregularities. The inquiry was conducted by interviewing key personnel regarding their knowledge of the issues (including how and when they became aware of the issues), communications to and from such personnel regarding the matters, consideration they may have given to informing the Audit Committee or the independent auditor of the matters (including, to the extent they had knowledge of the matters, why such information was not communicated), and whether they were aware of any other accounting issues that had been identified or discussed internally but not with the auditors. The inquiry also included a review of documents and files in the possession of the former CEO and former CFO and direct reports of the former CFO as well as email files to or from them related to the matters covered by the review.

     As a result of the inquiry, the Audit Committee found that, on July 21, 2004, although lacking a full understanding of the scope of the issues involved or whether an error had actually occurred, the former CEO and former CFO knew of a possible profit-in-inventory error and it was estimated the potential aggregate effect would be in the range (pre-tax) of $6 million to $8
million.   The  Audit  Committee also found  that,  while  certain
factual inconsistencies existed, none of the subject persons deliberately withheld information from Deloitte with the intent of affecting the Company's financial statements and, while the profit-in-inventory issue should have been disclosed to Deloitte prior to signing the management representation letter, the signatories of the letter did not have any intention to deceive or mislead anyone. Molex's current CEO and current CFO concur with the Audit Committee's conclusion that representation letters similar to the letter dated August 20, 2004 should not be signed without prior disclosure of all matters within the scope of the letter, such as a profit-in-inventory issue or a self-insurance reserve issue, which the signatory is aware of at the time of signing the letter, even if the matter is identified after the end of the fiscal
period.   No additional adjustments or issues of any kind relating
to possible accounting irregularities were identified as a result of the Audit Committee's inquiry.

     The Audit Committee presented the findings of the inquiry to Deloitte. Deloitte requested an expanded review of files and emails, a determination as to the existence of any violations of law and a further inquiry relating to certain inconsistencies in information previously communicated to Deloitte, statements of various persons during interviews and the chronology of events. In response, the Audit Committee's independent legal counsel first confirmed with representatives of Deloitte the specific information Deloitte was requesting and then conducted additional file and email reviews and interviews. The Audit Committee found that the additional reviews and interviews did not change its findings previously communicated to Deloitte and communicated this conclusion to Deloitte. In particular, although inconsistencies existed, the Audit Committee found that the documents and emails reviewed corroborated the statements of the 15 people interviewed and found the former CEO's explanation regarding the representation letter credible. Additionally, the Audit Committee informed Deloitte that nothing had come to their attention that reflected a violation of law.

     The Molex Board of Directors on November 10, 2004 named Robert
B. Mahoney, an Executive Vice President and former CFO of Molex, as the Acting CFO, and reassigned the prior Vice President, Treasurer
and  CFO  to  the  position of Vice President and Treasurer.   The
Board's action was in response to Deloitte having advised Molex that, because of its view that this matter should have been disclosed in the representation letter dated August 20, 2004, Deloitte would require representations and certifications from a new principal accounting and financial officer in connection with Molex's future filings with the Securities and Exchange Commission containing financial statements, including the Form 10-Q for the fiscal quarter ended September 30, 2004.
                               20
     Deloitte ultimately advised Molex on November 13, 2004 that Deloitte was prepared to proceed with its review, under Statement of Auditing Standards No. 100 "Interim Financial Information" (SAS
100), of the unaudited financial statements included in this Form 10-Q, but only if Molex's former CEO and former CFO who had signed the representation letter dated August 20, 2004 no longer served as officers of Molex and certain disclosures relating to the matters in question were agreed upon. Molex's Audit Committee and Board of Directors each unanimously rejected the condition imposed by Deloitte regarding the former CEO and former CFO no longer serving as officers of Molex. Following the communication of
Molex's  position, representatives of Deloitte  advised  Molex  on
November   13,  2004  that  Deloitte  was  resigning  as   Molex's
independent auditor effective immediately.

     The Audit Committee engaged Ernst & Young LLP ("E&Y") to serve as the Company's independent registered public accounting firm as of December 9, 2004. In connection with the engagement of E&Y, the Molex Board of Directors named Frederick A. Krehbiel, Co-Chairman of the Board of Directors, as CEO of Molex, accepted the resignation of J. Joseph King from his positions as Molex's Vice Chairman, CEO and as a member of the Board of Directors and accepted the resignation of Diane Bullock from her positions as Vice President and Treasurer. Neither Mr. King nor Ms. Bullock will be elected an officer of Molex, nor will their positions involve or significantly influence accounting, financial reporting or internal controls. The Board of Directors' actions were taken to facilitate the transition to a new independent auditor and include the conditions requested by Molex's previous independent auditor. Molex has also determined to adopt a number of measures designed to strengthen Molex's accounting and financial reporting infrastructure, including Molex's intention to add a new director to the Board of Directors who would serve on the Audit Committee and qualify as a "financial expert," hire a CFO to replace the Company's Acting CFO, hire a Chief Accounting Officer, and conduct management and Audit Committee training on accounting, financial reporting and internal controls. As an interim measure, the Audit Committee has engaged Charles A. Bowsher, former Comptroller General of the United States, as an accounting advisor to assist the committee.

     In late December 2004, Molex received a comment letter from the Securities and Exchange Commission Division of Corporation Finance regarding Molex's Exchange Act filings. Molex responded to that letter and subsequent follow up letters. The Audit Committee, with the assistance of its independent legal and accounting advisors, reviewed Molex's responses to the comment letters and various accounting issues raised by the letters, including the Company's reserve creation and reserve reversal practices and significant quarterly adjustments recorded in the last three
fiscal   years.   The  review  did  not  identify  any  period-end
adjustment   for  which  there  was  not a rational and   credible
explanation.

     Prior to filing this Form 10-Q/A, the Company discovered an error in its vacation accrual calculation as part of the Company's accounting reviews under its Sarbanes-Oxley compliance program. The Company also completed a thorough review of its accounts receivable reserves, including a historical analysis of actual
returns,  allowances  and  bad  debts,  and  concluded  that   its
historical reserve calculation was overstated. As this review was completed prior to filing this Form 10-Q/A, the Company has corrected this error in the three month period ended September 30,
2004.   During the first quarter of fiscal 2005, the Company  also determined that software logic used in the calculation of slow and excess inventory reserve was not properly excluding component inventory and corrected this error. In addition, the Company reviewed its self-insurance accrual and concluded that it did not meet the conditions for recording a loss contingency reserve under
SFAS  5.   Upon further review of the SFAS 5 analysis, the Company
determined that potential earn-out payments related to the sale of an investment should not have been classified as a contingent gain
as   previously  recorded.   The  unaudited  financial  statements
included in this Form 10-Q/A reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of information for the interim periods presented.
                                 21
     The Company included in the results for the three months
ended September 30, 2004 a charge of $4.8 million ($3.5 million after-tax) for the cumulative effect of the error in prior years related to the Company's vacation accrual calculation and a charge for the correction of the error of a prior year bonus accrual of $0.5 million ($0.4 million after-tax). In addition, included in the results for the three months ended September 30, 2004 are the correction of the error of a prior year receivable allowance of $3.2 million ($2.3 million after-tax), the correction of the error of a prior year self-insurance accrual of $2.7 million ($2.0 million after-tax) and the correction of the error related to an inventory allowance of $1.1 million ($0.8 million after-tax). These three items had a positive impact on income.

     During the fiscal quarter covered by this report, Molex made modifications to the design and operation of its internal control processes to provide reasonable assurances that the profit-in-inventory component of goods-in-transit associated with intercompany transactions is eliminated in the preparation of Molex's consolidated financial statements. Following such modifications, the profit-in-inventory elimination is recorded on both the on-hand and in-transit intercompany inventory. During the fiscal quarter covered by this report, Molex also modified its internal control over financial reporting to increase the frequency and rigor of its review of reserves pursuant to SFAS 5. The Company also began to modify the software logic used to calculate slow and excess inventory reserves (which modification was completed in the fiscal quarter ended December 31, 2004).

       Subsequent to September 30, 2004, Molex modified the design and operation of its internal control process to more frequently update factors considered in determining its accounts receivable reserve, include formal reconciliation of earned versus accrued vacation pay as part of its regular SFAS 5 review and implement a policy of strict adherence to SFAS 5 criteria for loss recognition of gains and losses. Molex also completed the modification to the software logic used to calculate slow and excess inventory reserves.

     Molex's management analyzed the materiality of the affect of these changes, made during the period covered by the report, on Molex's internal control over financial reporting by considering the effect in light of the materiality standards provided by the relevant case law in accordance with guidance issued by the staff of the SEC. Management took into consideration that even well designed controls operating as designed cannot provide absolute assurance and that internal control over financial reporting has inherent limitations because the process is subject to human error resulting from lapses in judgment and breakdowns resulting from human failure. Management also considered Molex's response subsequent to discovery of the deficiencies, including the promptness with which the underlying deficiencies were brought to the attention of the Audit Committee and the scrutiny under which Molex's internal control environment was reviewed. Additionally, management considered the fact that substantially all of these deficiencies were identified by management and not by Molex's independent public accountant and the materiality of the effect of the recorded adjustments on Molex's earnings trends and its projected results of operations for fiscal year 2005. As a result of the foregoing considerations, management concluded that there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The matters described above have been discussed with Molex's Audit Committee and independent auditor.


                              PART II

     Item 3 of this Part II is either inapplicable or is answered in the negative and is omitted pursuant to the instructions to
Part II.

Item 1.  Legal Proceedings

     Between March 2, 2005 and March 11, 2005 four separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against Molex, and some or all of the following Molex officers and employees: J. Joseph King, Diane S.
Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel, Louis A. Hecht, Ronald L. Schubel and Martin P. Slark in the United States District Court for the Northern District of Illinois Eastern
                                 22
Division entitled The Takara Trust v. Molex Incorporated, Et. Al., Case No. 05C 1245; BDM, LLC v. Molex Incorporated, Et. Al., Case No. 05C 1372; James Baker v. Molex Incorporated, Et. Al., Case No. 05C 1467; and Drywall Acoustic Lathing and Insulation Local 675 Pension Fund v. Molex Incorporated, Et. Al., Case No. 05C 1461 (collectively, the "Shareholder Actions"). The complaints in the Shareholder Actions generally allege, among other things, that during the period from April 15, 2004 (or July 27, 2004 in the case of the complaints filed by The Takara Trust and the Drywall Acoustic Lathing and Insulation Local 675 Pension Fund) to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about Molex's business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and
Section 20(a) of the Exchange Act. The complaint filed by BDM, LLC also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5. As relief, the complaints seek, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The complaint filed by BDM, LLC also seeks, as relief, an accounting of the proceeds received by certain of the named defendants from the sale of Molex stock during the period from April 15, 2004 to February 14, 2005 and the imposition of a constructive trust on such proceeds. Molex believes the allegations contained in the complaints are without merit and intends to contest the Shareholder Actions vigorously.
                                23

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

     The Company's Board of Directors authorized the purchase of up to $100 million of Common Stock and/or Class A Common Stock during fiscal 2005. Share purchases of Molex Class A Common Stock for the quarter ended September 30, 2004 were as follows:

  Period            Total       Average        Total         Dollar
                  Number of      Price       Number of      Value of
                    Shares      Paid Per       Shares      Shares that
                  Purchased      Share       Purchased     May Yet Be
                                            as Part of     Purchased
                                             Publicly      Under the
                                            Announced         Plan
                                               Plan
--------------    ----------    ---------   ----------    ------------
July 1-July 31        -             -            -        $100,000,000

Aug. 1-Aug. 31      635,000       $24.91       635,000    $ 84,179,324

Sept. 1-Sept.30     240,000       $25.35       240,000    $ 78,094,624
--------------    ----------    ---------   ----------    ------------
Total               875,000       $25.03       875,000    $ 78,094,624




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

     The final proposal before the stockholders, the ratification of Deloitte & Touche LLP as the independent auditors, was approved. The number of Common Stock shares voted for the proposal was 86,404,079; against - 7,555,982; abstaining -
840,248; and broker non-votes - 0. Substantially all Class B Common Stock shares, 94,105, were voted for the proposal.
                                 24

Item 5.  Other Information

     Change  in  Molex's Certifying Accountant.  On  November  13,
2004, Deloitte & Touche LLP notified Molex that Deloitte was resigning as Molex's independent public accounting firm. The Audit Committee engaged Ernst & Young LLP ("E&Y") to serve as the Company's new independent registered public accounting firm as of December 9, 2004. A summary of the circumstances surrounding these developments is described in Item 4 of Part I of this Form 10-Q/A under the caption "Controls and Procedures".

     Compliance with Nasdaq Continued Listing Requirements. Nasdaq Marketplace Rule 4310(c)(14) requires Molex to file with the Nasdaq Stock Market, Inc. ("Nasdaq") copies of all reports filed or required to be filed with the SEC. As previously disclosed, prior to the filing of this Form 10-Q amendment and the concurrent filing of the Form 10-Q for the 2005 second fiscal quarter, Molex was not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because Molex's unaudited financial statements for the fiscal quarter ended September 30, 2004 included in Molex's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004 had not been reviewed by an independent public accountant under Statement of Auditing Standards No. 100 "Interim Financial Information" as required by SEC rules and Molex had not filed its Form 10-Q for the second fiscal quarter ended December 31, 2004 by February 9, 2005. As a result, Molex received letters from Nasdaq on November 15, 2004 and February 11, 2005 indicating its non-compliance with Rule 4310(c)(14) with respect to such filings. The November 15, 2004 letter also indicated that Molex's securities were subject to delisting from The Nasdaq National Market.

     As permitted by Nasdaq rules, Molex requested a hearing before a Nasdaq Listing Qualifications Panel to review the determination of the Nasdaq staff described above and a hearing was held on December 15, 2004. The Nasdaq Panel granted Molex an exception to the continued listing requirements of The Nasdaq National Market that provided Molex with an opportunity to remedy the filing deficiencies described above on or before February 15, 2005. Molex subsequently requested and was granted an extension with respect to such exception to March 17, 2005. The Nasdaq Panel's determination to provide this exception and extension is subject to certain conditions, including that (1) Molex file an amended Form 10-Q for its first fiscal quarter ended September 30, 2004 and a Form 10-Q for its second fiscal quarter ended December 31, 2004 on or before March 17, 2005; and (2) Molex timely file all periodic reports with the SEC for all reporting periods ending on or before December 31, 2006; provided that the filing of a Form 12b-25 will not automatically result in an extension of the filing deadlines for the purposes of this condition. Molex subsequently requested a further extension from the Nasdaq Panel. Nasdaq advised Molex that the Company's common stock and Class A common stock would continue to be listed on the Nasdaq National Market pending receipt of the Panel's decision with respect to the requested extension.

     Molex believes that the filing of this amendment to the first fiscal quarter Form 10-Q and the concurrent filing of the second fiscal quarter Form 10-Q will make Molex current in its SEC filing obligations and in compliance with Nasdaq Marketplace Rule 4310(c)(14). The fifth character "E" will remain appended to the trading symbols of Molex's securities listed on the Nasdaq National Market pending a determination by Nasdaq that Molex has fully complied with the Nasdaq's filing requirement and has evidenced compliance with all other continued listing requirements of The Nasdaq National Market. Molex intends to request a final determination of compliance from Nasdaq promptly following the filing of this Form 10-Q amendment and the concurrent filing of its Form 10-Q for the 2005 second fiscal quarter.
                                   25
     Departure and Appointment of Principal Officers. On November 10, 2004, Molex's Board of Directors appointed Robert B. Mahoney, a current Executive Vice President and former Chief Financial Officer of Molex, as the Acting Chief Financial Officer and reassigned the prior Chief Financial Officer, Diane S. Bullock, to the position of Vice President and Treasurer.

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

     As disclosed in Molex's Form 8-K filed on December 9, 2004, the Molex Board of Directors named Frederick A. Krehbiel, Co-chairman of the Board of Directors, as Chief Executive Officer of Molex effective December 9, 2004. The Board also reviewed Molex's management succession plan and indicated that, while no definitive action has yet been taken by the Board, the current expectation is that Martin P. Slark, Molex's President and Chief Operating Officer, would replace Mr. Krehbiel as Chief Executive Officer during the first fiscal quarter following the end of Molex's current fiscal year on June 30, 2005. In addition, the Board of Directors accepted the resignation of J. Joseph King from his positions as Molex's Vice Chairman, Chief Executive Officer and as a member of the Board of Directors on December 9, 2004. Mr. King will continue to serve Molex in a staff function with responsibilities that include strategic planning and coordination of certain Molex functional areas. The Board also accepted the resignation of Diane Bullock from her positions as Vice President and Treasurer. Ms. Bullock will continue to serve Molex in a staff function with responsibilities that include the coordination of Molex's global procurement and logistics strategy and overseeing Molex's global lean manufacturing program. Neither Mr. King nor Ms. Bullock will be elected an officer of Molex, nor will their positions involve or significantly influence accounting, financial reporting or internal controls. The Board of Directors' actions were taken to facilitate the transition to a new independent auditor and include the conditions requested by Molex's previous independent auditor.

     Additional Information. You should refer to Molex's filings under the Exchange Act subsequent to the initial filing of this Form 10-Q for additional information regarding the foregoing matters, including the Current Reports on Form 8-K or amendments thereto filed with the Commission on November 15, 2004, November 18, 2004, November 22, 2004, December 1, 2004, December 9, 2004
and February 14, 2005.


Cautionary Statement Regarding Forward-Looking Information

     This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and are typically identified by words or phases such as "believe", "expect", "estimate" and similar expressions. Such forward-looking statements are subject to various risks and uncertainties that may cause actual results or performance to vary materially from those projected. Certain of these risks and uncertainties are set forth in this and other documents filed with the Securities and Exchange Commission and include, but are not limited to, Molex's ability to timely comply with SEC and Nasdaq reporting obligations, continued listing of Molex's common stock and Class A common stock on the Nasdaq National Market, changes in key personnel, economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rates, interest rates, changes in technology, patent issues, litigation results and legal and regulatory developments. Molex undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
                                 26

Item 6.  Exhibits

          Number    Description
          ------    -----------

            15      Letter regarding unaudited interim financial information

                    15.1 Review Report with respect to Unaudited Interim Financial Statements


            31      Rule 13a-14(a)/15d-14(a) Certifications

                    31.1   Section 302 certification by Chief Executive Officer
                    31.2   Section 302 certification by Acting Chief
                           Financial Officer

            32      Section 1350 Certifications

                    32.1   Section 906 certification by Chief Executive Officer
                    32.2   Section 906 certification by Acting Chief
                           Financial Officer

            99      Additional Exhibits

                    99.1 Press release dated November 11, 2004 (incorporated by reference to Exhibit 99.1 to the Form 10-Q filed with the Commission on November 15, 2004)

                                    27


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


                                28