Form 10-Q
period 2004-12-31
MOLEX INC
filed 2005-03-21
CIK 67472

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended December 31, 2004
                Commission File Number 0-7491
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

     On December 31, 2004, the following numbers of shares of the Company's common stock were outstanding:

           Common Stock                 100,657,345
           Class A Common Stock          87,940,187
           Class B Common Stock              94,255





                     Molex Incorporated

                            INDEX



PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements                                        Page

        Condensed Consolidated Balance Sheets
        December 31, 2004 and June 30, 2004                              3

        Condensed Consolidated Statements of Income
        Three and Six Months Ended December 31, 2004 and 2003            4

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended December 31, 2004 and 2003                      5

        Notes to Condensed Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                           14

Item 3. Quantitative and Qualitative Disclosure About
        Market Risk                                                     19

Item 4. Controls and Procedures                                         19


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 5. Other Information                                               21

Item 6. Exhibits                                                        23


SIGNATURES                                                              24

                              PART I

Item 1.  Financial Statements

                        Molex Incorporated
               Condensed Consolidated Balance Sheets
                          (In thousands)


                                                 Dec. 31,      June 30,
                                                   2004          2004
                                                ----------    ----------
ASSETS                                          (Unaudited)
Current assets:
Cash and cash equivalents                       $  297,644    $  234,431
Marketable securities                              114,365       104,223
Accounts receivable, less allowances of
  $20,908 and $22,901, respectively                550,278       529,630
Inventories                                        288,158       265,344
Other current assets                                42,843        35,016
                                                ----------    ----------
 Total current assets                            1,293,288     1,168,644
Property, plant and equipment, net               1,047,896     1,022,378
Goodwill                                           164,953       164,915
Other assets                                       208,255       216,409
                                                ----------    ----------
 Total assets                                   $2,714,392    $2,572,346
                                                ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                $  224,682    $  234,823
Accrued expenses                                   138,736       143,160
Other current liabilities                           56,309        50,481
                                                ----------    ----------
 Total current liabilities                         419,727       428,464
Other non-current liabilities                       12,456        10,487
Accrued pension and postretirement benefits         55,867        52,151
Long-term debt                                       9,843        10,243
Obligations under capital leases                     3,626         3,796
Minority interest in subsidiaries                    3,503         1,211
                                                ----------    ----------
    Total liabilities                              505,022       506,352
                                                ----------    ----------
Shareholders' equity:
Common stock                                        10,764        10,734
Paid-in capital                                    381,381       369,660
Retained earnings                                2,251,289     2,160,368
Treasury stock                                    (534,033)     (509,161)
Deferred unearned compensation                     (29,032)      (32,180)
Accumulated other comprehensive income             129,001        66,573
                                                ----------    ----------
Total shareholders' equity                       2,209,370     2,065,994
                                                ----------    ----------
 Total liabilities and shareholders' equity     $2,714,392    $2,572,346
                                                ----------    ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Molex Incorporated
            Condensed Consolidated Statements of Income
         (Unaudited - in thousands, except per share data)

                                                        Three Months Ended         Six Months Ended
                                                           December 31,              December 31,
                                                      ----------------------    ----------------------
                                                         2004        2003          2004        2003
                                                      ----------  ----------    ----------  ----------
Net revenue                                           $  651,818  $  548,982    $1,292,048  $1,045,745
Cost of sales                                            430,298     369,685       845,246     698,424
                                                      ----------  ----------    ----------  ----------
GROSS PROFIT                                             221,520     179,297       446,802     347,321
                                                      ----------  ----------    ----------  ----------

Selling, general and administrative expenses:
 Selling                                                  54,891      48,845       108,911      93,261
 General and administrative                               98,872      82,327       200,137     165,375
                                                      ----------  ----------    ----------  ----------
 Total selling, general and administrative expenses      153,763     131,172       309,048     258,636
                                                      ----------  ----------    ----------  ----------

INCOME FROM OPERATIONS                                    67,757      48,125       137,754      88,685

Other (income) expense:
 Gain on sale of affiliate stock                               -     (10,363)       (1,624)    (10,363)
 Loss and write-down on investments                          646       4,988         2,982       4,988
 Equity income                                            (3,151)     (2,104)       (5,180)     (4,287)
 Interest, net                                            (1,399)     (1,089)       (2,324)     (2,324)
                                                      ----------  ----------    ----------  ----------
 Total other (income) expense                             (3,904)     (8,568)       (6,146)    (11,986)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST          71,661      56,693       143,900     100,671
 Income taxes                                             19,355      15,314        38,884      27,188
 Minority interest                                            60         163           286         205
                                                      ----------  ----------    ----------  ----------

NET INCOME                                            $   52,246  $   41,216    $  104,730  $   73,278
                                                      ----------  ----------    ----------  ----------

EARNINGS PER SHARE:
 Basic                                                $     0.28  $     0.22    $     0.55  $     0.38
 Diluted                                              $     0.27  $     0.21    $     0.55  $     0.38

DIVIDENDS PER SHARE                                   $   0.0375  $   0.0250    $    0.075  $    0.050

AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                   188,589     190,459       188,713     190,599
 Diluted                                                 190,506     192,450       190,616     192,462



     The   accompanying  notes  are  an  integral  part  of  these
condensed consolidated financial statements.

                        Molex Incorporated
          Condensed Consolidated Statements of Cash Flows
                    (Unaudited - in thousands)

                                                           Six Months Ended
                                                             December 31,
                                                        ----------------------
                                                          2004         2003
                                                        ----------  ----------
Cash and cash equivalents, beginning of period          $  234,431  $  178,976

OPERATING ACTIVITIES
Net income                                                 104,730      73,278
Add (deduct) non-cash items included in net income:
 Depreciation and amortization                             117,977     109,599
 Amortization of deferred unearned compensation              7,575       6,210
Changes in assets and liabilities, excluding effects of
foreign currency adjustments:
 Accounts receivable                                         3,227     (72,384)
 Inventories                                                (9,538)    (29,359)
 Accounts payable                                          (20,302)     16,848
 Other current assets and liabilities                      (16,732)     (3,607)
 Other assets and liabilities                               (3,689)     (6,547)
                                                        ----------  ----------
Cash provided from operating activities                    183,248      94,038

INVESTING ACTIVITIES
Capital expenditures                                      (105,343)    (83,939)
Sales (purchases) of marketable securities                  (9,889)      1,126
Other investing activities                                  14,373      (1,098)
                                                        ----------  ----------
Cash used for investing activities                        (100,859)    (83,911)

FINANCING ACTIVITIES
Net decrease in debt                                          (392)     (3,062)
Principal payments on capital leases                        (1,713)     (2,569)
Cash dividends paid                                        (11,799)     (9,535)
Purchase of treasury stock                                 (23,615)    (25,406)
Reissuance of treasury stock                                   438       1,022
Exercise of stock options                                    5,002       4,946
                                                        ----------  ----------
Cash used for financing activities                         (32,079)    (34,604)

Effect of exchange rate changes on cash
 and cash equivalents                                       12,903       2,944
                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents        63,213     (21,533)
                                                        ----------  ----------
Cash and cash equivalents, end of period                $  297,644  $  157,443
                                                        ----------  ----------


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

     The unaudited financial statements have been prepared from the Company's books and records and reflect all adjustments consisting only of normal recurring items, except as discussed in
Note 2 and Note 3, that in the opinion of management, are necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, do not include all information and footnote disclosures included in the annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2004 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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


2. Reclassification of Income Statement

     Certain reclassifications have been made to the prior year's income statement to conform to the Company's new classifications effective June 30, 2004 as discussed in Note 2 of the Notes to Consolidated Financial Statements of the Company's fiscal 2004 Annual Report on Form 10-K. For the quarter ended December 31, 2003, these reclassifications consist of (a) $2.1 million of selling, general and administrative expenses being reclassified as a separate line item "Equity income" under other (income) expense,
(b) a $1.2 million loss on the sale of property, plant and equipment reclassified from selling, general and administrative expenses to cost of sales and (c) a $0.4 million foreign currency exchange loss being reclassified to cost of sales from other
(income) expense. For the six months ended December 31, 2003, these reclassifications consist of (a) $4.3 million of selling, general and administrative expenses being reclassified as a separate line item "Equity income" under other (income) expense,
(b) a $1.9 million loss on the sale of property, plant and equipment reclassified from selling, general and administrative expenses to cost of sales and (c) a $1.0 million foreign currency exchange loss being reclassified to cost of sales from other (income) expense.
                                6
     Following is a summary of the effect of these reclassifications on previously reported amounts for the three and six months ended December 31, 2003 (in thousands):

                                            Three Months Ended                  Six Months Ended
                                             December 31, 2003                  December 31, 2003
                                     --------------------------------   ---------------------------------
                                     Previously                         Previously
                                      Reported  Reclass  Reclassified    Reported   Reclass  Reclassified
                                     ---------  -------  ------------   ----------  -------  ------------
Net revenue                          $ 548,982  $     -    $ 548,982    $1,045,745  $     -   $ 1,045,745
Cost of sales                          368,129    1,556      369,685       695,511    2,913       698,424
                                     ---------  -------  -----------    ----------  -------  ------------
Gross profit                           180,853   (1,556)     179,297       350,234   (2,913)      347,321

Selling, general & admin expenses      130,274      898      131,172       256,246    2,390       258,636
                                     ---------  -------  -----------    ----------  -------  ------------
Income from operations                  50,579    2,454       48,125        93,988    5,303        88,685

Gain on sale of affiliate stock        (10,363)       -      (10,363)      (10,363)       -       (10,363)
Loss/Write-down on investments           4,986        2        4,988         4,986        2         4,988
Equity income                                -   (2,104)      (2,104)            -   (4,287)       (4,287)
Interest, net                           (1,089)       -       (1,089)       (2,324)       -        (2,324)
Other                                      352     (352)           -         1,018   (1,018)            -
                                     ---------  -------  -----------    ----------  -------  ------------
Total other (income) expense            (6,114)  (2,454)      (8,568)       (6,683)  (5,303)      (11,986)

Income before income taxes              56,693        -       56,693       100,671        -       100,671
Income taxes and minority interest      15,477        -       15,477        27,393        -        27,393
                                     ---------  -------  -----------    ----------  -------  ------------
Net income                           $  41,216  $     -    $  41,216    $   73,278  $     -   $    73,278
                                     ---------  -------  -----------    ----------  -------  ------------


     The Company has concluded that the amounts reclassified are not material, either individually or in the aggregate, to the trends of the financial statements for the periods affected, or to a fair presentation of the Company's results of operations and financial statements.



3.  Correction of Prior Years' Errors

     In the first fiscal quarter of 2005 the Company recorded the adjustments discussed below to correct errors in prior years' financial statements.

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

     Also  included  in  the results for the  three  months  ended
September 30, 2004 is a charge of $4.8 million ($3.5 million after-
tax  or $0.02 per share) for the cumulative effect of an error  in prior years related to the Company's vacation accrual calculation.
Of the charge for this error, $2.1 million was recorded in cost of sales  and  $2.7  million  was recorded in  selling,  general  and administrative  expenses.  Also  included  is  a  charge  for  the correction  of  an error of the prior year bonus accrual  of  $0.5 million ($0.4 million after-tax) recorded in selling, general  and administrative expenses.

     In  addition,  included in the results for the  three  months ended September 30, 2004 are the correction of an error related to a  prior  year  inventory allowance of $1.1 million ($0.8  million after-tax),  the correction of an error of a prior year  insurance accrual  of  $2.7  million ($2.0 million after-tax  or  $0.01  per share),  and  the cumulative effect of an error related  to  prior years receivable allowance of $3.2 million ($2.3 million after-tax or  $0.01 per share).  These three items had a positive impact  on
income.   The  inventory  allowance  and  insurance  accrual  were
recorded  in cost of sales. The receivable allowance was  recorded in selling, general and administrative expenses.
                                 7
     The   aggregate  effect  of  these  corrections  of   errors,
identified  prior to filing the Form 10-Q/A for the  first  fiscal quarter of 2005, was a reduction of pretax income of  $7.4 million
($5.4  million after-tax or $0.03 per share).  Of that  cumulative amount,  the  Company  estimates that approximately  $4.9  million
($3.6  million  after-tax) was an expense that  should  have  been recorded in fiscal 2004, $1.3 million ($0.9 million after-tax) was an  expense  that should have been recorded in fiscal  2003,  $0.5 million  ($0.3 million after-tax) was an expense that should  have been  recorded  in fiscal 2002, $2.7 million ($2.0 million  after-
tax)  was  income that should have been recorded in  fiscal  2001,
$1.9  million ($1.4 million after-tax) was an expense that  should have  been recorded in fiscal 2000 and $1.5 million ($1.2  million after-tax) was an expense that should have been recorded in fiscal
1999 and prior.

     The table below summarizes the estimated pretax effect, by fiscal year, of the errors identified and corrected in the first fiscal quarter of 2005 (in thousands):

<TABLE
                                                                                         1999 &
                                         2004      2003      2002      2001      2000    Earlier    Total
Increase (Decrease)                    --------  --------  --------  --------  --------  --------  --------
-------------------
Profit-in-inventory elimination        $(3,200)  $(1,200)  $  (400)  $ 2,200   $(1,100)  $(5,400)  $(9,100)
Inventory allowance                          -         -         -         -         -     1,142     1,142
Insurance accrual                            -     2,200       500         -         -         -     2,700
Receivable allowance                      (625)     (710)      (12)      (48)     (315)    4,879     3,169
Vacation accrual                          (604)   (1,590)     (556)      584      (473)   (2,186)   (4,825)
Bonus accrual                             (500)        -         -         -         -         -      (500)
                                       --------  --------  --------  --------  --------  --------  --------
Total pretax effect of errors          $(4,929)  $(1,300)  $  (468)  $ 2,736   $(1,888)  $(1,565)  $(7,414)
                                       --------  --------  --------  --------  --------  --------  --------

Income before income taxes             $239,892  $110,042  $ 93,221  $291,416  $323,694
Error percentage of income
 before income taxes                     (2.1)%    (1.2)%   ( 0.5)%      0.9%    (0.6)%



     The Company has concluded that the amounts related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the trends of the financial statements for those periods affected, or to a fair presentation of the Company's results of operations and financial statements. Accordingly, results for fiscal 2004 and prior years have not been restated.


4.  Stock Option Plans

     As  permitted by Statement of Financial Accounting  Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles
Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, the effects on reported net income and earnings per share for the three and six months ended December 31 would have been as follows (in thousands, except per share data):
                                  8

                                                       Three Months Ended     Six Months Ended
                                                          December 31,          December 31,
                                                        ----------------     ------------------
                                                          2004     2003        2004      2003
                                                        -------  -------     --------  --------
Net income as reported                                  $52,246  $41,216     $104,730  $ 73,278
Add: Stock-based compensation included in
 reported net income, net of related tax effects          2,765    2,338        5,530     4,534
Deduct: Stock-based compensation determined
 under fair value method, net of related tax effects     (5,895)  (4,545)     (11,776)   (8,095)
                                                        -------  -------     --------  --------
Pro forma net income                                    $49,116  $39,009     $ 98,484  $ 69,717
                                                        -------  -------     --------  --------

Earnings per share:
 Basic                                                  $  0.28  $  0.22     $   0.55  $   0.38
 Diluted                                                $  0.27  $  0.21     $   0.55  $   0.38
Pro forma earnings per share:
 Basic                                                  $  0.26  $  0.20     $   0.52  $   0.37
 Diluted                                                $  0.26  $  0.20     $   0.52  $   0.37



     For purposes of computing pro forma net income and earnings per share, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.


5. Earnings Per Share

     A   reconciliation  of  the  basic  average   common   shares
outstanding to dilutive average common shares outstanding is as follows (in thousands):

                                           Three Months Ended    Six Months Ended
                                              December 31,         December 31,
                                           ------------------   ------------------
                                             2004      2003       2004      2003
                                           --------  --------   --------  --------
Basic average common shares outstanding     188,589   190,459    188,713   190,599
Effect of dilutive stock options              1,917     1,991      1,903     1,863
                                           --------  --------   --------  --------
Diluted average common shares outstanding   190,506   192,450    190,616   192,462
                                           --------  --------   --------  --------


6. Comprehensive Income

     Total comprehensive income is summarized as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                         December 31,           December 31,
                                      ------------------    ------------------
                                        2004       2003       2004      2003
                                      --------  --------    --------  --------
Net income                            $ 52,246  $ 41,216    $104,730  $ 73,278
Translation adjustments                 75,091    45,234      62,419    66,932
Unrealized investment gain (loss)           22        69           9       311
                                      --------  --------    --------  --------
Total comprehensive income            $127,359  $ 86,519    $167,158  $140,521
                                      --------  --------    --------  --------
                                     9


7. Inventories

     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

                                                          Dec. 31,   June 30,
                                                            2004       2004
                                                         ---------   ---------
Raw materials                                            $ 48,936    $ 39,743
Work in process                                            91,065      91,168
Finished goods                                            148,157     134,433
                                                         ---------   ---------
Total inventories                                        $288,158    $265,344
                                                         ---------   ---------


8. Pensions and Other Postretirement Benefits

     The components of pension and retiree health care benefit cost are as follows for the three and six months ended December
31, 2004 and 2003 (in thousands):

Three months ended December 31,              Pension        Retiree Health Care
                                          --------------    -------------------
                                           2004    2003       2004       2003
                                          ------  ------    --------   --------

Service cost                              $2,243  $1,988     $  470     $  489
Interest cost                              1,577     490        471        473
Expected return on plan assets            (1,592)   (428)         -          -
Amortization of prior service cost            51      54        (66)       (63)
Recognized actuarial losses                  145     436        159        207
Amortization of transition obligation         17       6          -          -
                                          ------  ------    --------   --------
Benefit cost                              $2,441  $2,546     $1,034     $1,106
                                          ------  ------    --------   --------



Six months ended December 31,                Pension        Retiree Health Care
                                          --------------    -------------------
                                           2004    2003       2004       2003
                                          ------  ------    --------   --------
Service cost                              $4,240  $3,742     $  940     $  974
Interest cost                              2,529   1,715        942        972
Expected  return on plan assets           (2,639) (1,649)         -          -
Amortization of prior service cost           102     114       (132)      (131)
Recognized actuarial losses                  494     608        318        396
Amortization of transition obligation        321      23          -          -
                                          ------  ------    --------   --------
Benefit cost                              $4,758  $4,553     $2,068     $2,211
                                          ------  ------    --------   --------
                                     10

9.  Segments and Related Information

     The Company operates in one product segment: the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity. Management operates the business through four regions. Information by region is summarized as follows (in thousands):

                                              Inter-
                                 Customer    Company      Total        Net
Three months ended:              Revenue     Revenue     Revenue      Income
December 31, 2004              -----------  ---------   ----------   --------
Americas                       $  170,860   $  43,598   $  214,458   $  8,364
Far East South                    204,219      31,906      236,125     19,607
Far East North                    133,777      86,390      220,167     28,652
Europe                            128,753      11,325      140,078       (995)
Corporate and other                14,209      28,624       42,833     (3,382)
Eliminations                            -    (201,843)    (201,843)         -
                               ----------   ---------   ----------   --------
Total                          $  651,818   $       -   $  651,818   $ 52,246
                               ----------   ---------   ----------   --------

December 31, 2003
Americas                       $  167,478   $  41,791   $  209,269   $ 11,346
Far East South                    152,665      24,007      176,672     13,033
Far East North                    131,283      57,688      188,971     21,597
Europe                             85,395      10,172       95,567     (5,779)
Corporate and other                12,161      19,363       31,524      1,019
Eliminations                            -    (153,021)    (153,021)         -
                               ----------   ---------   ----------   --------
Total                          $  548,982   $       -   $  548,982   $ 41,216
                               ----------   ---------   ----------   --------


                                              Inter-
                                 Customer    Company      Total        Net
Six months ended:                Revenue     Revenue     Revenue      Income
                               ----------   ---------   ----------   --------
December 31, 2004
Americas                       $  347,483   $  98,884   $  446,367   $ 19,936
Far East South                    394,558      68,250      462,808     44,715
Far East North                    265,416     163,292      428,708     53,789
Europe                            257,167      21,914      279,081      1,630
Corporate and other                27,424      55,823       83,247    (15,340)
Eliminations                            -    (408,163)    (408,163)         -
                               ----------   ---------   ----------   --------
Total                          $1,292,048   $       -   $1,292,048   $104,730
                               ----------   ---------   ----------   --------

December 31, 2003
Americas                       $  318,969   $  80,660   $  399,629   $ 21,929
Far East South                    295,537      41,535      337,072     30,515
Far East North                    247,596     106,381      353,977     35,251
Europe                            159,802      18,537      178,339     (7,382)
Corporate and other                23,841       6,034       29,875     (7,035)
Eliminations                            -    (253,147)    (253,147)         -
                               ----------   ---------   ----------   --------
Total                          $1,045,745   $       -   $1,045,745   $ 73,278
                               ----------   ---------   ----------   --------
                                       11

10. Recent Accounting Pronouncements

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

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. The Company expects to adopt Statement 123(R) on July 1, 2005 using the modified prospective method. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the level of share based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in Note 4.
                                 12

11. Contingencies

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

     The Company's financial results are influenced by factors in the markets in which it operates and by the Company's ability to successfully execute its business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. The Company expects that the marketplace environment will remain highly competitive. The Company's ability to execute its business strategy successfully will require it meet a number of challenges, including its ability to [accurately forecast sales demand and calibrate manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead, and attract, motivate and retain key personnel to manage its operational, financial and management information systems.


Results of Operations

Second Quarter Results

     Revenue was $651.8 million for the three months ended December 31, 2004, an increase of 19 percent over last year's second quarter of $549.0 million. Revenue for the second quarter included $17.7 million from the Cinch acquisition in Europe that was completed on April 2, 2004. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $16.6 million over the prior year quarter. The Company estimates that the impact of price erosion reduced revenue by approximately $20 million in the second quarter of fiscal 2005, compared to last year's second quarter. Revenue derived from the sale of new products released by the Company within the last 36 months was $206 million in the second quarter ended December 31, 2004, compared with $140 million in the second quarter of fiscal 2004.
                                  14
     Customer revenue in the Americas region was $170.9 million, up slightly from last year's second quarter revenue of $167.5 million. In the Far East South region, customer revenue was $204.2 million, an increase of $51.6 million, or 34 percent, compared with the prior year second quarter. The revenue growth in this region was primarily driven by higher demand in the computer, telecommunications and consumer products markets. Customer revenue in the Far East North region was $133.8 million in the second quarter of fiscal 2005, compared with $131.3 million in the prior year quarter. Foreign currency translation increased revenue by approximately $4.3 million. Excluding the impact of foreign currency translation, revenue was down slightly due to lower demand in the consumer products markets. In Europe, customer revenue was $128.8 million, up $43.4 million, or 51 percent, from last year's second quarter revenue of $85.4 million. As noted above, the Company's Cinch acquisition during the fourth quarter of fiscal 2004, added revenue of $17.7 million. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue by approximately $9.6 million.

     Gross profit was $221.5 million for the three months ended December 31, 2004, up $42.2 million, or 24 percent over the prior year quarter. Gross profit margin was 34.0 percent of net revenue, up from 32.7 percent in last year's second quarter. The improvement in gross profit margin was primarily due to leverage from the higher sales volumes offset by the negative impact of the price erosion mentioned above and higher copper, gold and plastic resin material costs of $8.2 million. The Company's operating results were also negatively impacted by the increased strength of the Japanese yen relative to the U.S. dollar, as products manufactured by Molex in Japan are sold in the Far East South at selling prices primarily denominated in or closely linked to the U.S. dollar. The Company estimates this effect to be approximately $2.5 million , compared with the prior year second quarter. Also included in the results for the three months ended December 31, 2004 is a favorable adjustment of $1.5 million to
reflect   the  Company's  change  in  estimate  to  its  inventory
allowance.

     Selling, general and administrative expenses were $153.8 million for the three months ended December 31, 2004, as compared with $131.2 million in the prior year quarter. As a percent of net revenue, selling, general and administrative expenses decreased from 23.9 percent in the prior year quarter to 23.6 percent in this year's second quarter. Research and development expenditures for the second quarter of fiscal 2005 were approximately $34.5 million, an increase of 25.5 percent when compared with the same period last year.

     Total other income was $3.9 million in the second quarter ended December 31, 2004, compared with $8.6 million in the prior year quarter. The prior year quarter included a $10.4 million pretax gain from the sale of stock of an affiliate and an equity gain resulting from the IPO completed by this affiliate. The effective tax rate was 27 percent for the second quarter of fiscal 2005, the same rate as last year's second quarter.

     Net income for the three months ended December 31, 2004 was $52.2 million, up 27 percent from $41.2 million in last year's second quarter. Foreign currency translation increased net income by $1.0 million when compared with last year's second quarter. Earnings per share was $0.27 in the second quarter of fiscal 2005 compared with $0.21 in the prior year quarter.


Six-Month Results

     Revenue was $1.292 billion for the six months ended December 31, 2004, an increase of 24 percent, compared with $1.046 billion in the first six months of fiscal 2004. The Cinch acquisition added revenue of $35.6 million in the first six months of fiscal 2005. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $35 million over the prior year period. The Company estimates that the impact of price erosion reduced revenue by approximately $40 million in the six months ended December 31, 2004, compared to last year's first six months. Revenue derived from the sale of new products released by the
Company within the last 36 months was $380.7 million in the six months ended December 31, 2004, compared with $266.5 million in the six months ended December 31, 2003.
                                 15
     Customer revenue in the Americas region for the six months ended December 31, 2004 was $347.5 million, up 9 percent from last year's revenue of $319.0 million, due to a stronger general demand for electronic connector products which more than offset lower demand in the automotive market. In the Far East South region, customer revenue was $394.6 million in the first six months of fiscal 2005, an increase of $99.0 million, or 34 percent, compared with the prior year period. The revenue growth in this region was primarily driven by demand from the consumer products, telecommunications and computer markets. Customer revenue in the Far East North region increased 7 percent to $265.4 million for the six months ended December 31, 2004, compared with $247.6 million in the prior year period. Foreign currency translation contributed $13.1 million to the revenue increase. In Europe, customer revenue for the six months ended December 31, 2004 was $257.2 million, an increase of $97.4 million from last year's revenue of $159.8 million. As noted above, the Company's Cinch acquisition during the fourth quarter of fiscal 2004, added revenue of $35.6 million in the first six months of fiscal 2005. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue in Europe by approximately $17.0 million.

     Gross profit was $446.8 million for the six months ended December 31, 2004, up $99.5 million, or 29 percent over the prior year period. Gross profit margin was 34.6 percent of net revenue, up from 33.2 percent in last year's first half. The improvement in gross profit margin was primarily due to leverage from the higher sales volumes partially offset by the price erosion mentioned earlier and material cost increases of $16.1
million.   Included  in  the  results for  the  six  months  ended
December 31, 2004 is a charge of $7.3 million  ($5.4 million after-
tax) related to correction of prior years' errors. These errors related to the inadvertent omission of in-transit intercompany inventory in the Company's calculation of the profit-in-inventory
elimination,  correction  of  a  prior  year  insurance   accrual,
correction  of  an  inventory allowance, as  well  as  a  vacation
accrual.   See  Note  3  to  the Notes to  Condensed  Consolidated
Financial Statements for further discussion. Also included in the results for the six months ended December 31, 2004 is a favorable adjustment of $1.5 million to reflect the Company's change in estimate to its inventory allowance.

     Selling, general and administrative expenses were $309.0 million for the first six months of fiscal 2005, as compared with $258.6 million in the prior year period. As a percentage of net revenue, selling, general and administrative expenses decreased from 24.7 percent in the prior year period to 23.9 percent in this year's first half. Included in the results for the six months ended December 31, 2004 is a charge of $0.1 million related to correction of errors in prior years. These errors related to the correction of a prior year receivable allowance, a bonus accrual, as well as a vacation accrual. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion.

     Total other income was $6.1 million in the six-month period ended December 31, 2004, compared with $12.0 million in the prior year period. The effective tax rate was 27 percent for the first half of fiscal 2005, the same rate as last year's first half.

     Net income for the six months ended December 31, 2004 was $104.7 million, up 43 percent from $73.3 million in last year's first half. Foreign currency translation increased net income by $3.0 million. Earnings per share was $0.55 in the first half of fiscal 2005 compared with $0.38 in the prior year period.


Financial Condition and Liquidity

     The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. At December 31,2004, Molex had cash and marketable securities of $412.0 million and long-term debt of $9.8 million.
                                16
     Cash provided from operating activities for the six months ended December 31, 2004 was $183.2 million, up from $94.0 million in the prior year period. The increase in cash provided from operations was primarily driven by higher net income in the first six months of fiscal 2005 and a reduction in working capital requirements as growth moderated in accounts receivable and inventory. Working capital, defined as Current Assets minus Current Liabilities, at December 31, 2004 was $873.6 million compared with $740.2 million at June 30, 2004.

     Cash used for investing activities was $100.9 million and $83.9 million for the six months ended December 31, 2004 and 2003, respectively. Capital expenditures were $105.3 million in the current period, an increase of $21.4 million over the prior year's capital spending of $83.9 million. During the first quarter of fiscal 2005, the Company sold its investment in an affiliate and generated cash from this transaction of $14.1 million.

     Cash used for financing activities was $32.1 million in the first half of fiscal 2005 compared with $34.6 million in the prior year period. Cash was used primarily for the purchase of treasury stock and the payment of dividends. The Company's Board of Directors authorized the purchase of up to $100 million of Common Stock and/or Class A Common Stock during fiscal 2005. During the six months ended December 31, 2004, the Company purchased 940,000 shares of Class A Common Stock at an aggregate cost of $23.6 million.

     Molex has a strong cash balance, cash flow and very little debt. The Company believes at this time that share repurchases are a good investment compared with investing cash in short-term money instruments or marketable securities, particularly with the current low interest rates. The Company also uses shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and the employee stock purchase plan.

     As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. The pace and size of any new business ventures or acquisitions the Company completes may impact its cash requirements.


Outlook

     Based on current market conditions, the Company expects net revenue in the third fiscal quarter ending March 31, 2005, to be in a range of $610 million to $620 million, a midpoint decline of approximately $37 million from net revenue for the second fiscal quarter. This anticipated sales decline reflects weaker demand in the following markets: the telecommunications market in Europe, the consumer products market in Japan, as well as a post Christmas pause in the telecommunications and consumer products markets in the Far East South as customers change models. In addition, as a significantly higher amount of the Company's business is now done in the Far East South, the impact of the shut down for Chinese New Year is expected to be greater during the third fiscal quarter. Net revenue for last year's third fiscal quarter was $569.2 million.

     The Company also expects further impact from higher manufacturing costs on Japanese export products due to the increase in the value of the yen as well as increased costs for plastic resins. The Company will incur additional legal and accounting costs, currently estimated at approximately $2.6 million pre-tax. As a result, the Company expects earnings per share in the third fiscal quarter to be in a range of approximately $0.20 to $0.23, compared with $0.24 in last year's third quarter.

     The Company is moving quickly to respond to this downturn. Plans are being implemented to reduce expenses throughout our global operations. The Company is also accelerating production transfers from Japan to manufacturing facilities within China. For example, the manufacturing output of Molex Japan's facility in Dalian, China, will be increased 60 percent by the end of the current fiscal year. The Company also plans to add 60 percent to the  square  footage  of  our  largest manufacturing  facility  in
Shanghai, also by the end of the current fiscal year. In addition, construction will soon begin on a sixth manufacturing facility in China, to be located in the country's southwest region.
                                  17
     Sales and net income for the fourth fiscal quarter are expected to increase over the high end of the third fiscal quarter estimate. The Company will provide an update for the fourth fiscal quarter in the third fiscal quarter earnings release.



     Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.


Backlog

     The Company's order backlog on December 31, 2004 was approximately $285.7 million, an increase of $59.1 million, or
26.1 percent compared with $226.6 million as of December 31, 2003. The impact of changes in currency rates accounts for approximately $9.6 million of the increase in order backlog. New orders for the second quarter of fiscal 2005 were $607.8 million, an increase of 7.7 percent compared with last year's second quarter.


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

     The results for the second fiscal quarter reflect the results of the Company's review of certain accounting matters and practices in that quarter. This review resulted in changes in estimates of the Company's reserves for inventory that resulted in a reduction of the Company's reserves for inventory of approximately $1.5 million ($1.1 million after tax), which changes had a positive impact on pre-tax income for the quarter.
                               18

Item  3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of Intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were in use at December 31, 2004 and 2003.

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

     The Company's $114.4 million of marketable securities at December 31, 2004 are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company's exposure related to derivative instrument transactions is, in the aggregate, not material to the Company's financial position, results of operations or cash flows.

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


Item 4.  Controls and Procedures

     As of the end of the period covered by this report, Molex conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of Molex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the `Exchange Act')). Molex's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, the principal executive officer and principal financial officer concluded that, Molex's disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed by Molex in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
                               19
     Prior to filing this Form 10-Q, Molex reviewed certain accounting matters and practices in connection with its Sarbanes-Oxley compliance program. As a result of its review, Molex's management identified errors in its reserve for accounts receivable, accrual for vacation pay and in the recording of the first quarter profit-in-inventory adjustment (as described in Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). Additionally, Molex determined that potential earn-out payments related to the sale of an investment should not have been classified as a contingent gain as previously recorded. The correction in the Company's reserve for accounts receivable resulted in a reduction of such reserve by approximately $4.1 million ($3.0 million after tax), which change had a positive impact on pre-tax income for the 2005 first fiscal quarter. The other corrections, which had a negative impact on pre-tax income for the 2005 first fiscal quarter, resulted in an increase in the Company's vacation accrual of approximately $5.5 million ($4.0 million after tax), the reversal of a contingent gain previously recorded in the 2005 first fiscal quarter of $1.9 million ($1.4 million after tax), on the sale of an investment that provides for potential earn-out payments, and an adjustment to the previously disclosed profit-in-inventory charge of $1.1 million ($0.8 million after tax). Subsequent to the discovery of these errors, Molex modified the design and operation of its internal control process to more frequently update factors considered in determining its accounts receivable reserve, include formal reconciliation of earned versus accrued vacation pay as part of the its regular SFAS 5 review and implement a policy of strict adherence to SFAS 5 criteria for loss recognition of gains and losses. Molex also completed the modification to the software logic used to calculate slow and excess inventory reserves, which it began in the first fiscal quarter of 2005.

     Molex's management analyzed the materiality of the effect of these changes, made during the period covered by the report, on Molex's internal control over financial reporting by considering the effect in light of the materiality standards provided by the relevant case law in accordance with guidance issued by the staff of the SEC. Management took into consideration that even well designed controls operating as designed cannot provide absolute assurance and that internal control over financial reporting has inherent limitations because the process is subject to human error resulting from lapses in judgment and breakdowns resulting from human failure. Management also considered Molex's response subsequent to discovery of the deficiencies, including the promptness with which the underlying deficiencies were brought to the attention of the Audit Committee and the scrutiny under which Molex's internal control environment was reviewed. Additionally, management considered the fact that substantially all of these deficiencies were identified by management and not by Molex's independent public accountant and the materiality of the effect of the recorded adjustments on Molex's earnings trends and its projected results of operations for fiscal year 2005. As a result of the foregoing considerations, management concluded that there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. The matters described above have been discussed with Molex's Audit Committee and independent auditor.


                    PART II - Other Information

     Items 3 and 4 of this Part II are either inapplicable or  are
answered  in  the  negative  and  are  omitted  pursuant  to   the
instructions to Part II.


Item 1.  Legal Proceedings

     Between March 2, 2005 and March 11, 2005 four separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against Molex, and some or all of the following Molex officers and employees: J. Joseph King, Diane S.
Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel, Louis A. Hecht, Ronald L. Schubel and Martin P. Slark in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, Et. Al., Case No. 05C 1245; BDM, LLC v. Molex Incorporated, Et. Al., Case No. 05C 1372; James Baker v. Molex Incorporated, Et. Al., Case No. 05C 1467; and Drywall Acoustic Lathing and Insulation Local 675 Pension Fund v. Molex Incorporated, Et. Al., Case No. 05C 1461 (collectively, the "Shareholder Actions"). The complaints in the Shareholder Actions generally allege, among other things, that during the period from April 15, 2004 (or July 27, 2004 in the
                               20
case of the complaints filed by The Takara Trust and the Drywall Acoustic Lathing and Insulation Local 675 Pension Fund) to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about Molex's business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and
Section 20(a) of the Exchange Act. The complaint filed by BDM, LLC also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5. As relief, the complaints seek, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The complaint filed by BDM, LLC also seeks, as relief, an accounting of the proceeds received by certain of the named defendants from the sale of Molex stock during the period from April 15, 2004 to February 14, 2005 and the imposition of a constructive trust on such proceeds. Molex believes the allegations contained in the complaints are without merit and intends to contest the Shareholder Actions vigorously.


Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On October 22, 2004, the Company issued options to purchase 14,400 shares of Class A Common Stock to non-employee directors of the Company with an aggregate exercise price of $362,592, pursuant to the terms of the 2000 Incentive Stock Option Plan. The issuance of these options to purchase shares of Class A Common Stock was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under
Section 4(2). Per the terms of the plan, the option price is the fair market value of the stock on the date of grant and the option term is five years from the date of grant.

     The Company's Board of Directors authorized the purchase of up to $100 million of Common Stock and/or Class A Common Stock during fiscal 2005. Share purchases of Molex Class A Common Stock for the quarter ended December 31, 2004 were as follows:

    Period        Total       Average       Total        Dollar
                Number of    Price Paid    Number of     Value of
                  Shares     Per Share      Shares     Shares that
                Purchased                  Purchased    May Yet Be
                                          as Part of    Purchased
                                           Publicly     Under the
                                          Announced       Plan
                                            Plan
--------------  ---------    ---------    ----------   ------------
Oct. 1-Oct. 31     65,000       $26.30        65,000   $ 76,385,357

Nov. 1-Nov. 30          -            -             -   $ 76,385,357

Dec. 1-Dec. 31          -            -             -   $ 76,385,357
                ---------    ---------    ----------   ------------
   Total           65,000            -        65,000   $ 76,385,357
                ---------    ---------    ----------   ------------


Item 5.  Other Information

     Change  in  Molex's Certifying Accountant.  On  November  13,
2004, Deloitte & Touche LLP notified Molex that Deloitte was resigning as Molex's independent public accounting firm. The Audit Committee engaged Ernst & Young LLP ("E&Y") to serve as the Company's new independent registered public accounting firm as of December 9, 2004. A summary of the circumstances surrounding these developments is described under the caption "Controls and Procedures" in Item 4 of Part I of the Company's Form 10-Q/A for the quarter ended September 30, 2004 filed on March 21, 2005 and in the Company's Current Reports on Form 8-K.

     Compliance with Nasdaq Continued Listing Requirements. Nasdaq Marketplace Rule 4310(c)(14) requires Molex to file with the Nasdaq Stock Market, Inc. ("Nasdaq") copies of all reports filed or required to be filed with the SEC. As previously disclosed, prior to the filing of this Form 10-Q and the concurrent filing of an amendment to the first fiscal quarter Form 10-Q, Molex was not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because Molex's unaudited financial statements for the fiscal quarter ended September 30, 2004 included in Molex's
                                 21
Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004 had not been reviewed by an independent public accountant under Statement of Auditing Standards No. 100 "Interim Financial Information" as required by SEC rules and Molex had not filed its Form 10-Q for the second fiscal quarter ended December 31, 2004 by February 9, 2005. As a result, Molex received letters from Nasdaq on November 15, 2004 and February 11, 2005 indicating its non-compliance with Rule 4310(c)(14) with respect to such filings. The November 15, 2004 letter also indicated that Molex's securities were subject to delisting from The Nasdaq National Market.

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

     Molex believes that the filing of this Form 10-Q and the concurrent filing of an amendment to the first fiscal quarter Form 10-Q will make Molex current in its SEC filing obligations and in compliance with Nasdaq Marketplace Rule 4310(c)(14). The fifth character "E" will remain appended to the trading symbols of Molex's securities listed on the Nasdaq National Market pending a determination by Nasdaq that Molex has fully complied with the Nasdaq's filing requirement and has evidenced compliance with all other continued listing requirements of The Nasdaq National Market. Molex intends to request a final determination of compliance from Nasdaq promptly following the filing of this Form 10-Q and the concurrent filing of an amendment to the first fiscal quarter Form 10-Q.

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

     As disclosed in Molex's Form 8-K filed on December 9, 2004, the Molex Board of Directors named Frederick A. Krehbiel, Co-chairman of the Board of Directors, as Chief Executive Officer of Molex effective December 9, 2004. The Board also reviewed Molex's management succession plan and indicated that, while no definitive action has yet been taken by the Board, the current expectation is that Martin P. Slark, Molex's President and Chief Operating Officer, would replace Mr. Krehbiel as Chief Executive Officer during the first fiscal quarter following the end of Molex's current fiscal year on June 30, 2005. In addition, the Board of Directors accepted the resignation of J. Joseph King from his positions as Molex's Vice Chairman, Chief Executive Officer and as a member of the Board of Directors on December 9, 2004. Mr. King will continue to serve Molex in a staff function with responsibilities that include strategic planning and coordination
                                   22
of certain Molex functional areas. The Board also accepted the resignation of Diane Bullock from her positions as Vice President and Treasurer. Ms. Bullock will continue to serve Molex in a staff function with responsibilities that include the coordination of Molex's global procurement and logistics strategy and overseeing Molex's global lean manufacturing program. Neither Mr. King nor Ms. Bullock will be elected an officer of Molex, nor will their positions involve or significantly influence accounting, financial reporting or internal controls. The Board of Directors' actions were taken to facilitate the transition to a new independent auditor and include the conditions requested by Molex's previous independent auditor.

     Additional Information. You should refer to filings under the Exchange Act for additional information regarding the foregoing matters, including the Current Reports on Form 8-K or amendments thereto filed with the Commission on November 15, 2004, November 18, 2004, November 22, 2004, December 1, 2004, December 9, 2004 and February 14, 2005. As previously disclosed, late in calendar 2004 Molex received a comment letter from the Securities and Exchange Commission's Division of Corporation Finance regarding Molex's Exchange Act filings. Molex responded to that letter and subsequent follow-up letters from the Division of Corporation Finance and now believes that it has satisfactorily addressed all comments received from the Staff of the Division of Corporation Finance.


Cautionary Statement Regarding Forward-Looking Statements

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




                                         23













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





                                   24