Form 10-Q
period 2005-03-31
MOLEX INC
filed 2005-05-10
CIK 67472

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended March 31, 2005
                Commission File Number 0-7491
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

On March 31, 2005, the following numbers of shares of the Company's common stock were outstanding:

           Common Stock                 100,696,832
           Class A Common Stock          88,110,032
           Class B Common Stock              94,255










                              Molex Incorporated

                                     INDEX



PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements                                      Page

           Condensed Consolidated Balance Sheets
           March 31, 2005 and June 30, 2004                            3

           Condensed Consolidated Statements of Income
           Three and Nine Months Ended March 31, 2005 and 2004         4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended March 31, 2005 and 2004                   5

           Notes to Condensed Consolidated Financial Statements        6

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        13

Item  3.   Quantitative and Qualitative Disclosure About Market
           Risk                                                       21

Item  4.   Controls and Procedures                                    22



PART II -  OTHER INFORMATION


Item 1.    Legal Proceedings                                          24

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds                                                   24

Item 6.    Exhibits                                                   25



SIGNATURES                                                            26


                              PART I

Item 1.  Financial Statements



                              Molex Incorporated
                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                  March 31,        June 30,
                                                    2005             2004
                                                 -----------     -----------
ASSETS                                           (Unaudited)
Current assets:
Cash and cash equivalents                        $  323,786      $  234,431
Marketable securities                               123,449         104,223
Accounts receivable, less allowances
 of $22,416 and $22,901, respectively               553,472         529,630
Inventories                                         294,014         265,344
Other current assets                                 40,637          35,016
                                                 -----------     -----------
 Total current assets                             1,335,358       1,168,644
Property, plant and equipment, net                1,015,736       1,022,378
Goodwill                                            167,355         164,915
Other assets                                        213,739         216,409
                                                 -----------     -----------
 Total assets                                    $2,732,188      $2,572,346
                                                 -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $  219,137      $  234,823
Accrued expenses                                    150,103         143,160
Other current liabilities                            57,064          50,481
                                                 -----------     -----------
 Total current liabilities                          426,304         428,464
Other non-current liabilities                        11,266          10,487
Accrued pension and postretirement benefits          54,183          52,151
Long-term debt                                        9,676          10,243
Obligations under capital leases                      3,118           3,796
Minority interest in subsidiaries                     3,074           1,211
                                                 -----------     -----------
    Total liabilities                               507,621         506,352
                                                 -----------     -----------
Shareholders' equity:
Common stock                                         10,775          10,734
Paid-in capital                                     384,254         369,660
Retained earnings                                 2,289,030       2,160,368
Treasury stock                                     (534,207)       (509,161)
Deferred unearned compensation                      (26,099)        (32,180)
Accumulated other comprehensive income              100,814          66,573

Total shareholders' equity                        2,224,567       2,065,994
                                                 ----------      ----------
 Total liabilities and shareholders' equity      $2,732,188      $2,572,346
                                                 ----------      ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.


                              Molex Incorporated
                  Condensed Consolidated Statements of Income
               (Unaudited - in thousands, except per share data)


                                                       Three Months Ended           Nine Months Ended
                                                            March 31,                   March 31,
                                                      --------------------      ------------------------
                                                        2005        2004           2005          2004
                                                      --------    --------      ----------    ----------
Net revenue                                           $612,842    $569,153      $1,904,890    $1,614,898
Cost of sales                                          401,434     366,886       1,246,680     1,065,310
                                                      --------    --------      ----------    ----------
GROSS PROFIT                                           211,408     202,267         658,210       549,588
                                                      --------    --------      ----------    ----------
Selling, general and administrative expenses:
 Selling                                                53,929      52,095         162,840       145,356
 General and administrative                            104,623      90,910         304,760       256,285
                                                      --------    --------      ----------    ----------
 Total selling, general and administrative expenses    158,552     143,005         467,600       401,641

INCOME FROM OPERATIONS                                  52,856      59,262         190,610       147,947

Other (income) expense:
 Gain on sale of affiliate stock                             -         (30)         (1,624)      (10,393)
 (Gain) loss on investments                             (4,569)          -          (1,587)        4,987
 Equity income                                          (2,399)     (2,148)         (7,579)       (6,434)
 Interest, net                                          (1,579)       (926)         (3,903)       (3,250)
                                                      --------    --------      ----------    ----------
 Total other (income) expense                           (8,547)     (3,104)        (14,693)      (15,090)

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                                  61,403      62,366         205,303       163,037
Income taxes                                            16,587      16,832          55,471        44,020
Minority interest                                           (6)         63             280           268
                                                      --------    --------      ----------    ----------
NET INCOME                                            $ 44,822    $ 45,471      $  149,552    $  118,749
                                                      --------    --------      ----------    ----------

EARNINGS PER SHARE:
 Basic                                                $   0.24    $   0.24      $     0.79    $     0.62
 Diluted                                              $   0.24    $   0.24      $     0.78    $     0.62

DIVIDENDS PER SHARE                                   $ 0.0375    $ 0.0250      $   0.1125    $    0.075

AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                 188,780     190,252         188,742       190,480
 Diluted                                               190,509     192,417         190,694       192,450


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Molex Incorporated
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited - in thousands)

                                                                 Nine Months Ended
                                                                     March 31,
                                                                -------------------
                                                                  2005       2004
                                                                --------   --------
Cash and cash equivalents, beginning of period                  $234,431   $178,976

OPERATING ACTIVITIES
Net income                                                       149,552    118,749
Add (deduct) non-cash items included in net income:
 Depreciation and amortization                                   178,622    166,828
 Amortization of deferred unearned compensation                   10,525     10,061
Changes in assets and liabilities, excluding effects of
foreign currency adjustments:
 Accounts receivable                                              (4,816)   (75,578)
 Inventories                                                     (20,800)   (59,629)
 Accounts payable                                                (21,213)    34,723
 Other current assets and liabilities                             (4,722)     8,724
 Other assets and liabilities                                    (14,567)   (10,611)
                                                                --------   --------
Cash provided from operating activities                          272,581    193,267

INVESTING ACTIVITIES
Capital expenditures                                            (155,190)  (134,248)
Sales (purchases) of marketable securities                       (19,113)    80,849
Other investing activities                                        17,730     (5,223)
                                                                --------   --------
Cash used for investing activities                              (156,573)   (58,622)

FINANCING ACTIVITIES
Net decrease in debt                                                (463)    (4,016)
Principal payments on capital leases                              (2,555)    (3,677)
Cash dividends paid                                              (18,878)   (14,298)
Purchase of treasury stock                                       (23,615)   (50,222)
Reissuance of treasury stock                                         534      1,517
Exercise of stock options                                          7,530      6,975
                                                                --------   --------
Cash used for financing activities                               (37,447)   (63,721)

Effect of exchange rate changes on cash and cash equivalents      10,794     10,227
Net increase (decrease) in cash and cash equivalents              89,355     81,151
                                                                --------   --------
Cash and cash equivalents, end of period                        $323,786   $260,127
                                                                --------   --------

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

     The unaudited financial statements have been prepared from the Company's books and records and reflect all adjustments consisting only of normal recurring items, except as discussed in
Note 2 and Note 3, that in the opinion of management are necessary for a fair presentation of information for the interim periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and as permitted thereby, do not include all information and footnote disclosures required in the annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Molex Incorporated 2004 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, other intangibles and long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates.


2. Reclassification of Income Statement

     Certain reclassifications have been made to the prior year's income statement to conform to the Company's new classifications effective June 30, 2004 as discussed in Note 2 of the Notes to Consolidated Financial Statements of the Company's fiscal 2004 Annual Report on Form 10-K. For the three months ended March 31, 2004, these reclassifications consist of (a) $2.1 million of selling, general and administrative expenses being reclassified as a separate line item, equity income, under other (income) expense,
(b) a $0.1 million loss on the sale of property, plant and equipment reclassified from selling, general and administrative expenses to cost of sales and (c) a $0.2 million foreign currency exchange gain being reclassified to cost of sales from other (income) expense.

     For the nine months ended March 31, 2004, these reclassifications consist of (a) $6.4 million of selling, general and administrative expenses being reclassified as a separate line item, equity income, under other (income) expense, (b) a $2.0 million loss on the sale of property, plant and equipment reclassified from selling, general and administrative expenses to cost of sales and (c) a $0.8 million foreign currency exchange loss being reclassified to cost of sales from other (income) expense.

     Following   is   a   summary   of   the   effect   of   these
reclassifications on previously reported amounts for the three and nine months ended March 31, 2004 (in thousands):

                                            Three Months Ended                    Nine Months Ended
                                              March 31, 2004                        March 31, 2004
                                     ---------------------------------    -----------------------------------
                                     Previously                           Previously
                                      Reported   Reclass  Reclassified     Reported    Reclass   Reclassified
                                     ----------  -------  ------------    ----------  --------   ------------
Net revenue                           $569,153   $    -    $569,153       $1,614,898  $      -    $1,614,898
Cost of sales                          367,021     (135)    366,886        1,062,532     2,778     1,065,310
                                      --------   ------    --------       ----------  --------    ----------
Gross profit                           202,132      135     202,267          552,366    (2,778)      549,588

Selling, general & admin expenses      140,961    2,044     143,005          397,207     4,434       401,641
                                      --------   ------    --------       ----------  --------    ----------
Income from operations                  61,171   (1,909)     59,262          155,159     7,212       147,947

Gain  on sale of affiliate stock           (30)       -         (30)         (10,393)        -       (10,393)
(Gain) loss on investments                   -        -           -            4,986         1         4,987
Equity income                                -   (2,148)     (2,148)               -    (6,434)       (6,434)
Interest, net                             (926)       -        (926)          (3,250)        -        (3,250)
Other                                     (239)    (239)          -              779      (779)            -
                                      --------   ------    --------       ----------  --------    ----------
Total other (income) expense            (1,195)  (1,909)     (3,104)          (7,878)   (7,212)      (15,090)

Income before income taxes              62,366        -      62,366          163,037         -       163,037
Income taxes and minority interest      16,895        -      16,895           44,288         -        44,288
                                      --------   ------    --------       ----------  --------    ----------
Net income                            $ 45,471   $    -    $ 45,471       $  118,749  $      -    $  118,749
                                      --------   ------    --------       ----------  --------    ----------


      The Company has concluded that the amounts reclassified are not material, either individually or in the aggregate, to the financial trends for the periods affected or to a fair presentation of the Company's results of operations and financial statements.


3.  Correction of Prior Years' Errors

     In the first fiscal quarter of 2005 the Company recorded the adjustments discussed below to correct errors in prior years' financial statements.

     Included in cost of sales for the nine months ended March 31, 2005 is a charge of $9.1 million ($6.6 million after-tax or $0.03 per share) for the cumulative effect of an error in prior years. This error related to the inadvertent omission of in-transit intercompany inventory in the Company's calculation of profit-in-inventory elimination. The Company recorded this profit-in-inventory adjustment as a reduction to inventories and a charge to cost of sales.

     Also included in the results for the nine months ended March 31, 2005 is a charge of $4.8 million ($3.5 million after-tax or $0.02 per share) for the cumulative effect of an error in prior years related to the Company's vacation accrual calculation. Of the charge for this error, $2.1 million was recorded in cost of sales and $2.7 million was recorded in selling, general and administrative  expenses.  Also  included  is  a  charge  for  the correction of an error of the prior year bonus accrual of $0.5 million ($0.4 million after-tax) recorded in selling, general and administrative expenses.

     In addition, included in the results for the nine months ended March 31, 2005 are the correction of an error related to a prior year inventory allowance of $1.1 million ($0.8 million after-
tax), the correction of an error of a prior year insurance accrual of $2.7 million ($2.0 million after-tax or $0.01 per share), and
the   cumulative  effect  of  an  error  related  to  prior  years receivable  allowance of $3.2 million ($2.3 million  after-tax  or
$0.01  per  share).   These three items had a positive  impact  on
income.   The  inventory  allowance  and  insurance  accrual  were
recorded in cost of sales. The receivable allowance was recorded in selling, general and administrative expenses.

     The aggregate effect of these corrections of errors, identified prior to filing the Form 10-Q/A for the first fiscal quarter of 2005, was a reduction of pretax income of $7.4 million ($5.4 million after-tax or $0.03 per share). Of that cumulative amount, the Company estimates that approximately $4.9 million ($3.6 million after-tax or $0.02 per share) was an expense that should have been recorded in fiscal 2004, $1.3 million ($0.9 million after-tax) was an expense that should have been recorded in fiscal 2003, $0.5 million ($0.3 million after-tax) was an expense that should have been recorded in fiscal 2002, $2.7 million ($2.0 million after-tax or $0.01 per share) was income that should have been recorded in fiscal 2001, $1.9 million ($1.4 million after-tax or $0.01 per share) was an expense that should have been recorded in fiscal 2000 and $1.5 million ($1.2 million after-tax or $0.01 per share) was an expense that should have been recorded in fiscal 1999 and prior.

     The table below summarizes the estimated pretax effect, by fiscal year, of the errors identified and corrected in the first fiscal quarter of 2005 (in thousands):

                                                                                  1999 &
                                     2004      2003     2002    2001     2000     Earlier    Total
Increase (Decrease)                -------   -------   ------  ------  -------   -------    -------
--------------------
Profit-in-inventory elimination    $(3,200)  $(1,200)  $(400)  $2,200  $(1,100)  $(5,400)   $(9,100)
Inventory allowance                      -         -       -        -        -     1,142      1,142
Insurance accrual                        -     2,200     500        -        -         -      2,700
Receivable allowance                  (625)     (710)    (12)     (48)    (315)    4,879      3,169
Vacation accrual                      (604)   (1,590)   (556)     584     (473)   (2,186)    (4,825)
Bonus accrual                         (500)        -       -        -        -         -       (500)
                                   -------   -------   ------  ------  -------   -------    -------
Total pretax effect of errors      $(4,929)  $(1,300)  $(468)  $2,736  $(1,888)  $(1,565)   $(7,414)
                                   -------   -------   ------  ------  -------   -------    -------


Income before income taxes        $239,892  $110,042 $93,221 $291,416 $323,694
Error percentage of income
  before income taxes               (2.1)%    (1.2)%  (0.5)%     0.9%   (0.6)%



     The Company has concluded that the amounts related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the financial trends for those periods affected or to a fair presentation of the Company's results of operations and financial statements. Accordingly, results for fiscal 2004 and prior years have not been restated.

4.  Stock Option Plans

     As  permitted by Statement of Financial Accounting  Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles
Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, the effects on reported net income and earnings per share for the three and nine months ended March 31 would have been as follows (in thousands, except per share data):

                                                        Three Months Ended     Nine Months Ended
                                                            March 31,              March 31,
                                                        ------------------    -------------------
                                                          2005      2004        2005       2004
                                                        -------    -------    --------   --------
Net income as reported                                  $44,822    $45,471    $149,552   $118,749
Add: Stock-based compensation included in
 reported net income, net of related tax effects          2,153      2,833       7,683      7,367
Deduct: Stock-based compensation determined
 under fair value method, net of related tax effects     (4,443)    (4,575)    (14,397)   (12,670)
                                                        -------    -------    --------   --------
Pro forma net income                                    $42,532    $43,729    $142,838   $113,446
                                                        -------    -------    --------   --------

Earnings per share:
 Basic                                                  $  0.24    $  0.24    $   0.79   $   0.62
 Diluted                                                $  0.24    $  0.24    $   0.78   $   0.62

Pro forma earnings per share:
 Basic                                                  $  0.23    $  0.23    $   0.76   $   0.60
 Diluted                                                $  0.22    $  0.23    $   0.75   $   0.59


     For purposes of computing pro forma net income and earnings per share, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model.


5. Earnings Per Share

     A   reconciliation  of  the  basic  average   common   shares
outstanding to dilutive average common shares outstanding is as follows (in thousands):

                                            Three Months Ended    Nine Months Ended
                                                  March 31,           March 31,
                                            ------------------    ------------------
                                              2005      2004        2005     2004
                                            --------  --------    --------  --------
Basic average common shares outstanding      188,780   190,252     188,742   190,480
Effect of dilutive stock options               1,729     2,165       1,952     1,970
                                            --------  --------    --------  --------
Diluted average common shares outstanding    190,509   192,417     190,694   192,450
                                            --------  --------    --------  --------


6. Comprehensive Income

     Total comprehensive income is summarized as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                           March 31,             March 31,
                                      ------------------     ------------------
                                        2005       2004        2005      2004
                                      -------    -------     --------  --------
Net income                            $44,822    $45,471     $149,552  $118,749
Translation adjustments               (28,086)      (473)      34,333    66,459
Unrealized investment gain (loss)        (101)        12          (92)      323
                                      -------    -------     --------  --------
Total comprehensive income            $16,635    $45,010     $183,793  $185,531
                                      -------    -------     --------  --------

7. Inventories

     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, less allowances of $38,965 at March 31, 2005 and $41,327 at June 30, 2004, consist of the following (in thousands):

                                             March 31,    June 30,
                                               2005         2004
                                             --------     --------
Raw materials                                $ 45,299     $ 39,743
Work in process                                92,095       91,168
Finished goods                                156,620      134,433
                                             --------     --------
Total inventories                            $294,014     $265,344
                                             --------     --------



8. Pensions and Other Postretirement Benefits

     The components of pension and retiree health care benefit expense are as follows for the three and nine months ended March 31, 2005 and 2004 (in thousands):

Three months ended March 31,                Pension       Retiree Health Care
                                         --------------   -------------------
                                          2005    2004       2005      2004
                                         ------  ------   --------   --------
Service cost                             $2,247  $1,832     $ 470      $ 487
Interest cost                             1,326     980       471        486
Expected  return on plan assets          (1,372)   (957)        -          -
Amortization of prior service cost           51      58       (66)       (66)
Recognized actuarial losses                 255     260       159        198
Amortization of transition obligation        17      14         -          -
                                         ------  ------   --------   --------
Benefit expense                          $2,524  $2,187    $1,034     $1,105
                                         ------  ------   --------   --------



Nine months ended March 31,                 Pension       Retiree Health Care
                                         --------------   -------------------
                                          2005    2004      2005       2004
                                         ------  ------   --------   --------
Service cost                             $6,486  $5,496    $1,409     $1,461
Interest cost                             3,856   2,940     1,413      1,458
Expected  return on plan assets          (4,011) (2,870)        -          -
Amortization of prior service cost          153     174      (197)      (197)
Recognized actuarial losses                 749     780       476        594
Amortization of transition obligation        49      40         -          -
                                         ------  ------   --------   --------
Benefit expense                          $7,282  $6,560    $3,101     $3,316
                                         ------  ------   --------   --------

9.  Segments and Related Information

     The Company operates in one product segment, the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity. Management operates the business through four regions. Information by region is summarized as follows (in thousands):

                                      Inter-
                         Customer    Company      Total        Net
Three months ended:       Revenue    Revenue     Revenue      Income
March 31, 2005           --------    --------    --------    --------
Americas                 $166,235    $ 42,986    $209,221    $  5,739
Far East South            182,615      30,203     212,818      25,288
Far East North            127,330      80,644     207,974      30,135
Europe                    121,989      11,973     133,962      (2,323)
Corporate and other        14,673      27,988      42,661     (14,017)
Eliminations                    -    (193,794)   (193,794)          -
                         --------    --------    --------    --------
Total                    $612,842    $      -    $612,842    $ 44,822
                         --------    --------    --------    --------
March 31, 2004
Americas                 $181,628    $ 47,199    $228,827    $ 16,333
Far East South            151,917      30,168     182,085      17,730
Far East North            122,559      62,286     184,845      20,415
Europe                     99,374      10,410     109,784      (1,523)
Corporate and other        13,675      24,104      37,779      (7,484)
Eliminations                    -    (174,167)   (174,167)          -
                         --------    --------    --------    --------
Total                    $569,153    $      -    $569,153    $ 45,471
                         --------    --------    --------    --------

                                      Inter-
                         Customer    Company      Total        Net
Nine months ended:        Revenue    Revenue     Revenue      Income
March 31, 2005         ----------    --------  ----------    --------
Americas               $  513,718    $141,870  $  655,588    $ 25,675
Far East South            577,173      98,453     675,626      70,003
Far East North            392,746     243,936     636,682      83,924
Europe                    379,156      33,887     413,043        (693)
Corporate and other        42,097      83,811     125,908     (29,357)
Eliminations                    -    (601,957)   (601,957)          -
                       ----------    --------  ----------    --------
Total                  $1,904,890    $      -  $1,904,890    $149,552
                       ----------    --------  ----------    --------

March 31, 2004
Americas               $  500,597    $127,859  $  628,456    $ 38,262
Far East South            447,454      71,703     519,157      48,245
Far East North            370,155     168,667     538,822      55,666
Europe                    259,176      28,947     288,123      (8,905)
Corporate and other        37,516      70,400     107,916     (14,519)
Eliminations                    -    (467,576)   (467,576)          -
                       ----------    --------  ----------    --------
Total                  $1,614,898    $      -  $1,614,898    $118,749
                       ----------    --------  ----------    --------

10. Recent Accounting Pronouncements

     The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. The Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act.

     The Company is considering the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The one-time repatriation provision is elective, and is applicable to Molex Incorporated on certain foreign profit distributions received during either fiscal 2005 or 2006. Management has not decided whether, and to what extent, the Company would repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for tax on undistributed foreign earnings for which deferred income taxes have not been provided because they have been considered permanently reinvested, which may be repatriated subject to the provisions of the Act. The Company currently estimates it could receive distributions in a range of $0 to $120 million under the repatriation provision. The related income tax effect from such repatriation is dependent upon a number of factors that are being analyzed, including the issuance of additional guidance from the U.S. Treasury Department. Accordingly, the income tax effect of such distributions cannot be reasonably estimated at this time. The Company will continue to analyze the effect of this provision and expects to complete this analysis during fiscal 2005.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

     In  December  2004,  the FASB issued SFAS  No.  123  (revised
2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The provisions of Statement 123(R) are effective for fiscal years beginning after June 15, 2005.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. The Company expects to adopt Statement 123(R) on July 1, 2005 using the modified prospective method. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend in part on the level of share based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in Note 4.


11. Subsequent Events


     On April 25, 2005 the Company announced that it plans to realign part of its manufacturing capacity in order to reduce costs and better optimize its plant utilization and to reduce its selling, general and administrative expenses. Molex expects to take an estimated pretax charge of $25 million to $30 million in the fiscal 2005 fourth quarter and an additional estimated pretax charge of $20 million to $30 million during fiscal 2006 in connection with this plan. The expected pre-tax charge for the fiscal 2005 fourth quarter includes estimated cash expenditures of $17 million to $20 million, which consists primarily of estimated severance and other employee-related costs. The expected pre-tax charge for fiscal 2006 includes estimated cash expenditures of $12 million to $15 million, which consists primarily of estimated severance and other employee-related costs.

     The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. The actual timing of the facility closures and related headcount reductions and the resulting charges and cash expenditures will be dependent upon a number of factors including the Company's efforts to achieve a phased and efficient transfer of production.

     The Company also announced that its Board of Directors has authorized the purchase of Molex shares on a discretionary basis. The authorization allows the purchase of the Company's outstanding Common Stock and/or Class A Common Stock during the period ending December 31, 2006 up to an aggregate value of $250 million. This authorization replaced the Company's previous authorization to purchase shares up to an aggregate value of $100 million during the fiscal year ending June 30, 2005.


Item 2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes contained herein and the Company's consolidated financial statements and accompanying notes and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under "Cautionary Statement Regarding Forward-Looking Statements."


Overview

     Molex's core business is the manufacture and sale of electronic components. The Company designs, manufactures and distributes more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, fiber optic interconnection systems, backplanes, mechanical and electronic switches and other products. Molex also provides manufacturing services that help customers integrate the use of specific components into the customer's products.

     Molex connectors, interconnecting devices and assemblies are used in the computer, telecommunications, consumer products, automotive, and industrial markets. The Company's products are used in a wide range of applications including desktop and notebook computers, computer peripheral equipment, mobile phones, digital electronics such as cameras and plasma televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.

     Molex  sells  its products to Original Equipment Manufactures
(OEMs) directly, as well as to their subcontractors and suppliers, and through distributors throughout the world. Molex engineers work collaboratively with customers to develop products that meet their specific needs. The Company's connector products help manufacturers assemble their own products more efficiently. Molex's electronic components help enable manufacturers to break down their production into sub-assemblies that can be built on different production lines, in different factories or by subcontractors. The Company's connectors allow these sub-assemblies to be readily plugged together before selling the end product to a customer. Molex connectors also enable users to connect together related electronic items such as mobile phones and battery chargers; and computers and printers. Many Molex customers are multi-national corporations who manufacture their products in multiple operations in several countries.

       Molex is able to service its customers through its global manufacturing footprint. As of March 31, 2005, the Company operated 55 manufacturing plants, located in 19 countries on six

continents.   Molex operates the business through four  geographic
regions. During the third fiscal quarter 51% of the Company's revenue was derived from sales in Asia.

     The market in which the Company operates is highly fragmented with a significant number of smaller companies making electronic connectors. Molex is currently the world's second-largest manufacturer of electronic connectors. Molex believes that its global presence and its ability to design and manufacture its products throughout the world and to service its customers globally is a key advantage for the Company. The Company's growth comes primarily from new products that it develops, often in collaboration with its customers.

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

      The Company expects that the marketplace environment will remain highly competitive. The Company's ability to execute its business strategy successfully will require that it meets a number of challenges, including its ability to accurately forecast sales demand and calibrate manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead, and attract, motivate and retain key personnel to manage its operational, financial and management information systems.


Results of Operations

Third Quarter Results

     Revenue

     Revenue was $612.8 million for the three months ended March 31, 2005, an increase of $43.6 million, or 7.7 percent, over last year's third quarter of $569.2 million. Included in revenue for the third quarter of fiscal 2005 are incremental sales of $18.6 million from the Cinch acquisition that was completed on April 2, 2004. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar also increased revenue by approximately $17 million over the prior year quarter. The Company estimates that the impact of price erosion reduced revenue by approximately $18 million in the third quarter of fiscal 2005, compared with last year's third quarter.

     Revenue derived from the sale of new products released by the Company within the last 36 months was $195 million, or 32 percent of revenue, in the third quarter ended March 31, 2005 compared with $142 million, or 25 percent of revenue, in the third quarter of fiscal 2004.

     Revenue for the third quarter of fiscal 2005 declined sequentially from the second quarter of fiscal 2005 by $39.0 million, primarily due to the lower sales of mobile phone products in the telecommunications market and products in the computer market. The Company estimates that revenues from these markets were down approximately $22 million and $10 million, respectively, due to a combination of model changeovers, slower production after a significant holiday ramp, and inventory adjustments by the Company's customers.

     In the Far East South region, customer revenue was $182.6 million, an increase of $30.7 million, or 20.2 percent, compared with $151.9 million in the prior year quarter. This region represents 30 percent of the Company's customer revenue. Foreign currency translation increased revenue in this region by approximately $3 million. The revenue growth in this region, compared with the third quarter of fiscal 2004, was driven by higher demand for mobile phone products in the telecommunications market and products in the computer market. This region,

particularly   in  China,  continues  to  benefit  from   business
transfers out of the Americas, Europe and Far East North regions, where manufacturing costs are generally higher.

     Customer revenue in the Americas region was $166.2 million, or 27 percent of the Company's customer revenue, down 8.5 percent from last year's third quarter revenue of $181.6 million. The decline primarily resulted from reductions in the computer and automotive markets when compared with the prior year quarter.

     Customer revenue in the Far East North region was $127.3 million, or 21 percent of the Company's customer revenue, an increase of $4.7 million, compared with $122.6 million in the prior year quarter. This improvement reflects favorable foreign currency translation of approximately $6 million.

     In Europe, customer revenue was $122.0 million, or 20 percent of the Company's customer revenue, up $22.6 million, or 22.8 percent, from last year's third quarter revenue of $99.4 million. The Company's Cinch acquisition added revenue of $18.6 million and foreign currency translation had a favorable impact of approximately $6 million. Excluding these items, revenue in Europe was down slightly from last year's third quarter.


     Gross Profit

     Gross  profit  was $211.4 million for the three months  ended
March 31, 2005, up $9.1 million, or 4.5 percent over the prior year quarter. Gross profit margin was 34.5 percent of net revenue, down from 35.5 percent in last year's third quarter. The Company was not able to fully offset the negative impact of price erosion disclosed above with the leverage on the higher sales volume. The gross profit margin for the third quarter of fiscal 2005 was also negatively impacted by higher raw material costs. The Company estimates that it paid approximately $4 million more for metal alloys (primarily copper), gold and plastic resins in the third quarter of fiscal 2005 compared with last year's third quarter. The Company has experienced some success in passing these cost increases to customers in its distribution sales channel. Sales through distributors represented approximately 20 percent of the Company's revenue in the three months ended March 31, 2005. However, any price increases in the remaining sales channels have not fully recovered the higher costs.

       In addition, the gross profit margin was also negatively impacted by the increased strength of the yen and euro relative to the U.S. dollar, as products manufactured by Molex in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. The Company estimates this effect to be approximately $2.5 million compared with the prior year third quarter.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $158.6 million for the three months ended March 31, 2005, as compared with $143.0 million in the prior year quarter. The Cinch acquisition added fixed expenses of approximately $4 million and the currency translation impact was approximately $4 million in the third quarter of fiscal 2005. The Company also incurred $2.5 million in higher legal and accounting costs arising from the previously announced resignation of the Company's former auditors and subsequent related events. As a percent of net revenue, selling, general and administrative expenses increased to 25.9 percent in the current quarter from 25.1 percent in last year's third quarter. Research and development expenditures for the three  months  ended  March 31, 2005 were $32.8  million,  or  5.4 percent of net revenue, up modestly from 5.3 percent of net revenue in the same period last year.


     Other Income

     Total other income was $8.5 million in the third quarter ended March 31, 2005, compared with $3.1 million in the prior year quarter. The current quarter included a $4.9 million pretax gain from additional consideration earned attributable to the previous sale of an investment in an affiliate.

     Effective Tax Rate

     The effective tax rate was 27 percent for the third quarter of fiscal 2005, the same rate as last year's third quarter.


     Net Income

     Net income for the three months ended March 31, 2005 was $44.8 million, down slightly from $45.5 million in last year's third quarter. Foreign currency translation increased net income by $1.3 million when compared with last year's third quarter. Earnings per share was $0.24 for the three months ended March 31, 2005 and 2004.


Nine-Month Results

     Revenue

     Revenue for the nine months ended March 31, 2005 was $1.905 billion, an increase of $290 million, or 18.0 percent, compared with $1.615 billion in the first nine months of fiscal 2004. The Cinch acquisition added revenue of $54 million to the current fiscal year results. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $51 million over the prior year period. The Company estimates that the impact of price erosion reduced revenue by approximately $59 million in the nine months ended March 31, 2005, compared with the same period last year.

     Revenue derived from the sale of new products released by the Company within the last 36 months was $576 million, or 30 percent of revenue, in the nine months ended March 31, 2005, compared with $408 million, or 25 percent of revenue, in the prior year period.

     Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region was $577.2 million in the first nine months of fiscal 2005, an increase of $129.7 million, or 29.0 percent, compared with the prior year period. Favorable foreign currency translation of approximately $6 million had a modest impact on revenue. The revenue growth in this region, which represents 30 percent of the Company's customer revenue, was driven by strong demand across the consumer products and computer markets, as well as the mobile phone sector of the telecommunications market.

     Customer revenue in the Americas region for the nine months ended March 31, 2005 was $513.7 million, up 2.6 percent from last year's revenue of $500.6 million, due to a slightly stronger demand for electronic connector products. This region represents 27 percent of the Company's customer revenue.

     Customer revenue in the Far East North region increased by $22.5 million to $392.7 million for the nine months ended March 31, 2005, compared with $370.2 million in the prior year period. Foreign currency translation contributed approximately $20 million to the revenue increase. This region represents 21 percent of the Company's customer revenue.

     In Europe, customer revenue for the nine months ended March 31, 2005 was $379.2 million, or 20 percent of the Company's customer revenue, an increase of $120.0 million from last year's revenue of $259.2 million. The Company's Cinch acquisition added revenue of $54.2 million for the first nine months of fiscal 2005. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue in Europe by approximately $23 million. The remaining revenue growth in this region was primarily driven by demand for mobile phones in the telecommunications market and products in the industrial market.

     Gross Profit

     Gross profit was $658.2 million for the nine months ended March 31, 2005, up $108.6 million, or 19.8 percent over the prior year period. Gross profit margin was 34.6 percent of net revenue, up from 34.0 percent in last year's first nine months. The improvement in gross profit margin was primarily due to leverage from the higher sales volumes. This volume improvement was partially offset by the price erosion mentioned earlier, higher raw material costs and a negative currency transaction impact.

         The Company estimates that it paid approximately $15 million more for metal alloys (primarily copper), gold and plastic resins in the first nine months of fiscal 2005 compared with the same period last year. Certain products manufactured by Molex in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. The gross profit margin has been negatively impacted as the yen and euro have strengthened relative to the U.S. dollar. The Company estimates this currency transaction impact to be approximately $7 million compared with the first nine months of fiscal 2004. See below under Planned Restructuring Actions for a discussion of the Company's planned manufacturing realignment program designed to reduce long-term costs and better optimize plant utilization.

     Also included in the results for the nine months ended March 31, 2005 is a charge of $7.3 million ($5.4 million after-tax) related to correction of prior years' errors. These errors related to the inadvertent omission of in-transit intercompany inventory in the Company's calculation of the profit-in-inventory elimination, correction of a prior year insurance accrual, correction of an inventory allowance, as well as a vacation accrual. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $467.6 million for the first nine months of fiscal 2005, as compared with $401.6 million in the prior year period. The Cinch acquisition added selling, general and administrative expenses of approximately $12 million and the currency translation impact was approximately $12 million for the first nine months of fiscal 2005. Research and development expenditures for the nine months ended March 31, 2005 were $100.7 million, or 5.3 percent of net revenue, compared with 5.2 percent of net revenue for the same period last year. As a percentage of net revenue, selling, general and administrative expenses decreased to 24.5 percent in this year's first nine months from 24.9 percent in the prior year period as a result of positive sales growth leverage on fixed expenses in the first half of the year. See below under Planned Restructuring Actions for a discussion on the Company's planned administrative cost reduction initiatives.

     Also included in the results is a charge of $0.1 million related to correction of errors in prior years. These errors related to the correction of a prior year receivable allowance, a bonus accrual, as well as a vacation accrual. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion.


     Other Income

     Total other income was $14.7 million for the nine months ended March 31, 2005, compared with $15.1 million in the prior year period. Fiscal 2005 results include one-time gains on the sale of affiliate stock and investments of $3.2 million. Fiscal 2004 results included a $10.4 million gain resulting from an IPO completed by an affiliate and the sale of stock of this affiliate, as well as a loss on investment of $4.9 million.


     Effective Tax Rate

     The effective tax rate was 27 percent for both the first nine months of fiscal 2005 and 2004.

     Net Income

     Net income for the nine months ended March 31, 2005 was $149.6 million, up 25.9 percent from $118.7 million in last year's first nine months. Foreign currency translation increased net income by approximately $4.3 million. Earnings per share was $0.78 for the first nine months of fiscal 2005 compared with $0.62 in the prior year period.


Backlog

     The Company's order backlog on March 31, 2005 was approximately $264.1 million, a slight increase of $0.9 million compared with $263.2 million as of March 31, 2004. Excluding the currency translation impact and the Cinch acquisition, backlog on March 31, 2005 declined by $8.2 million compared to the backlog on March 31, 2004.

     New orders for the third quarter of fiscal 2005 were $608.0 million, comparable with $606.2 million in last year's third quarter. Excluding the currency translation impact and the Cinch acquisition, orders for the third quarter were down $36.8 million from last year's third quarter.


Financial Condition and Liquidity

     The Company's long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management remains confident that the Company's liquidity and financial flexibility are adequate to support both current, as well as future growth. Molex has historically used external borrowings only when a clear financial advantage exists. At March 31, 2005, Molex had cash, cash equivalents and marketable securities of $447.2 million and long-term debt of $9.7 million.

     Cash provided from operating activities for the nine months ended March 31, 2005 was $272.6 million, up from $193.3 million in the prior year period. The increase in cash provided from operations was primarily driven by higher net income in the first nine months of fiscal 2005 and a reduction in working capital requirements as revenue growth moderated. Working capital, defined as Current Assets minus Current Liabilities, at March 31, 2005 was $909.1 million compared with $740.2 million at June 30, 2004.

     Cash used for investing activities was $156.6 million and $58.6 million for the nine months ended March 31, 2005 and 2004, respectively. Capital expenditures were $155.2 million in the current period, an increase of $21.0 million over the prior year's capital spending of $134.2 million. During the first quarter of fiscal 2005, the Company sold its investment in an affiliate and generated cash from this transaction of $14.1 million.

     Cash used for financing activities was $37.4 million in the first nine months of fiscal 2005 compared with $63.7 million in the prior year period. Cash was used primarily for the purchase of treasury stock and the payment of dividends. The Company's Board of Directors previously authorized the discretionary purchase of up to $100 million of Common Stock and/or Class A Common Stock during fiscal 2005. During the nine months ended March 31, 2005, the Company purchased 940,000 shares of Class A Common Stock at an aggregate cost of $23.6 million. On April 25, 2005 the Company's Board of Directors replaced this $100 million authorization with a new authorization of a discretionary purchase program that expires December 31, 2006 and increased the aggregate value of purchase to $250 million.

     Because Molex has a strong cash balance, cash flow and very little debt, the Company currently believes that share purchases are a good investment compared with investing cash in short-term money instruments or marketable securities, particularly with the current low interest rates. The Company also uses shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and the employee stock purchase plan.

     As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. The pace and size of any new business ventures or acquisitions the Company completes may impact its cash requirements.


Planned Restructuring Actions

     Molex's manufacturing footprint historically has been based on having a large number of relatively smaller facilities located close to its customer's worldwide operations. However, as our customers continue to concentrate more of their manufacturing in the Far East South region, and as worldwide supply chain integration and logistics have become more reliable, having multiple smaller facilities, especially in Europe and the Americas regions, is no longer cost advantageous. In addition, competitive pressures and customer pricing demands have compromised the Company's current gross margin objective of approximately 36 percent to 37 percent. For these reasons, it is necessary for the Company to continue to expand operations in the Far East South region while consolidating manufacturing in Europe and the Americas regions.

     Molex's selling, general and administrative expenses are currently 24 percent to 25 percent of revenue. To remain competitive the Company's goal is to reduce this, over time, to approximately 20 percent to 22 percent of revenue. The combination of the gross margin improvements and selling, general and administrative expense improvements will move the Company closer to its stated goal of consistently achieving a net income return of 10 percent of sales.

     On April 25, 2005 the Company announced that it plans to realign part of its manufacturing capacity in order to reduce costs and better optimize its plant utilization and to reduce its selling, general and administrative expenses. Molex expects to take an estimated pretax charge of $25 million to $30 million in the fiscal 2005 fourth quarter and an additional estimated pretax charge of $20 million to $30 million during fiscal 2006 in connection with this plan. The expected pre-tax charge for the fiscal 2005 fourth quarter includes estimated cash expenditures of $17 million to $20 million, which consists primarily of estimated severance and other employee-related costs. The expected pre-tax charge for fiscal 2006 includes estimated cash expenditures of $12 million to $15 million, which consists primarily of estimated severance and other employee-related costs.

     The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. The actual timing of the facility closures and related headcount reductions and the resulting charges and cash expenditures will be dependent upon a number of factors including the Company's efforts to achieve a phased and efficient transfer of production.

     The facility closures involve the Company's operations in the Americas and Europe regions. In the Americas region, the Company will close an industrial manufacturing facility in New England and cease manufacturing in its Detroit area automotive facility. The automotive development center also located in the Detroit area will continue in operation. Production from these facilities will be transferred to existing plants within the region. In Europe, the Company will close manufacturing facilities in Ireland and Portugal, and reduce the size of a development center in Germany. Production from these manufacturing facilities will be transferred to existing plants within the region. Included in the charge is an amount to expense certain product related tooling in the Far East South and Europe. Included in the restructuring charge will be costs to reduce the Company's selling, general and administrative costs in the Americas, Europe, and at the corporate office. The Company estimates that it will reduce headcount by approximately 1,200 people partially offset by additions at the facilities where production is being transferred.

     Implementation of this restructuring program will begin in the fiscal 2005 fourth quarter and will continue through fiscal 2006. Total savings from the planned restructuring actions have not yet been finalized.

Outlook


     The Company expects net revenue in the fourth fiscal quarter ending June 30, 2005 to be in a range of $625 million to $640 million. This estimate includes a sequential increase in both the telecommunications and computer markets, but not to the levels seen in the 2005 second fiscal quarter.

     Earnings per share, after the charge for the planned restructuring actions described above, are expected to be in a range of $0.13 to $0.15. The estimated reduction in earnings per share from the planned restructuring charge, assuming the mid-range, is expected to be $0.11.

     In addition, in May 2005 the Company will conduct its annual impairment review for goodwill, other intangibles and long-lived assets. Charges may be taken once the review is completed.

     Short-term market indicators for the Company are mixed. Orders have strengthened in March and early April, but lead times are short and it is difficult to forecast expected results. However, the Company believes it is well positioned for profitable growth from global market opportunities. Molex's competitive advantages include a strong balance sheet, its emphasis on growth via new products, and its ability to design, manufacture and service customers anywhere in the world. As one of the first in the industry to manufacture in the Far East, the Company has important customer relationships and significant technical resources making it a leader in this fast growing region of the world. Molex has four integrated design centers and 24 factories in the Far East. The Company currently has six factories in China, is completing additions to two, and finalizing plans to build a seventh.

     Due to the uncertainty of the foreign currency exchange markets, Molex cannot reasonably predict future trends related to foreign currency fluctuations. Foreign currency fluctuations have impacted the Company's results in the past and may impact results in the future.


Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and are typically identified by words or phases such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other similar expressions. Forward-looking statements include, among others, the Company's assessment of its cash position and cash flow and the discussion under "Planned Restructuring Actions" and "Outlook."

     These forward-looking statements are based on currently available information and involve certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those expected. These risks include the possibility that customer demand will decrease either temporarily or permanently, whether due to the Company's actions or the demand for the Company's products, and that the Company will not be able to respond through cost reductions in a timely and effective manner; price cutting, new product introductions and other actions by our competitors; fluctuations in the costs of raw materials that the Company is not able to pass through to customers either because of existing contracts or market factors; and the challenges attendant to plant closings and restructurings including the difficulty of predicting plant closing and relocation costs, the difficulty of commencing or increasing production at existing facilities, and the reactions of customers, governmental units, employees and other groups.

     Certain of these risks and uncertainties are set forth in this and other documents filed with the Securities and Exchange Commission and include, but are not limited to, changes in key personnel, economic conditions in various regions, product and price competition, raw material prices, foreign currency exchange rates, interest rates, changes in technology, patent issues, securities litigation and other litigation results, legal and regulatory developments, the effectiveness, timing and cost of our plant realignment and cost reduction efforts, and the implementation costs attendant to the internal control requirements of Section 404 of the Sarbanes-Oxley Act. Accordingly, Molex cannot guarantee future results, levels of activity, performance or achievements. Recognize these forward-looking statements for what they are and do not rely on them as facts. Molex undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.


Contractual Obligations and Commercial Commitments

     The Company has contractual obligations and commercial commitments as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commercial Commitments" of the Company's 2004 Annual Report on Form 10-K. In addition, the Company has obligations under open purchase orders and the long-term liabilities reflected in its consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in the Company's contractual obligations and commercial commitments since June 30, 2004 arising outside of the ordinary course of the Company's business.


Critical Accounting Policies

     The preparation of financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

     For information concerning the Company's critical accounting policies, see the discussion included under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.


Item  3.   Quantitative and Qualitative Disclosures  About  Market
Risk

     The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves and invoicing of customers in the same currency as the source of the products. Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were in use at March 31, 2005 and June 30, 2004.

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

     The Company's $123.4 million of marketable securities at March 31, 2005 are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company's exposure related to derivative instrument transactions is, in the aggregate, not material to the Company's financial position, results of operations or cash flows.

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

     Prior to the end of the period covered by this Form 10-Q, Molex reviewed certain accounting matters and practices in
connection   with  its  Sarbanes-Oxley  compliance  program.    As
previously disclosed, in its Form 10-Q for the second fiscal quarter and in its Form 10-Q/A for the first fiscal quarter filed with the Commission on March 21, 2005, as a result of its review, Molex's management identified errors in its reserve for accounts receivable, accrual for vacation pay and in the recording of the first quarter profit-in-inventory adjustment (as described in Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). Additionally, Molex determined that potential earn-out payments related to the sale of an investment should not have been classified as a contingent gain as previously recorded. The correction in the Company's reserve for accounts receivable resulted in a reduction of such reserve by approximately $4.1 million ($3.0 million after tax), which change had a positive impact on pre-tax income for the 2005 first fiscal quarter. The other corrections, which had a negative impact on pre-tax income for the 2005 first fiscal quarter, resulted in an increase in the Company's vacation accrual of approximately $5.5 million ($4.0 million after tax), the reversal of a contingent gain previously recorded in the 2005 first fiscal quarter of $1.9 million ($1.4 million after tax) on the sale of an investment that provides for potential earn-out payments, and an adjustment to the previously disclosed profit-in-inventory charge of $1.1 million ($0.8 million after tax). Subsequent to the discovery of these errors and prior to the end of the period covered by this Form 10-Q, Molex modified the design and operation of its internal control process to more frequently update factors considered in determining its accounts receivable reserve including formal reconciliation of earned versus accrued vacation pay as part of the its regular SFAS 5 review and implement a policy of strict adherence to SFAS 5 criteria for loss recognition of gains and losses. Molex also completed the modification to the software logic used to calculate slow and excess inventory reserves, which it began in the first fiscal quarter of 2005.

     Molex's management analyzed the materiality of the effect of these changes made during the period covered by the report, on Molex's internal control over financial reporting by considering the effect in light of the materiality standards provided by the relevant case law in accordance with guidance issued by the staff of the SEC. Management took into consideration that even well designed controls operating as designed cannot provide absolute assurance and that internal control over financial reporting has inherent limitations because the process is subject to human error resulting from lapses in judgment and breakdowns resulting from human failure. Management also considered Molex's response subsequent to discovery of the deficiencies, including the promptness with which the underlying deficiencies were brought to the attention of the Audit Committee and the scrutiny under which Molex's internal control environment was reviewed. Additionally, management considered the fact that substantially all of these deficiencies were identified by management and not by Molex's independent public accountant. Management also considered the materiality of the recorded adjustments on Molex's earnings trends and projected results of operations for fiscal year 2005.

      The requirements of the Sarbanes-Oxley Act that management and the Company's independent public accountant report on the effectiveness of the Company's internal controls over financial reporting apply to the Company as of its June 30, 2005 fiscal year end. In connection with its ongoing review of controls and procedures as part of its preparation for compliance with these requirements of the Sarbanes-Oxley Act, the Company has identified a number of deficiencies that it does not consider to be "material weaknesses" but which it nevertheless believes should be remedied and with respect to which remedial action has been and is being taken. The Company will continue to review, evaluate, document, test and refine its internal controls and procedures as it prepares for compliance with these requirements of the Sarbanes-Oxley Act.

     As a result of the foregoing considerations, management concluded that there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. The matters described above have been discussed with Molex's Audit Committee and independent public accountant.

                    PART II - Other Information


     Items 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


Item 1.  Legal Proceedings

     Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against Molex, and some or all of the following Molex officers and employees: J. Joseph King, Diane S.
Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel, Louis A. Hecht, Ronald L. Schubel and Martin P. Slark, in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et. al., Case No. 05C 1245; BDM, LLC v. Molex Incorporated, et. al., Case No. 05C 1372; James Baker v. Molex Incorporated, Et. Al., Case No. 05C 1467; Drywall Acoustic Lathing and Insulation Local 675 Pension Fund v. Molex Incorporated, et. al., Case No. 05C 1461; Jorgenson v. Molex Incorporated, et. al. Case No. 05C 1851; Quade
v. Molex Incorporated, et al., Case No. 05C 2301; and Lewis, et al. v. Molex Incorporated, et al., Case No. 05C 2399 (collectively, the "Shareholder Actions"). The first four of the Shareholder Actions listed above have been assigned to Judge Ruben Castillo for consolidated proceedings, and Molex anticipates that the remaining cases will be assigned to Judge Castillo in the future. The complaints in the Shareholder Actions generally allege, among other things, that during the period from April 15, 2004 (or July 27, 2004 in the case of the complaints filed by The Takara Trust, the Drywall Acoustic Lathing and Insulation Local 675 Pension Fund, Quade and Lewis) to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about Molex's business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder and Section 20(a) of the Exchange Act. The complaint filed by BDM, LLC also alleges that certain of the named defendants engaged in insider trading in violation of
Section 10(b) and Rule 10b-5. As relief, the complaints seek, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The complaint filed by BDM, LLC also seeks, as relief, an accounting of the proceeds received by certain of the named defendants from the sale of Molex stock during the period from April 15, 2004 to February 14, 2005 and the imposition of a constructive trust on such proceeds. Molex intends to vigorously contest the Shareholder Actions.


Item  2.   Unregistered  Sales of Equity  Securities  and  Use  of
Proceeds

     The following table contains information about purchases of equity securities by Molex during the fiscal quarter ended March
31, 2005:

                                          Total
                                        Number of
                                         Shares     Dollar Value
                    Total     Average   Purchased    of Shares
                  Number of    Price    as Part of  that May Yet
                   Shares     Paid Per   Publicly   Be Purchased
                  Purchased    Share     Announced    Under the
     Period          (1)        (1)       Plan         Plan (2)
     ------      -----------  -------   ---------    -----------
January 1 to          -         -           -        $76,385,357
January 31
February 1 to         -         -           -        $76,385,357
February 28
March 1 to          1,537      $23.25       -        $76,385,357
March 31

     Total          1,537      $23.25       -            (2)


  (1) Represents seven shares of Common Stock and 1,530 shares of Class A Common Stock transferred to the Company from an employee to pay the option exercise price in a stock-for-stock option exercise. The aggregate fair market value of the shares transferred totaled $35,737.

  (2) Subsequent to the end of the fiscal third quarter, Molex's Board of Directors authorized the purchase of Molex shares on a discretionary basis. The authorization allows the purchase of the Company's outstanding Common Stock and/or Class A Common Stock during the period ending December 31, 2006 up to an aggregate value of $250 million. This authorization replaced the Company's previous authorization to purchase shares up to an aggregate value of $100 million during the fiscal year ending June 30, 2005. As of April 30, 2005, the dollar value of shares that may yet be purchased under this plan was $250 million.


Item 6.  Exhibits

         Number    Description

           10
                    10.9 Form of Stock Option Agreement under the 2000 Molex Incorporated Incentive Stock Option Plan *

                    10.10  Form of Option/Stock Award Agreement
                    under the 2000 Molex Incorporated Long-Term
                    Stock Plan *

                    10.11 Form of memoranda with respect to bonus incentive arrangements *

                    10.12 Deferred Compensation Agreement between Molex Incorporated and F.A. Krehbiel *

                    10.13 Deferred Compensation Agreement between Molex Incorporated and J.H. Krehbiel, Jr. *

                    10.14  Summary of Non-Employee Director
                    Compensation *

                    10.15  Summary of Officer Relocation and
                    Expatriate assignment arrangements *

                    10.16  Summary of Arrangements with Certain
                    Executives  *

                    10.17  Summary of Employment Arrangement of
                    Molex Incorporated with Goro Tokuyama *

                    10.18  Employment offer letter from Molex
                    Incorporated to David D. Johnson *

                    * This exhibit is a management contract or compensatory plan or arrangement.

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


                                        MOLEX INCORPORATED
                                        _______________________
                                        (Registrant)



Date:  May 10, 2005                     /S/ ROBERT B. MAHONEY

                                        ________________________
                                        Robert B. Mahoney
                                        Executive Vice President and
                                        Chief Financial Officer




Date:  May 10, 2005                     /S/ LOUIS A. HECHT

                                        ___________________
                                        Louis A. Hecht
                                        Corporate Secretary and
                                        General Counsel




