Form 10-K
period 2005-06-30
MOLEX INC
filed 2005-09-12
CIK 67472

MOLEX FORM 10-K FY2005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
Commission File Number 0-7491

MOLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	36-2369491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 Wellington Court, Lisle, Illinois 60532
(Address of principal executive offices)
Registrant’s telephone number, including area code: (630) 969-4550

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.05
Class A Common Stock, Par Value $0.05

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On September 2, 2005, the following numbers of shares of the Company’s common stock were outstanding:
Common Stock	100,616,780
Class A Common Stock	87,494,778
Class B Common Stock	94,255

The aggregate market value of the voting and non-voting shares (based on the closing price of these shares on the National Association of Securities Dealers Automated Quotation System on December 31, 2004) held by non-affiliates was approximately $3.94 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 28, 2005 are incorporated by reference into Part III of this annual report on Form 10-K.

Molex Web Site

Molex Incorporated makes available through its Web site at www.molex.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Information relating to corporate governance at Molex, including its Code of Conduct, information concerning executive officers, directors and Board committees (including committee charters), and transactions in Molex securities by directors and officers, is available on or through the Company’s Web site at www.molex.com under the “Investors” caption.

Molex is not including the information on its Web site as a part of, or incorporating it by reference into, this annual report on Form 10-K.

PART I

Item 1. Business

Molex was incorporated in the state of Delaware in 1972 and originated from an enterprise established in 1938. As used herein the terms “Molex” or “Company” include Molex Incorporated and its subsidiaries.

Molex is the world’s second-largest manufacturer of electronic connectors in terms of revenue. Net revenue was $2.55 billion for the fiscal year ended June 30, 2005. The Company operated 58 manufacturing plants, located in 19 countries on five continents, and employed 27,525 people worldwide as of June 30, 2005.

Molex’s core business is the manufacture and sale of electromechanical components. Molex’s products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. The Company designs, manufactures and sells more than 100,000 products, including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products, and mechanical and electronic switches. Molex also provides manufacturing services to integrate specific components into a customer’s product.

The Connector Industry

The global connector industry is highly competitive and fragmented and is estimated to represent approximately $33.7 billion in revenue for the year ended June 30, 2005. The industry has grown at a compounded annual rate of 5-6% over the past 24 years and is expected to grow at a rate of 6-7% in calendar year 2005. Molex currently believes that its market share is approximately 8% of the worldwide market for electronic connectors.

The connector industry is characterized by rapid advances in technology and new product development. These advances have been substantially driven by the increased functionality of applications in which our products are used. Although many of the products in the connector market are mature products, some with 25-30 year life spans, there is also a constant demand for new product solutions.

Industry trends of particular relevance for the Company include:
•

Globalization. Synergistic opportunities exist for the industry to design, manufacture and sell electronic products in different countries around the world in an efficient and seamless process. For example, electronic products may be designed in Japan, manufactured in China, and sold in the United States.

•

Convergence of markets. Traditionally separate markets such as consumer electronics, data products and telecommunications are converging, resulting in single devices offering broad-based functionality.

•

Increasing electronics content. Consumer demand for advanced product features, convenience and connectivity is driving connector growth at rates faster than the growth rates of the underlying electronics markets.

•	Product size reduction. High-density, micro-miniature technologies are expanding to many markets leading to smaller devices and greater mobility.
•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines for the majority of their connector requirements.
•	Price erosion. As unit volumes grow, production experience is accumulated and costs decrease, and as a result, prices decline.

Markets and Products

The approximate percentage of the Company’s net revenue by market for fiscal 2005 is summarized below:

Markets	Percentage of Fiscal 2005 Net Revenue	Typical End Use Products Supported by Molex
Telecommunications	27%	Mobile phones and devices, networking equipment, switches and transmission equipment
Data Products	24%	Desktop and notebook computers, peripheral equipment, servers, storage, copiers, printers and scanners
Automotive	19%	Engine control units, body electronics, safety electronics, sensors, panel instrumentation and other automotive electronics
Consumer	18%	Digital electronics - CD and DVD players, cameras, plasma and LCD televisions, electronic games and major appliances
Industrial	9%	Factory automation, robotics, automated test equipment, vision systems and diagnostic equipment
Other	3%	Electronic and electrical devices for a variety of markets

Telecommunications - In the telecommunications market, the Company believes its key strengths include: high speed/optical signal product lines; backplane connector systems; power distribution product; micro-miniature connectors; global coordination; and complementary products such as keyboards and antennas.

For mobile phones, Molex provides micro-miniature connectors, SIM card sockets, keypads, electromechanical subassemblies and internal antennas and subsystems. An area of particular innovation is high-speed backplanes and cables for infrastructure equipment. For example, Molex’s Plateau HS Dock™ incorporates a new plated plastic technology to increase bandwidth, reduce crosstalk and control impedance in applications such as telecommunication routers.

Data Products - In the data market, the Company’s key strengths include: its high-speed signal product line; storage input/output (I/O) products; standards committee leadership; global coordination; low cost manufacturing; and strong relationships with OEMs, contract manufacturers and original design manufacturers.

Molex manufactures power, optical and signal connectors and cables for fast end-to-end data transfer, linking disk drives, controllers, servers, switches and storage enclosures. The Company’s ongoing involvement in industry committees contributes to the development of new standards for the connectors and cables that transport data. For example, Molex’s family of small form-factor pluggable products offers end-users both fiber optic and copper connectivity and more efficient storage area network management.

Molex holds a strong position with connectors used in servers, the segment of this market that accounts for the largest volume of connector purchases. The Company offers a large variety of products for power distribution, signal integrity, processor and memory applications. Molex is also the lead designer in the industry for storage devices. Molex’s Serial ATA product enables higher-speed communication between a computer’s disk drive and processor. In addition, the Company’s product portfolio includes virtually every interconnect for copiers, printers, scanners and projectors.

Automotive - In the automotive market the Company believes its strengths include: new product development expertise; focus on entertainment, safety and convenience features; technical skills; and integrated manufacturing capabilities.

The Company’s interconnects are in air bags and seatbelts, tire pressure monitoring systems and powertrain controls, windows and temperature controls. Today’s cars are mobile communication centers, complete with navigation tools and multimedia entertainment. Molex’s Media Oriented System Transport (MOST) connector system uses plastic optical fiber to transmit audio, video and data at high speeds in devices such as CD and DVD players.

Consumer - In the consumer market, the Company believes its key strengths include: optical and micro-miniature connector expertise; breadth of its high wattage (power) product line; cable and wire application equipment; and low cost manufacturing.

Molex designs and manufactures many of the world’s smallest connectors for home and portable audio, digital still and video cameras, DVD players and recorders, as well as devices that combine multiple functions. The Company’s super micro miniature products support customer needs for increased power, speed and functionality but with decreased weight and space requirements. Molex believes that it provides industry leadership with advanced interconnection products that help enhance the performance of video and still cameras, DVD players, portable music players, PDAs and hybrid devices that combine multiple capabilities into a single unit.

Molex is a leading connector source and preferred supplier to some of the world’s largest computer game makers and has won numerous projects that demonstrate its skill in designing innovative connectors. In addition, Molex provides products for video poker and slot machines. Pachinko machines, which are popular in Japan, use the Company’s compact 2.00mm pitch MicroClasp™ connector, which features an inner lock that helps on-site installers easily insert new game boards.

Industrial - In the industrial market, the Company believes its key strengths include: optical and micro miniature connector expertise; breadth of its power and signal product lines; distribution partnerships; and global presence.

This is a relatively new area of emphasis for the Company, further diversifying its customer mix. The Company’s high-performance cables, backplanes, power connectors and integrated products are found in products ranging from electronic weighing stations to industrial microscopes and vision systems. Advances in semiconductor technology require comparable advances in equipment to verify quality, function and performance. For this reason, Molex developed its Very High-Density Metric (VHDM) connector system to help assure signal integrity and overall reliability in high-speed applications such as chip testers.

In the factory automation market, Molex is building its base by expanding its line of compact robotic connectors and I/O connectors for servo motors, as well as identifying factory uses for the time-tested products it has developed for other industries.

Other - Medical electronics is a growing market for Molex connectors, switch and assembly products. Molex provides both connectors and custom integrated systems for diagnostic and therapeutic equipment used in hospitals including x-ray, magnetic resonance imaging (MRI) and dialysis machines. Military electronics is also an emerging market for Molex. The Company has found a range of electronic applications for its products in the commercial-off-the-shelf (COTS) segment of this market. Products originally developed for the computer, telecommunications and automotive markets can be used in an increasing number of military applications.

Business Objectives and Strategies

One of the Company’s primary business objectives is to develop or improve its leadership position in each of its core connector markets by increasing its overall position as a preferred supplier and its competitiveness on a global scale.

The Company believes that its success in achieving industry-leading revenue growth throughout its history is the result of the following key strengths:
•	Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials.
•	Strong intellectual property portfolio that underlies many key products.
•	High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations.
•	Strong technical collaboration with customers.
•	Extensive experience with the product development process.
•	Broad geographical presence in developed and developing markets.
•	Continuous effort to develop an efficient, low-cost manufacturing footprint.
•	A broad range of products both for specific applications and for general consumption.

Molex intends to serve its customers and achieve its objectives by continuing to do the following:
•

Concentrate on core markets. The Company focuses on markets where it has the expertise, qualifications and leadership position to sustain a competitive advantage. Molex has been an established supplier of interconnect solutions for more than 60 years. It is a principal supplier of connector components to the telecommunications, computer, consumer, automotive and industrial electronics markets.

•

Grow through the development and release of new products. Molex invests strategically in the tools and resources to develop and bring to market new products and to expand existing product lines. New products are essential to enable customers to advance their solutions and their market leadership positions. In fiscal 2005, the Company generated 30% of its revenue from new products, which are defined as those products released in the last 36 months.

•

Optimize manufacturing. The Company analyzes the design and manufacturing patterns of its customers along with its own supply chain economics to help ensure that its manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•

Leverage financial strength. Molex uses its expected cash flow from operations to invest aggressively in new product development, to align manufacturing capacity with customer requirements and to pursue productivity improvements. The Company invested 14.3% of net revenue in capital expenditures and research and development activities in fiscal 2005.

Competition

Molex competes with many companies in each of its product categories. These competitors include Amphenol Corporation, Framatome Connectors International, Hirose Electronic Co., Ltd, Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and Tyco International Ltd. as well as a significant number of smaller competitors. The identity and significance of competitors may change over time. Molex believes that the 10 largest connector suppliers (as measured by revenue) represent approximately 51% of the worldwide market in terms of revenue. Many of these companies offer products in some, but not all, of the markets and regions served by Molex.

The Company’s products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. Molex also competes on the basis of customer service. Molex’s ability to compete also depends on continually providing innovative new product solutions and worldwide support for its customers.

Customers, Demand Creation and Sales Channels

Molex sells products directly to OEMs, contract manufacturers and distributors. The Company’s customers include global companies such as Cisco, Dell, Ford, Hewlett Packard, IBM, Matsushita, Motorola, Nokia, Samsung, Siemens, Sony and Toyota. No customer accounted for more than 10% of net revenues in fiscal years 2005, 2004 or 2003.

Many of the Company’s customers operate in more than one geographic region of the world and Molex has developed a global footprint to service these customers. Molex is engaged in significant operations in foreign countries. The Company’s net revenue originating outside the U.S. based on shipping point to the customer was approximately 74% in fiscal 2005, 70% in fiscal 2004 and 66% in fiscal 2003.

In fiscal 2005, the share of net revenue from the different regions was approximately as follows:
•

51% of net revenue originated in Asia, with 30% from the Far East South region (China, Hong Kong, Indonesia, India, Malaysia, Philippines, Singapore, Taiwan and Thailand) and 21% from the Far East North region (Japan and Korea). Approximately 17% and 19% of revenue in fiscal 2005 was derived from operations in Japan and China, respectively.

•	27% of net revenue originated in the Americas (United States, Canada, Mexico and South America).
•	20% of net revenue originated in Europe.
•	2% of net revenue originated from operations that have not yet been assigned to a particular region.

Revenues from customers are generally attributed to countries based upon the location of the Molex sales office. Most of the Company’s sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors.

Molex sells its products primarily through its own sales organization with a presence in most major connector markets worldwide. To complement its own sales force, Molex works with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 20% of Molex’s total revenue in fiscal 2005.

Molex seeks to provide customers one-to-one service tailored to their business. The Company’s engineers work collaboratively with customers, often via an innovative online design system, to develop products for specific applications. Molex provides customers the benefit of state-of-the-art technology for engineering, design and prototyping – supported from 29 development centers in 16 countries. In addition, most customers have a single Molex customer service contact and a specific field salesperson to provide technical product and application expertise.

Molex’s sales force around the world has access to the Company’s customer relationship management database, which integrates with Molex’s global information system to provide 24/7 visibility on orders, pricing, contracts, shipping, inventory and customer programs. Molex offers a self-service environment for its customers through its Web site at www.molex.com, so that customers can access the Company’s entire product line, download drawings or 3D models, obtain price quotes, order samples and track delivery.

Information regarding the Company’s operations by geographical region appears in Note 23 of the Notes to Consolidated Financial Statements. A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

Molex remains committed to investing in world-class technology development, particularly in the design and manufacture of connectors and interconnect systems. The Company’s research and development activities are directed toward developing technology innovations, primarily high speed signal integrity, miniaturization, higher power delivery, optical signal delivery and sealed harsh environment connectors that Molex believes will deliver the next generation of products. Molex continues to invest in new manufacturing processes, as well as improve existing products and reduce costs. Molex believes that it is well positioned in the technology industry to help drive innovation and promote industry standards that will yield innovative and improved products for customers.

Molex incurred total research and development costs of $134 million in fiscal 2005, $119 million in fiscal 2004 and $117 million in fiscal 2003. The Company believes this investment, typically at 5% or more of net revenue, is among the highest level relative to the largest participants in the industry and helps it achieve a competitive advantage.

Molex strives to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Molex engineers are active in approximately 45 such committees, helping give the Company a voice in shaping the technologies of the future. In fiscal 2005, Molex commercialized approximately 384 new products and received 775 product patents.

Molex performs a majority of its design and development of connector products in the U.S. and Japan, but has additional product development capabilities in various locations, including China, Germany, India, Ireland, Korea, Malaysia and Singapore.

Manufacturing

Molex’s core manufacturing expertise includes molding, stamping, plating and assembly operations. The Company utilizes state of the art plastic injection molding machines and metal stamping and forming presses. Molex has created new processes to meet the ongoing challenge of manufacturing smaller and smaller connectors. The Company has also developed proprietary plated plastic technology, which provides excellent shielding performance while eliminating secondary manufacturing processes in applications such as mobile phone antennas.

The Company also has expertise in printed circuit card and harness assembly for its integrated products operations, which build devices that leverage Molex connector content. Because integrated products require labor-intensive assembly, each Molex region operates at least one low-cost manufacturing center, whether in China, India, Malaysia, Mexico, Poland, Slovakia or Thailand.

Molex continually looks for ways to reduce its manufacturing costs as it increases capacity, resulting in a trend of fewer but larger factories. The Company achieved economies of scale and higher capacity utilization while continuing to assure on time delivery. Molex has consolidated certain plants and expanded others, with the result that the average Molex factory is 25% larger and generally manufactures a wider range of products than five years ago.

Raw Materials

The principal raw materials that Molex purchases for the manufacture of its products include plastic resins for molding, metal alloys (primarily copper based) for stamping and gold and palladium salts for use in the plating process. The Company also purchases molded and stamped components and connector assemblies. Most materials and components used in the Company’s products are available from several sources. To achieve economies of scale, Molex concentrates purchases from a limited number of suppliers, and therefore in the short term may be dependent upon certain suppliers to meet performance and quality specifications and delivery schedules. Molex anticipates that its raw material expenditures as a percentage of sales may increase due to growth in Molex’s integrated products business and increases in certain commodity costs.

Backlog and Seasonality

The backlog of unfilled orders at June 30, 2005 was approximately $259.5 million, a 22% decline compared with backlog of $332.6 million at June 30, 2004. The decrease in backlog was partially attributable to an increase in distribution orders in June 2004 of approximately $36 million in advance of a price increase. In addition, during fiscal 2005 the Company provided additional vendor-managed inventory progress to customers. Under this method, the new order and shipment occur simultaneously and without impacting reported backlog. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.

Molex does not believe that aggregate worldwide sales reflect any significant degree of seasonality.

Employees

As of June 30, 2005, Molex employed 27,525 people worldwide. The Company believes it has been successful in attracting and retaining qualified personnel in highly competitive labor markets due to its competitive compensation and benefits as well as its rewarding work environment. Molex considers its relations with its employees to be strong.

Molex is committed to employee development and places a high priority on developing Molex leaders of the future through training at all levels. This includes on-the-job and online learning, as well as custom initiatives such as the Company’s two-year, in-house global management training program.

Acquisitions and Investments

Molex’s strategy to provide a broad range of connectors requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the connector industry and the specialized expertise required in different markets make it difficult for a single company to organically develop all of the required products. Thus, Molex makes selective acquisitions primarily to gain new products or greater access to markets.

Molex will seek to make future investments or acquisitions where it believes that it can stimulate the development of, or acquire, new technologies and products to further its strategic objectives and strengthen its existing businesses. However, the source for a significant majority of the Company’s growth has come from internally developed products and not acquisitions.

Intellectual Property

Intellectual property rights that apply to the Company’s various products and services include patents, trade secrets and trademarks. Molex maintains an active program to protect its investment in technology by attempting to ensure intellectual property rights protection for its products.

As of June 30, 2005, the Company owned 870 United States patents and had 252 patent applications on file with the U.S. Patent Office. The Company also owned 2,999 corresponding patents and had 1,584 patent applications on file in other countries. No assurance can be given that any patents will be issued on pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection.

Molex also protects certain details about its processes, products and strategies as trade secrets, keeping confidential the information that provides the Company with a competitive advantage. Molex has ongoing programs designed to maintain the confidentiality of such information.

The Company believes that its intellectual property is important but does not consider itself materially dependent upon any single patent or group of related patents.

Regulatory Compliance

Molex is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for its employees, contractors and the communities in which it does business. The Company has regional environmental, health and safety (EHS) policies and strict disciplines that are applied to its operations. Molex closely monitors the environmental laws and regulations in the countries in which it operates and believes it is in full compliance with federal, state and local regulations pertaining to environmental protection.

Many of Molex’s worldwide manufacturing sites are certified to the International Organization for Standardization (ISO) 14001 environmental management system standard, which requires that a broad range of environmental processes and policies be in place to minimize environmental impact, maintain compliance with environmental regulations and communicate effectively with interested stakeholders. Molex’s ISO 14001 environmental auditing program includes not only compliance components, but also modules on business risk, environmental excellence and management systems. Molex has internal processes that focus on minimizing and properly managing hazardous materials used in its facilities and products. The Company monitors regulatory and resource trends and sets company-wide short and long-term performance targets for key resources and emissions.

The manufacture, assembly and testing of Molex products are subject to a broad array of laws and regulations, including restrictions on the use of hazardous materials. Molex believes that its efforts to reduce the use of hazardous substances have positioned the Company well to meet environmental restrictions on product content throughout the world, such as the Restriction on Hazardous Substances (RoHS) directive in the European Union. The RoHS directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury and certain flame-retardants in electronics placed on the market after July 1, 2006.

Executive Officers

The following information relates to the executive officers of Molex who serve at the discretion of the Board of Directors and are customarily elected for one-year terms at the Regular Meeting of the Board of Directors held immediately following the Annual Stockholders’ Meeting. All of the executive officers named hold positions as officers and/or directors of one or more subsidiaries of the Company. For purposes of this disclosure, only the principal positions are set forth.

	Positions Held with Registrant		Year
Name	During the Last Five Years (a)	Age	Employed

Frederick A. Krehbiel (b)	Co-Chairman (1999-); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	64	1965	(c)

John H. Krehbiel, Jr. (b)	Co-Chairman (1999-); Co-Chief Executive Officer (1999-2001).	68	1959	(c)

Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-); President and Chief Operating Officer (2001-2005); Executive Vice President (1999-2001).	50	1976

Liam McCarthy	President and Chief Operating Officer (2005-); Regional Vice President of Operations, Europe (2000- 2005); Interim General Manager of Molex Ireland Ltd. (2002-2004).	49	1976

Robert B. Mahoney	Executive Vice President (2002-); Regional President, Far East South (2004-); Treasurer and Chief Financial Officer (1996-2004, 2005); Corporate Vice President (1996-2002).	52	1995

Ronald L. Schubel	Executive Vice President (2001-); Corporate Vice President (1982-2001); Regional President, Americas (1998-).	61	1981

James E. Fleischhacker	Executive Vice President (2001-); Corporate Vice President (1994-2001); Regional President, Far East South (1998-2001, 2003-2004).	61	1984

	Positions Held with Registrant		Year
Name	During the Last Five Years (a)	Age	Employed

David D. Johnson	Vice President, Treasurer and Chief Financial Officer (2005-); Vice President, Treasurer and Chief financial Officer, Sypris Solutions, Inc. (1998-2005).	49	2005

Katsumi Hirokawa	Vice President (2005-). Positions at Molex Japan Co., Ltd.: President (2002-); Executive Vice President- Sales (2002-2002); Senior Director-Sales (1996-2002).	58	1995

Graham C. Brock	Vice President (2005-) and Regional President, Europe (2005-); Regional Vice President - Sales & Marketing, Europe (2000-2005).	51	1976

Kathi M. Regas	Vice President (1994-).	49	1985

Louis A. Hecht	Corporate Secretary (1977-) and General Counsel (1975-).	61	1974

(a)			All positions are with Registrant unless otherwise stated.

(b)
John H. Krehbiel, Jr. and Frederick A. Krehbiel (the “Krehbiel Family”) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of the Registrant. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Registrant or each other.

(c)			Includes period employed by Registrant’s predecessor.

Code of Business Conduct

In accordance with Item 406 of Regulation S-K, Molex has adopted a Code of Business Conduct that incorporates its code of ethics applicable to all employees and officers, including the chief executive officer and chief financial officer, and including its independent directors, who are not employees of the Company, with regard to their Molex-related activities. The Code of Business Conduct incorporates the Company’s guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate Molex’s expectations of its employees that enable the Company to provide accurate and timely disclosure in filings with the Securities and Exchange Commission and other public communications. In addition, they incorporate Molex guidelines pertaining to topics such as environmental, health and safety compliance, diversity and non-discrimination, supplier expectations, privacy and business continuity.

The full text of Molex’s Code of Business Conduct is published on the Company’s investor relations Web site at www.molex.com.

Item 2. Properties

Molex owns and leases manufacturing, warehousing and office space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2006 through fiscal 2017. The leases in aggregate are not considered material to the financial position of the Company. The total square footage of these facilities at June 30, 2005 is presented below:
Owned	Leased	Total
6,874,932	693,830	7,568,762

Molex believes that its buildings, machinery and equipment have been well maintained and are adequate for its current needs. A listing of principal manufacturing facilities is presented below:

Australia	Italy	Singapore
Melton, Victoria	Padova	Jurong Town

Brazil	Japan	Slovakia
Manaus (2)	Kagoshima (3)	Kechnec
São Paulo	Okayama	Liptovsky Hradok
Shizuoka
China (P.R.C.)	Tochigi	Taiwan
Dongguan (2)	Yamato	Taipei
Shanghai
Dalian (3)	Malaysia	Thailand
	Perai, Penang	Bangpakong
France
Villemur	Mexico	United States
	Guadalajara	Pinellas Park, Florida
Germany	Nogales	St. Petersburg, Florida
Ettlingen		Downers Grove, Illinois (2)
	Poland	Gilford, New Hampshire
India	Tczew	Lincoln, Nebraska (3)
Bangalore (2)	Sulecin	Naperville, Illinois (2)
Gandhinagar	Torzym	Mooresville, Indiana
Noida		Maumelle, Arkansas (2)
Pune	Portugal	Auburn Hills, Michigan (2)
Santo Tirso
Ireland
Millstreet	Republic of Korea
Shannon (2)	Ansan City (2)
Gwang-Ju

Item 3. Legal Proceedings

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against Molex, and certain Molex officers and employees. The shareholder actions have been consolidated before Judge Ruben Castillo in a case pending in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et. al., Case No. 05C 1245. The Consolidated Amended Complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about Molex’s business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder and Section 20(a) of the Exchange Act. The complaint also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5.

As relief, the complaint seeks, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The individual defendants named in the Consolidated Amended Complaint are: J. Joseph King, Diane S. Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel, Ronald L. Schubel and Martin P. Slark. On July 6, 2005 the Court appointed City of Pontiac Group as lead plaintiff, and approved City of Pontiac Group’s choice of lead counsel. On September 6, 2005, the Court denied the plaintiffs motion to permit limited discovery. Molex intends to vigorously contest the Shareholder Actions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex is traded on the National Market System of the NASDAQ in the United States and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock.

The number of stockholders of record at September 2, 2005 was 2,702 for Common Stock and 7,907 for Class A Common Stock.

The following table presents quarterly stock prices for the years ended June 30:

		2005			2004			2003

		Low	—	High	Low	—	High	Low	—	High

Common Stock	1st	$27.55		$31.39	$26.14		$31.10	$22.85		$33.75
	2nd	27.57		31.31	28.70		35.12	19.43		29.62
	3rd	24.62		29.13	28.48		36.10	19.98		25.50
	4th	24.47		28.15	27.72		33.24	21.15		29.36

Class A Common Stock	1st	23.55		26.82	21.72		26.69	19.79		28.94
	2nd	24.33		27.46	24.36		29.67	17.95		26.12
	3rd	22.48		25.99	24.44		30.36	17.02		22.12
	4th	21.75		25.08	23.72		28.55	18.01		25.73

The following table presents quarterly dividends per common share for the years ended June 30:

			Class A
	Common Stock		Common Stock

	2005	2004	2005	2004

Quarter ended:
September 30	$0.0375	$0.0250	$0.0375	$0.0250
December 31	0.0375	0.0250	0.0375	0.0250
March 31	0.0375	0.0250	0.0375	0.0250
June 30	0.0375	0.0250	0.0375	0.0250

Total	$0.1500	$0.1000	$0.1500	$0.1000

Cash dividends on common stock have been paid every year since 1977. On July 28, 2005, the Board of Directors of Molex increased the regular quarterly cash dividend to $0.05 per share.

On April 25, 2005, Molex’s Board of Directors authorized purchases of the Company’s outstanding Common Stock and Class A Common Stock during the period ending December 31, 2006 up to an aggregate value of $250 million on a discretionary basis. This authorization replaced the Company’s previous authorization to purchase shares up to an aggregate value of $100 million during the fiscal year ending June 30, 2005. As of June 30, 2005, the dollar value of shares that may yet be purchased under the new plan was $215 million.

The following table contains information about purchases of Molex equity securities by the Company pursuant to the current authorization during the quarter ended June 30, 2005:

						Total Number of	Dollar Value of
			Total Number		Average Price	Shares Purchased	Shares that May Yet
			of Shares		Paid Per	as part of Publicly	Be Purchased Under
Period:			Purchased		Share	Announced Plan	the Plan

April 1	to	April 30	-		-	-	$ 250,000,000
May 1	to	May 31	1,265,000		$ 23.63	1,265,000	$ 220,104,151
June 1	to	June 30	198,280	(1)	$ 24.75	190,000	$ 215,397,970

Total			1,463,280		$ 23.78	1,455,000	$ 215,397,970

(1) During the quarter, 8,280 shares of Class A Common Stock were transferred to the Company from certain employees to pay withholding taxes on the vesting of restricted stock. The aggregate market value of the shares transferred totaled $201 thousand.

Descriptions of the Company’s Common Stock appear under the caption “Description of the Three Different Classes of Stock” in the Company’s 2005 Proxy Statement and in Note 20 of the “Notes to Consolidated Financial Statements.”

Item 6. Selected Financial Data

Molex Incorporated
Ten-Year Financial Highlights Summary
(in thousands, except per share data)

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

Operations:
Net revenue	$2,548,652	$2,246,715	$1,843,098	$1,711,497	$2,365,549	$2,217,096	$1,711,649	$1,622,975	$1,539,712	$1,382,673
Gross profit	873,344	776,746	607,700	536,551	859,610	853,892	668,125	670,266	640,895	562,731
Income from operations	197,346	221,183	102,258	101,148	283,754	314,989	221,145	263,179	251,278	216,277
Income before
income taxes	216,887	239,892	110,042	93,221	291,416	323,694	230,214	274,823	262,369	228,953
Income taxes	62,463	63,571	24,762	16,684	87,424	100,810	52,363	92,490	95,581	83,300
Net income (1) (2)	154,434	175,950	84,918	76,479	203,919	222,454	178,029	182,243	166,716	145,586
Earnings per share: (3)
Basic	0.82	0.93	0.44	0.39	1.04	1.13	0.92	0.93	0.85	0.74
Diluted	0.81	0.92	0.44	0.39	1.03	1.12	0.91	0.92	0.84	0.74
Net income - percent
of net revenue	6.1%	7.8%	4.6%	4.5%	8.6%	10.0%	10.4%	11.2%	10.8%	10.5%

Financial Position
Current assets	1,374,063	1,168,644	962,113	915,343	891,865	1,023,009	881,338	867,791	873,614	734,589
Current liabilities	469,504	428,464	356,148	359,593	374,106	475,449	342,441	336,275	342,026	275,182
Working capital (4)	904,559	740,180	605,965	555,750	517,759	547,560	538,897	531,516	531,588	459,407
Current ratio (5)	2.9	2.7	2.7	2.5	2.4	2.2	2.6	2.6	2.6	2.7
Property, plant and
equipment, net	984,237	1,022,378	1,007,948	1,067,590	1,092,567	980,775	809,602	676,161	665,468	613,125
Total assets	2,727,672	2,572,346	2,329,870	2,253,920	2,213,627	2,247,106	1,902,012	1,639,634	1,636,931	1,460,999
Long-term debt	8,043	10,243	13,137	14,223	19,351	21,593	20,148	5,566	7,350	7,450
Capital leases	1,932	3,796	3,731	3,626	6,114	-	-	-	-	-
Stockholders’ equity	2,168,264	2,065,994	1,896,568	1,827,652	1,765,640	1,705,804	1,500,537	1,261,570	1,235,912	1,131,271
Return on beginning
stockholders’ equity (6)	7.5%	9.3%	4.6%	4.3%	12.0%	14.8%	14.1%	14.7%	14.7%	13.1%
Dividends per share (3)	0.15	0.10	0.10	0.10	0.10	0.09	0.05	0.05	0.04	0.03
Average common
shares outstanding: (3)
Basic	188,646	190,207	191,873	194,327	195,471	196,060	194,340	195,750	196,389	196,768
Duluted	190,572	192,186	193,229	195,986	197,633	198,208	195,631	197,971	198,349	198,819

(1)
Fiscal 2005 results include a restructuring charge of $27.9 million ($21.6 million after-tax) and a charge for asset impairment of $25.2 million ($24.3 million after-tax). Fiscal 2003 results include a restructuring charge of $35.0 million ($24.8 million after-tax). Fiscal 2002 results include a restructuring charge of $24.2 million ($18.8 million after-tax. Fiscal 2001 results include a restructuring charge of $30.8 million ($21.4 million after-tax). See Notes 7 and 9 of the “Notes to Consolidated Financial Statements” for a discussion of the Company’s restructuring costs and other charges and credits to income.

(2)	Fiscal 2005 results include the correction of prior years’ errors. See Note 4 of the “Notes to Consolidated Financial Statements.”

(3)	Restated for the following stock dividends: 25%–January 2000; 25%–November 1997; 25%–February 1997; 25%–August 1995.

(4)	Working capital is defined as current assets minus current liabilities.

(5)	Current ratio is defined as current assets divided by current liabilities.

(6)
Return on beginning stockholders’ equity is defined as the current year net income divided by the beginning stockholder’s equity. The prior year–end stockholders’ equity is the same as the beginning stockholders’ equity for the current year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Molex’s core business is the manufacture and sale of electromechanical components. Molex’s products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. The Company designs, manufactures and sells more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches. Molex also provides manufacturing services to integrate specific components into a customer’s product.

Molex connectors, interconnecting devices and assemblies are used principally in the telecommunications, computer, consumer products, automotive and industrial markets. The Company’s products are used in a wide range of applications including desktop and notebook computers, computer peripheral equipment, mobile phones, digital electronics such as cameras and plasma televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.

Net revenues by market can fluctuate based on various factors including new technologies within the industry, composition of customers and new products or model changes introduced by Molex or its customers. The approximate percentage of net revenue by market for fiscal 2005, 2004 and 2003 is outlined below. Certain changes have been made to previously reported 2004 and 2003 information to conform to the Company’s current classification of customers into its market definitions.

	% of Net Revenue

Markets:	2005	2004	2003

Telecommunications	27%	23%	21%
Data Products	24	26	27
Automotive	19	17	19
Consumer	18	21	21
Industrial	9	10	9
Other	3	3	3

Total	100%	100%	100%

Molex believes that its sales mix is balanced, with growth prospects in a number of markets. During the last two years, the Company has experienced higher growth rates in the telecommunications market, which includes mobile phones, networking and transmission equipment and slower growth in automotive and consumer products.

Molex sells its products directly to OEMs and to their subcontractors and suppliers and, to a lesser extent, through distributors throughout the world. Molex engineers work collaboratively with customers to develop products that meet their specific needs. The Company’s connector products are designed to help manufacturers assemble their own products more efficiently. Molex’s electronic components help enable manufacturers to break down their production into sub-assemblies that can be built on different production lines, in different factories or by subcontractors. The Company’s connectors allow these sub-assemblies to be readily plugged together before selling the end product to a customer. Molex connectors also enable users to connect together related electronic items, such as mobile phones to battery chargers and computers to printers. Many Molex customers are multi-national corporations that manufacture their products in multiple operations in several countries.

Molex services its customers through its global manufacturing footprint. As of June 30, 2005, the Company operated 58 manufacturing plants, located in 19 countries on five continents. Manufacturing in many sectors has continued to move from the United States and Western Europe to lower cost regions. In addition, reduced trade barriers, lower freight cost and improved supply chain logistics have reduced the need for duplicate regional manufacturing capabilities. For these reasons, Molex’s strategy has been to consolidate multiple plants of modest size in favor of operating fewer, larger and more integrated facilities in strategic locations around the world. In April 2005, Molex announced a plan to realign part of its manufacturing capacity that is expected to result in the closing of seven plants in five countries. Molex operates its business in four geographic regions. In 2005, 51% of the Company’s revenue was derived from sales in Asia. Economic growth in Asia, particularly in China, is anticipated to be greater than in the Americas and Europe. The Company’s management believes that it has positioned the business to benefit from this trend. Approximately 40% of Molex’s manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico.

The market in which the Company operates is highly fragmented with a limited number of large companies and a significant number of smaller companies making electronic connectors. Molex is currently the world’s second-largest manufacturer of electronic connectors. Molex believes that its global presence and its ability to design and manufacture its products throughout the world and to service its customers globally is a key advantage for the Company. The Company’s growth has come primarily from new products that it develops, often in collaboration with its customers.

Financial Highlights

Net revenue for fiscal 2005 of $2.55 billion increased 13.4% over fiscal 2004 net revenue of $2.25 billion. Net revenue in local currencies increased 10.2%. Net income for the year of $154.4 million decreased $21.6 million from $176.0 million reported in the prior year. This year’s net income included a restructuring charge of $27.9 million ($21.6 million after-tax), a goodwill impairment charge of $22.9 million ($22.9 million after-tax) and an asset impairment charge of $2.3 million ($1.4 million after-tax).

On April 25, 2005, the Company announced a plan to realign part of its manufacturing capacity in order to reduce costs and better optimize plant utilization and to reduce selling, general and administrative expenses. Molex recorded a pre-tax charge of $27.9 million in the fiscal 2005 fourth quarter and is anticipating an additional estimated pre-tax charge of $15 million to $25 million during fiscal 2006 in connection with this plan. Cash expenditures through June 30, 2005 in connection with the restructuring were $3.8 million, consisting primarily of severance and other employee-related costs. Implementation of this restructuring program began in the fiscal 2005 fourth quarter and is expected to continue through fiscal 2006.

During the fiscal 2005 fourth quarter in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual impairment review and recorded a non-cash goodwill impairment charge of $22.9 million related to the adjustment of the carrying value of the Company’s Molex Premise Networks (MPN) business unit.

The Company also recorded in the fiscal 2005 fourth quarter an asset impairment charge of $2.3 million to reflect the expected sale price, less costs of disposition, of a U.S. property that is held for sale. This building was previously used for manufacturing and warehousing of fiber optic products that were consolidated into other facilities.

In connection with the resignation of its former auditor, responses to SEC comment inquiries, and internal investigations authorized by the Company’s Audit Committee, the Company estimates that legal, accounting and other costs during fiscal 2005 increased by approximately $9.9 million.

These results do not include any impact related to the expensing of stock options according to SFAS No. 123(R), “Share-Based Payment.” If the Company had applied SFAS No. 123(R) to its results for the year ended June 30, 2005, net income would have been reduced by approximately $10 million. The Company has adopted SFAS No. 123(R) in fiscal 2006 as required by that standard.

Outlook

Molex believes that the outlook of the global markets remains favorable. During fiscal 2006, Molex will continue to focus on delivering additional profit leverage and increasing its market share. The Company expects net revenue growth of 5% to 8% during fiscal 2006. The Company estimates that net revenue for the fiscal year ending June 30, 2006 will be in a range of $2.675 billion to $2.750 billion.

The Company anticipates that its growth in fiscal 2006 will be led by the Far East North and Far East South regions, while business in the Americas and Europe is expected to increase modestly. The Company expects strong demand for digital consumer products, including high definition televisions and digital audio players, hand-held devices and data storage products. In the industrial and distribution markets, the Company expects solid growth, and in the telecom infrastructure and automotive markets, the Company expects growth to be below the average for the overall connector market. Molex also expects to continue to increase sales in the medical and commercial military markets.

Based on these net revenue expectations, earnings per share for the fiscal year ending June 30, 2006, including a pre-tax restructuring charge expected to be between $15.0 million and $25.0 million, are estimated to be in a range of $1.07 to $1.12. The reduction in earnings per share from the restructuring charge is estimated to be in the range of $0.06 to $0.09. In addition, the earnings per share estimate includes the adoption of SFAS No. 123(R) requiring the expensing of stock option costs. This non-cash accounting charge is expected to negatively impact fiscal 2006 earnings per share by approximately $0.05.

Management currently expects the effective tax rate to decrease to approximately 28.5% for fiscal 2006 compared with 28.8% in 2005.

The Company’s current restructuring activities are expected to be substantially completed during fiscal 2006. However, the actual timing of the facility closures and related headcount reductions remain dependent upon a number of factors, including the Company’s efforts to achieve a phased and efficient transfer of production and obtaining customer approvals particularly in the automotive market. Molex expects that the pre-tax savings from these restructuring activities will be in the range of $10 million to $15 million for fiscal 2006. These savings are after transition costs to be incurred in relocating manufacturing assets, and the costs of increased direct labor headcount at the facilities where production is being transferred. In total, Molex expects to terminate approximately 1,400 employees globally, and to add back approximately 800 employees, for a net reduction of approximately 600 employees. The cost savings are expected to be heavily weighted toward the end of fiscal 2006, by which time the plant relocations should be substantially completed. As a result, the expected cost benefit in fiscal 2007 is substantially greater than in fiscal 2006. The estimated full-year impact for fiscal 2007 of these savings is expected to be in the range of $32 million to $40 million. The timing of the cash expenditures associated with these charges does not necessarily correspond to the fiscal period in which the accounting charge is taken.

The Company estimates capital spending in fiscal 2006 to be in a range of $220 million to $240 million, primarily for investment in production assets including molds, dies and assembly equipment, and for the planned expansion in lower cost locations such as China and Poland. The only significant planned new plant location is a seventh manufacturing facility in China, to be located in the southwest region.

Molex’s continued success is dependent on technological advancement, including developing strategic products for specific markets. Research and development spending in fiscal 2006 is estimated to be in a range of $145 million to $155 million, almost entirely for new product development.

Critical Accounting Estimates

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the critical accounting estimates communicated below with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures herein.

Molex’s significant accounting policies are summarized in Note 2 of the “Notes to Consolidated Financial Statements.” Noted here are a number of policies that require significant judgments or estimates.

Revenue Recognition

Molex’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition,” as issued by the Securities and Exchange Commission (the Commission) and other applicable guidance.

The Company recognizes revenue upon shipment of product and transfer of ownership to the customer. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. The Company assesses whether an amount due from a customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. The impact of judgments and estimates on revenue recognition is minimal. A reserve for estimated returns is established at the time of sale based on historical return experience to cover returns of defective product and is recorded as a reduction of revenue.

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The Company has net deferred tax assets of $143.5 million at June 30, 2005.

The Company has operations in several countries around the world that are subject to income and other similar taxes in these countries. The estimation of the income tax amounts to be recorded by the Company involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how foreign taxes may affect domestic taxes. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

The Company periodically assesses the carrying value of its deferred tax assets based upon its ability to generate sufficient future taxable income in certain tax jurisdictions. If the Company determines that it will not be able to realize all or part of its deferred tax assets in the future, a valuation allowance is established in the period such determination is made. The Company has determined that it is unlikely that it will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. A valuation allowance of $5.6 million was recorded in fiscal 2005 to offset the recording of a deferred tax asset of $5.6 million related to certain European net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $28.7 million at June 30, 2005.

It is the Company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The Company establishes the accruals based upon management’s assessment of probable contingencies. At June 30, 2005, the Company believes it has appropriately accrued for probable contingencies. To the extent the Company was to prevail in matters for which accruals have been established or be required to pay amounts in excess of accruals, the Company’s effective tax rate in a given financial statement period could be affected.

Inventory

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market value. FIFO inventories recorded in the Company’s consolidated balance sheet are adjusted for an allowance covering inventories determined to be slow-moving or excess. The allowance for slow-moving and excess inventories is maintained at an amount management considers appropriate based on factors such as historical usage of the product, open sales orders and future sales forecasts. If Molex’s sales forecast for specific products is greater than actual demand and the Company fails to reduce manufacturing output accordingly, it could be required to write down additional inventory, which would have a negative impact on gross margin and operating results. Such factors require judgment, and changes in any of these factors could result in changes to this allowance.

Pension Plans

The costs and obligations of the Company’s defined benefit pension plans are dependent on actuarial assumptions. Three critical assumptions used, which impact the net periodic pension expense (income) and two of which impact the benefit obligation, are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The Company has typically used the market rate for AA/Aa rated corporate bonds for this assumption. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. The Company has estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.

The effects of the indicated increase and decrease in selected assumptions for the Company’s pension plans as of June 30, 2005, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease)		Increase (Decrease)
	in PBO		in Pension Expense

	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Discount rate change:
Increase 50 basis points	$(4,334)	$(9,729)	$(338)	$(345)
Decrease 50 basis points	3,974	8,447	356	372
Expected rate of return change:
Increase 100 basis points	N/A	N/A	$(340)	$(305)
Decrease 100 basis points	N/A	N/A	340	305

Other Postretirement Benefits

The Company has retiree health care plans that cover the majority of its U.S. employees. There are no significant postretirement health care benefit plans outside of the U.S. The health care cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation (APBO) and retiree health care benefit expense. A 100 basis-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	2005	2004	2003

Effect on total service and interest cost:
Increase 100 basis points	$1,073	$714	$407
Decrease 100 basis points	(908)	(600)	(317)
Effect on APBO:
Increase 100 basis points	$8,655	$6,277	$5,942
Decrease 100 basis points	(7,325)	(5,279)	(4,654)

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company performs an annual goodwill impairment analysis as of May 31st, or earlier if indicators of potential impairment exist. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. Molex’s impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Components are defined as operations for which discrete financial information is available and reviewed by segment management.

The fair value of a reporting unit is estimated using a discounted cash flow model for the evaluation of impairment. The expected future cash flows are based on management’s estimates and are determined by looking at numerous factors including projected economic conditions and customer demand, revenue and margins, changes in competition, operating costs and new products introduced. In determining fair value, the Company makes certain judgments. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge.

Although management believes its assumptions in determining the projected cash flows are reasonable, changes in those estimates could affect the evaluation.

Restructuring Costs

Molex has recorded charges in connection with restructuring its business. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognizes a liability for restructuring costs at fair value when the liability is incurred. The main components of Molex’s restructuring plans are related to workforce reductions and the closure and consolidation of excess facilities. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments, but under certain circumstances may be recognized over a number of accounting periods. Plans to consolidate excess facilities result in charges for lease termination fees, future commitments to pay lease charges, net of estimated future sublease income, and adjustments to the fair value of buildings and equipment to be sold. Charges for the consolidation of excess facilities are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment.

If the amounts and timing of cash flows from restructuring activities are significantly different from Company estimates, the future amount of restructuring charges could be different than those projected.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets, other than goodwill and trade names, including property and equipment, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the Company’s use of the asset, changes in historical or projected operating performance, and significant negative economic trends.

Results of Operations

Year Ended June 30, 2005 Compared with Year Ended June 30, 2004

			Year Over	Year Over
	Years Ended		Year	Year	Results as %
	June 30,		$ Change	% Change	of Net Revenue

(in thousands)			Favorable	Favorable
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004

Net revenue	$2,548,652	$2,246,715	$301,937	13.4%	100.0%	100.0%
Cost of sales	1,675,308	1,469,969	(205,339)	(14.0)	65.7	65.4

Gross profit	873,344	776,746	96,598	12.4	34.3	34.6

Selling, general & administrative	622,954	555,563	(67,391)	(12.1)	24.5	24.7
Restructuring costs	27,875	-	(27,875)	(100.0)	1.1	-
Goodwill and asset impairments	25,169	-	(25,169)	(100.0)	1.0	-

Income from operations	197,346	221,183	(23,837)	(10.8)	7.7	9.9

Other (income) expense, net	(19,541)	(18,709)	832	4.4	0.8	0.8
Income before income taxes	216,887	239,892	(23,005)	(9.6)	8.5	10.7
Income taxes & minority interest	62,453	63,942	1,489	2.3	2.4	2.9

Net income	$154,434	$175,950	$(21,516)	(12.2)%	6.1%	7.8%

Net revenue

The acquisition of French-based Connecteurs Cinch S.A. and its subsidiaries (Cinch) completed in April, 2004, added $30.2 million of incremental revenue for fiscal 2005. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $72.1 million over the prior year period. The Company estimates that the impact of price erosion reduced revenue by approximately $88 million for fiscal 2005, compared with the prior year. The balance of the revenue increase came primarily from unit volume increases with existing customers and existing products, and sales of new products. Revenue derived from the sale of new products released by the Company within the last 36 months was $764 million, or 30% of total revenue, in the current year, compared with $563 million, or 25% of revenue, for the prior year.

The following table sets forth information on the Company’s net revenue by geographic regions for the periods indicated:

			Year Over	Year Over
	Years Ended		Year	Year	Results as %
	June 30,		$ Change	% Change	of Net Revenue

(in thousands)			Favorable	Favorable
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004

Americas	$701,470	$686,129	$15,341	2.2%	27.5%	30.5%
Far East North	523,717	499,348	24,369	4.9	20.5	22.2
Far East South	769,218	623,619	145,599	23.3	30.2	27.8
Europe	504,453	385,051	119,402	31.0	19.8	17.1
Corp. and Other	49,794	52,568	(2,774)	(5.3)	2.0	2.4

Total	$2,548,652	$2,246,715	$301,937	13.4%	100.0%	100.0%

Americas Region - North and South America

Customer revenue in the Americas region for fiscal 2005 increased 2.2% from the prior year, due to a slightly stronger demand for electronic connector products, particularly in high performance products, including cable assemblies for the high-end server market in supercomputer applications. The Company has also seen some recovery in the telecommunications market, resulting in demand for cable harnesses in that area.

Modest sales growth reflects the accelerated movement offshore of OEMs and contract manufacturers. Although management believes that most of the related revenue remained within Molex, it contributed to sales in other regions and reduced the Americas results. The revenue loss was partially offset with an increase in distribution sales, industrial sales and new product sales.

Integrated product sales grew at a faster rate than connector products, with the most significant increase from high performance cables and fiber optics products for computer and industrial market applications, as well as for the telecommunications market, which has finally stabilized.

Far East North Region - Japan and Korea

Customer revenue in the Far East North region in fiscal 2005 increased 4.9% from the prior year in U.S. dollars and remained steady in local currencies. Foreign currency translation contributed approximately $24 million to the revenue increase. A robust business environment in Japan, a recovering economy in Korea and a steady flow of new products stimulated sales. New products generated 35% of fiscal 2005 revenue.

The most significant growth in fiscal 2005 for Japan came from advanced digital home entertainment products such as digital still cameras and portable audio players and from consumer electronics products such as game machines and plasma display panels for flat screen TVs. Growth also came from hard disk drives and printers for the computer market.

During the year, the region further capitalized on its ability to design more compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market. The region is developing new connectors for third generation (3G) phones, which in Japan include such high-speed capabilities as TV and camera functionality. As more global phone makers move to 3G technology, Molex believes the region is well positioned to grow.

Revenue to the industrial market increased, largely due to servo motor demand and customer investment in new semiconductor equipment. Automotive design wins in Japan were offset by decreased demand from Korean automakers due to Korea’s sluggish economy. In Korea, modest strength in the electronics industry and the overall connector market was offset by reduced sales of personal computers.

Revenue from integrated products grew at a faster rate than connector products in fiscal 2005. To counter pricing pressure, most integrated products are manufactured in Molex’s plant in Dalian, China, which underwent a 60% capacity expansion in fiscal 2005.

Far East South Region - Singapore, Malaysia, China, Thailand, Taiwan and India

Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region increased 23.3% in fiscal 2005 in U.S. dollars, 22.0% in local currencies, compared with the prior year. This region is now the Company’s largest and fastest growing segment. Favorable foreign currency translation of approximately $8 million had a modest impact on revenue. The revenue growth in this region, which represents 30% of the Company’s customer revenue, was driven by strong demand across the consumer products and computer markets, as well as the mobile phone sector of the telecommunications market.

The Company’s sales in China increased by 23% as a result of customer demand supported by increased production capacity. The biggest drivers of this growth were American, European and Japanese companies moving their design and production to China and greater penetration of Taiwanese multinational accounts. Molex experienced strong demand in the mobile phone, notebook and desktop computer, consumer electronics and automotive markets.

Products used in mobile phones constitute nearly one-third of Far East South sales. Consumer electronics is another important market for the region. During the year, new products were introduced to keep pace with the ongoing migration from analog to digital technology. The region is coordinating opportunities with its Molex counterparts in Japan to have these products designed in the Far East North and produced in China.

In the data, networking and computing arena, the Company shifted its focus from telecommunications infrastructure equipment to the far stronger server market. The region also grew in its traditional niche of personal computers and notebooks.

The automotive business in the Far East South region, although still in its early stages, is accelerating. The Company’s product pipeline grew to five times the 2004 level. The Big 3 (Daimler Chrysler, Ford and General Motors) and their suppliers moving to China want local design, procurement and production, which the region can provide. The Company plans to open a new plant in summer 2007 in Chengdu, considered the Detroit of China. The new plant is expected to be Molex’s largest worldwide and manufacture products for the automotive industry and for other industries as well. To offer customers a complete solution, the region maintains a balance between high precision, high technology manufacturing in Singapore and commoditized capability in China.

European Region

Customer revenue in Europe for fiscal 2005 increased 31.0% from the prior year in U.S. dollars and 22.0% in local currencies. The Company’s Cinch automotive acquisition, which occurred during the fourth fiscal quarter of 2004, accounted for $30.2 million of the $119.4 million in growth. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue in Europe by approximately $35 million. The remaining revenue growth in this region was primarily driven by demand for mobile phones in the telecommunications market and products in the industrial market.

The European connector market has been growing, albeit at a single-digit pace. The region is focused on the strongest markets that Molex believes are most likely to stay in Europe. These include connectors and integrated products for industrial, medical and automotive applications. Integrated products now account for approximately 25% of the region’s revenue.

During the year, the region won projects from customers engaged in land- and marine-based oil exploration, as well as manufacturers requiring Molex products for industrial controls, testing equipment and power management. The region also increased its business with Nokia, the only major mobile phone company still producing in Europe.

Management believes that the trend for European automakers, at least for the next five years, will be locally based and will rely on local distribution. Molex believes the region is in a good position to fulfill this need with a broad connector product offering and a robust new product pipeline.

Key initiatives in the region include improving capacity utilization, shifting more manufacturing to the region’s Eastern European locations, and using Six Sigma methodology to eliminate waste and enhance quality. Additionally, Molex is ahead of schedule with introducing lead-free products and expects that it will deliver well in advance of the European compliance deadline.

Gross Profit

Gross profit was $873.3 million for the year, up $96.6 million, or 12.4% over the prior year period. Gross profit margin was 34.3% of net revenue, down from 34.6% in the prior year. The Company was not able to fully offset the negative impact of price erosion discussed earlier with the leverage on the higher sales volume. The gross profit margin was also negatively impacted by higher raw material costs. The Company estimates that it paid approximately $17 million more for metal alloys (primarily copper), gold and plastic resins in the current year compared with the same period last year. Although Molex implemented offsetting price increases to its distribution sales channel, it has not been as successful with the majority of its business. Molex’s client mix skews toward large global customers and industries that make raising prices more difficult. Certain products manufactured by Molex in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. The gross profit margin was negatively impacted as the yen and euro strengthened relative to the U.S. dollar. The Company estimates this currency transaction impact to be approximately $6.5 million compared with the prior year.

Also included in the results for the year ended June 30, 2005 are corrections of errors that reduced gross profit by $7.9 million. See Note 4 to the “Notes to Consolidated Financial Statements” for further discussion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $623.0 million for the year, compared with $555.6 million in the prior year. As a percentage of net revenue, selling, general and administrative expenses were 24.5% this year, down slightly from 24.7% in the prior year. The Cinch acquisition added incremental selling, general and administrative expenses of approximately $16.0 million as compared with the prior year. The currency translation impact further increased selling, general and administrative expenses by approximately $16.9 million. Also, in connection with the resignation of its former auditor, responses to SEC comment inquiries, and internal investigations authorized by the Company’s Audit Committee, the Company estimates that legal, accounting and other costs during fiscal 2005 increased by approximately $9.9 million. Research and development expenditures for the year increased $14.6 million to $133.6 million, or 5.2% of net revenue, compared with 5.3% of net revenue last year.

Research and development expenditures in fiscal 2005 contributed to the release of approximately 384 new products during the year. In fiscal 2005, 30% of net revenue was derived from the sale of products released by the Company within the last three years. Molex continued its long-term commitment to reinvesting its profits in new product design and tooling to maintain and enhance the Company’s competitive position. The Company was granted 775 new patents during the year, an increase of 36% over the prior year.

Also included in the results for the year ended June 30, 2005 are corrections of errors that increased selling, general and administrative expense by $1.5 million. See Note 4 to the “Notes to Consolidated Financial Statements” for further discussion.

Restructuring Costs

Molex recorded a pre-tax restructuring charge of $27.9 million in the fourth quarter of fiscal 2005 in order to reduce costs, better optimize plant utilization and reduce selling, general and administrative expenses. The restructuring includes facility closures that impact the Company’s operations in the Americas and European regions. In the Americas region, the Company will close an industrial manufacturing facility in New England and cease manufacturing in its Detroit area automotive facility. The automotive development center also located in the Detroit area will continue in operation. Production from these facilities will be transferred to existing plants within the region. In Europe, the Company will close certain manufacturing facilities in Ireland, Portugal and Slovakia, and reduce the size of a development center in Germany. Production from these manufacturing facilities will be transferred to existing plants within the region. The Company estimates that it will reduce headcount by approximately 1,400 employees initially and then add back 800 employees at the facilities where production is being transferred, for a net reduction of 600 employees.

The pre-tax charge for the fiscal 2005 fourth quarter included cash expenditures of $3.8 million, which consisted primarily of severance and other employee-related costs. The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. The actual timing of the facility closures and related headcount reductions and the resulting charges and cash expenditures will be dependent upon a number of factors including the Company’s efforts to achieve a phased and efficient transfer of production. Implementation of this restructuring program is expected to continue through fiscal 2006 for which the Company is anticipating an additional estimated pre-tax charge of $15 million to $25 million during fiscal 2006. Approximately 60% of the additional charges are expected to impact the Americas region with the remainder impacting Europe. For additional information concerning the status of the Company’s restructuring programs see Note 7 of the “Notes to Consolidated Financial Statements.”

Goodwill and Other Asset Impairments

The Company also recorded a pre-tax non-cash goodwill impairment charge of $22.9 million. During 2005, the Company completed its annual impairment review for goodwill. Indicators of impairment were found in the Molex Premise Network (MPN) reporting unit. The MPN business, consisting of products primarily sold into the structured cabling market for data communications had not performed as management had expected. Slower growth in MPN’s markets served and slower-than-expected customer acceptance of its products in the structured cabling business, as well as a delay in the transition to next-generation data communication networks, had a negative impact on MPN’s operating results. These factors resulted in lower growth expectations for the reporting unit, which resulted in the goodwill impairment charge. For additional discussion on goodwill and the impairment charge, see Note 12 of the “Notes to Consolidated Financial Statements.”

Additionally, the Company recorded a pre-tax asset impairment charge of $2.3 million related to the expected sale of a U.S. based facility that was previously used for manufacturing and warehousing of fiber optic products that have now been consolidated into other facilities.

Other Income

Total other income was $19.5 million for fiscal 2005, compared with $18.7 million in the prior year. Fiscal 2004 results included a $10.4 million gain resulting from an IPO completed by an affiliate and the sale of stock of this affiliate, as well as a loss on investment of $5.0 million.

Interest income, net of interest expense, was $6.4 million for fiscal 2005 compared with $3.7 million in the prior year period due to both higher cash balances held in the current year as well as higher interest rates.

Effective Tax Rate

The effective tax rate was 28.8% for fiscal 2005 compared with 26.5% in fiscal 2004. The increase in the effective tax rate from the prior year reflects the charge for the goodwill impairment the Company recognized in fiscal 2005 and an increase in the valuation allowance for losses incurred for which no tax benefit could be recorded. These items were offset to some extent by the favorable resolution of various tax matters with tax authorities as well as the correction of accruals for income tax exposures and other income tax adjustments (see Note 4 to the “Notes to Consolidated Financial Statements”). The Company also reflected a tax benefit related to the recording of state deferred taxes in fiscal 2005.

Net Income

Net income for the year was $154.4 million, down 12.2% from $176.0 million reported in fiscal 2004. Fiscal 2005 net income included after-tax charges of $21.6 million for restructuring costs, $22.9 million for goodwill impairment and $1.4 million for other asset impairments. Foreign currency translation increased net income by approximately $4.1 million. Diluted earnings per share were $0.81 for fiscal 2005 compared with $0.92 for fiscal 2004.

Comprehensive income includes all non-stockholder changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The increase in comprehensive income for fiscal 2005 was primarily due to favorable foreign currency translation adjustments resulting from the weaker U.S. dollar versus the yen and euro.

Backlog

The Company’s order backlog on June 30, 2005 was approximately $259.5 million, a decline of $73.1 million compared with $332.6 million at June 30, 2004. The decrease in backlog was partially attributable to an increase in distribution bookings in June 2004 of approximately $36 million placed in advance of a price increase. In addition, during fiscal 2005 the Company provided vendor-managed inventory programs to customers. Under this method, the new order and shipment occur simultaneously and without impacting reported backlog. New orders for fiscal 2005 were $2,489.8 million, compared with $2,366.0 million last year.

Year Ended June 30, 2004 Compared with Year Ended June 30, 2003

			Year Over	Year Over
	Years Ended		Year	Year	Results as %
	June 30,		$ Change	% Change	of Net Revenue

(in thousands)			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003

Net revenue	$2,246,715	$1,843,098	$403,617	21.9%	100.0%	100.0%
Cost of sales	1,469,969	1,235,398	(234,571)	(19.0)	65.4	67.0

Gross profit	776,746	607,700	169,046	27.8	34.6	33.0

Selling, general & administrative	555,563	470,415	(85,148)	(18.1)	24.7	25.5
Restructuring costs	-	35,027	35,027	100.0	-	2.0

Income from operations	221,183	102,258	118,925	116.3	9.9	5.5

Other (income) expense, net	(18,709)	(7,784)	10,925	140.4	0.8	0.5
Income before income taxes	239,892	110,042	129,850	118.0	10.7	6.0
Income taxes & minority interest	63,942	25,124	(38,818)	(154.5)	2.9	1.4

Net income	$175,950	$84,918	$91,032	107.2%	7.8%	4.6%

Revenue

Revenue was $2.25 billion for the fiscal year ended June 30, 2004, an increase of 21.9%, compared with $1.84 billion last year. The strengthening of certain foreign currencies, principally the euro and yen, compared with the U.S. dollar increased revenue by approximately $89 million in fiscal 2004.

The following table sets forth information on the Company’s net revenue by geographic regions for the periods indicated:

			Year Over	Year Over
	Years Ended		Year	Year	Results as %
	June 30,		$ Change	% Change	of Net Revenue

(in thousands)			Favorable	Favorable
	2004	2004	(Unfavorable)	(Unfavorable)	2004	2003

Americas	$686,129	$641,197	$44,932	7.0%	30.5%	34.8%
Far East North	499,348	407,821	91,527	22.4	22.2	22.1
Far East South	623,619	458,819	164,800	35.9	27.8	24.9
Europe	385,051	291,043	94,008	32.3	17.1	15.8
Corp. and Other	52,568	44,218	8,350	18.9	2.4	2.4

Total	$2,246,715	$1,843,098	$403,617	21.9%	100.0%	100.0%

Americas Region - North and South America

Customer revenue was $686.1 million in fiscal 2004, an increase of 7% compared with fiscal 2003 revenue of $641.2 million, with the growth occurring during the second half of the fiscal year. The revenue growth in this region was due to a broad improvement across all markets led by a recovering economy and strong consumer confidence in the U.S.

Far East North - Japan and Korea

Customer revenue grew 22.4% to $499.3 million in fiscal 2004 compared with revenue of $407.8 million in fiscal 2003. Foreign currency translation contributed approximately $33 million to this increase. Demand was especially strong for advanced digital home entertainment products such as digital still cameras, camcorders and flat screen and plasma TVs, as well as for high-end mobile phones. Revenue also improved in the industrial market, especially for semiconductor inspection equipment and industrial automation.

Far East South Region - Singapore, Malaysia, China, Thailand, Taiwan and India

Customer revenue for fiscal 2004 was $623.6 million, an increase of $164.8 million or 35.9%, compared with the prior year. The biggest drivers of this growth were American, European and Japanese companies moving production to China and strong demand in the consumer electronics, mobile phone, notebook and desktop computer markets.

European Region

In Europe, customer revenue in fiscal 2004 was $385.1 million, an increase of 32.3%, as compared with $291.0 million in fiscal 2003. During the fourth fiscal quarter, the Company purchased the assets and business of Cinch, which added revenues of $20.5 million during fiscal 2004. Foreign currency translation, led by the strong euro, also increased customer revenues by approximately $44.5 million.

Gross Profit

Gross profit was $776.7 million for fiscal 2004. The increase in gross profit was primarily due to leverage from the higher sales volumes. The realized savings from the prior year’s restructuring program also contributed to the improvement. Offsetting these improvements, the Company estimates that it paid approximately $10 million more in fiscal 2004 for metal strip and gold purchases.

During fiscal 2004, the Company realized savings of approximately $16 million related to the fiscal 2003 restructuring actions of which approximately 75% is reflected in fiscal 2004 cost of sales. For additional information concerning the status of the Company’s restructuring programs, see Note 7 of the “Notes to Consolidated Financial Statements.”

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $555.6 million. Foreign currency translation increased selling, general and administrative expenses by approximately $23 million.

Research and development expenditures were $119.0 million, or 5.3% of net revenue, during fiscal 2004, compared with $117.0 million, or 6.3% of net revenue, in the prior year. During fiscal 2004, the Company adopted a more narrow definition of research and development. This change had the effect of reducing reported research and development spending in fiscal 2004 by approximately $18 million compared with the prior year.

Research and development expenditures in fiscal 2004 contributed to the release of 415 new products during the year. In fiscal 2004, 25.1% of net revenue was derived from the sale of products released by the Company within the last three years. Molex continued its long-term commitment to reinvesting its profits in new product design and tooling to maintain and enhance the Company’s competitive position. The Company was granted 568 new patents during the year.

Other Income

Other (income) expense for fiscal 2004 included a pre-tax gain of $10.4 million from the sale of stock of an affiliate and an equity gain resulting from an IPO completed by the affiliate. Molex retains a 20% ownership in this affiliate. In addition, the Company recorded a pre-tax charge of $5.0 million to exit other investments in start-up technologies.

Interest income, net of interest expense of $2.2 million, was $3.7 million for fiscal 2004 compared with $8.2 million, net of interest expense of $2.9 million, in the prior year period. The prior year included an interest benefit of approximately $3.0 million from the favorable closure of tax audits in several U.S. jurisdictions.

Effective Tax Rate

The effective income tax rate was 26.5% for fiscal 2004 compared with 22.5% in fiscal 2003. The increase in the effective tax rate from the prior year is primarily the result of an increase in the Company’s pre-tax earnings from higher rate jurisdictions.

Net Income

Net income rose to $176.0 million during fiscal 2004. Favorable foreign currency translation contributed $4.7 million to net income. Fiscal 2003 net income included an after-tax charge of $28.6 million for restructuring costs and the write-down of certain investments. Diluted earnings per share was $0.92 for fiscal 2004 compared with $0.44 for fiscal 2003.

Comprehensive income includes all non-stockholder changes in equity and consists of net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. The increase in comprehensive income for fiscal 2004 was primarily due to net income and favorable foreign currency translation adjustments resulting from the weaker U.S. dollar versus the yen and euro.

Financial Condition and Liquidity

Molex’s financial position remains strong and the Company continues to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $497.6 million and $338.7 million at June 30, 2005 and 2004, respectively. The Company’s long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions. Management believes that the Company’s liquidity and financial flexibility are adequate to support both current and future growth. Molex has historically used external borrowings only when a clear financial advantage exists. Long-term debt and obligations under capital leases at June 30, 2005 totaled $10.0 million. The Company has available lines of credit totaling $122.0 million at June 30, 2005.

Cash Flows

Below is a table setting forth the key lines of the Company’s Consolidated Statements of Cash Flows (in thousands):
	2005	2004	2003

Cash provided from operating activities	$430,835	$292,031	$304,872
Cash used for investing activities	(286,232)	(158,358)	(249,225)
Cash used for financing activities	(75,689)	(86,108)	(92,331)
Effect of exchange rate changes on cash	6,411	7,890	2,183

Net increase (decrease) in cash	$75,325	$55,455	$(34,501)

Operating Activities

Cash provided from operating activities increased by $138.8 million from fiscal 2004 due mainly to steady working capital levels and higher cash earnings when compared with the prior year. Although customer revenue was higher during fiscal 2005, accounts receivable balances increased moderately. The Company also increased inventory levels in fiscal 2005 to support the higher volume, although this increase was partially offset by higher accounts payable balances. Working capital, defined as current assets minus current liabilities, at June 30, 2005 was $904.6 million compared with $740.2 million at June 30, 2004.

Investing Activities

Cash used for investing activities increased by $127.9 million primarily due to higher capital expenditures and an increase in the level of investment in marketable securities during fiscal 2005. During the first quarter of fiscal 2005, the Company sold its investment in an affiliate and generated cash from this transaction of $14.1 million.

Financing Activities

Cash was used primarily for the payment of dividends and the purchase of treasury stock. The Company purchased 2,395,000 shares of Common and Class A Common Stock during fiscal 2005 at an aggregate cost of $58.2 million and 2,740,000 shares during fiscal 2004 at an aggregate cost of $70.2 million.

The Company’s Board of Directors previously authorized the discretionary purchase of up to $100.0 million of Common Stock and/or Class A Common Stock during fiscal 2005. On April 25, 2005, the Company’s Board of Directors replaced this $100 million authorization with a new authorization of a discretionary purchase program that expires December 31, 2006 and increased the aggregate value of any future purchases to $250 million.

Molex has a strong cash balance and cash flow and very little debt. The Company believes at this time that share repurchases are a good investment as compared with investing its cash in short-term money instruments or marketable securities, particularly with the current low interest rates. The Company also uses shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and the Employee Stock Purchase Plan.

As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. The timing and size of any new business ventures or acquisitions the Company completes may impact its cash requirements.

Contractual Obligations and Commercial Commitments

The following table summarizes Molex’s significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on liquidity and cash flows in future periods.
		Less Than	1 - 3	3 - 5	More Than
(in thousands)	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$24,232	$9,650	$6,523	$2,928	$5,131
Capital lease obligations	5,452	2,971	2,391	90	-
Other long-term liabilities	9,920	156	1,812	546	7,406
Purchase obligations	2,350	-	2,350	-	-
Debt obligations	11,079	3,036	2,087	5,368	588

Total (1)	$53,033	$15,813	$15,163	$8,932	$13,125

(1) Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below.

Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on Molex and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Molex’s purchase orders are based on current manufacturing needs and are fulfilled by vendors within short time horizons. In addition, some purchase orders represent authorizations to purchase rather than binding agreements. With the exception of one purchase obligation for raw materials included in the table above, the Company does not generally have significant agreements for the purchase of raw materials or other goods specifying minimum quantities and set prices that exceed expected requirements for three months. Agreements for outsourced services generally contain clauses allowing for cancellation without significant penalty, and are therefore not included in the table above.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to a company, or engages in leasing, hedging, or research and development services within a company.

Molex does not have exposure to any off-balance sheet arrangements with the exception of certain operating leases. See Note 18 to the Notes to Consolidated Financial Statements for further discussion on the Company’s lease arrangements.

The Company does not have any unconsolidated special purpose entities.

Forward-looking Statements

This Annual Report on Form 10-K, including the information incorporated by reference herein and the exhibits hereto, may include “forward-looking” statements. Forward-looking statements broadly involve the Company’s current expectations or forecasts of future results. The Company’s forward-looking statements generally relate to growth strategies, industry trends, financial results, cost reduction initiatives, manufacturing strategies, product development, regulatory approvals, competitive strengths, the scope of Molex’s Intellectual property rights, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. Any statements that are not historical facts, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements.

Forward-looking statements speak only as of the date made and the Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Commission, especially on Forms 10-K, 10-Q and 8-K in which Molex discusses in more detail various important factors that could cause actual results to differ from expected or historical results. The Company intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements, and is including this sentence for the express purpose of enabling it to use the protections of the safe harbor with respect to all forward-looking statements.

Risk Factors

It is not possible to foresee or identify all factors that may affect the Company’s prospects or forward-looking statements and any list of such factors cannot be an exhaustive list of all risks, uncertainties or potentially inaccurate assumptions affecting such prospects or forward-looking statements.

Consider carefully these factors as well as any factors discussed with specific forward-looking statements in this annual report and in the Company’s other filings with the Commission. In some cases, these factors have affected, and in the future (together with other unknown factors) may affect, the Company’s ability to implement its business strategy and could cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

The Company’s ability to achieve results consistent with its current expectations or otherwise depends significantly on certain factors that may cause actual future results to differ materially from expectations. Risk factors that could influence the Company’s prospects, performance and financial condition generally include a number of factors that might be within or outside the influence of management. Factors that could affect the Company’s performance and condition include the following:

•
Competitive Factors:     pricing pressures, both in the U.S. and abroad; development of new products by existing and future competitors having superior performance compared to the Company’s existing and future products; technological advances, patents, and registrations obtained by existing and future competitors, which could make the Company’s existing products or products under development obsolete, unmarketable or uncompetitive; existing and future competitors may have more engineering, manufacturing, marketing, financial and personnel resources available to them, may have better access to such resources, may be better able to attract and retain highly qualified personnel resources, and may have lower manufacturing costs. The Company can give no assurances that it will be able to compete successfully against existing or future competitors and such competitive factors could lead to price cuts, reduced gross margins and loss of market share.

•
Available Market Opportunities:     the timing, size, and nature of strategic initiatives, market opportunities, and research and technology platforms available to the Company; the Company may be unsuccessful in identifying and consummating acquisitions and other business development initiatives, which could impede its growth and ability to remain competitive.

•
Industry Consolidation:     the trend of consolidation in the connector industry as well as among customers, resulting in more significant, complex, and long-term contracts than in the past, and potentially greater pricing pressures and the possible strengthening of competitors through industry consolidation.

•
Industry Changes:     the electronics industry is characterized by rapid technological advancement, requiring the Company to have the ability to anticipate and react effectively to the changing electronics environment, including the enhancement of existing products and the successful development and introduction of new products that are accepted in markets in which the Company operates. However, the Company will not be able to predict with certainty technological trends or new products in the market and will not be able to predict whether its products and services will meet with market acceptance or be profitable, and therefore, the Company may not be able to compete successfully.

•
Cyclical Industry and Demand of Customers:     cyclical patterns of the connector industry and customer industries; decline or lack of growth of customers industries, customer demand of Molex’s products, and the capital investment patterns and financial capabilities of customers could have an adverse effect on the Company’s business.

•
Manufacturing and Distribution Challenges:     achievement of manufacturing efficiencies and quality objectives, including gross margin benefits from manufacturing process and supply chain programs; efficiently and consistently manufacturing quality products; successfully managing the relationships with suppliers and distributors; and effectively managing inventory mix and inventory levels.

•
Cost and Availability of Raw Materials and Supplies:     volatility in the prices of plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components, and connector assemblies could increase the costs of the Company’s products reducing gross margins or demand for its products.

•
Restructuring Implementation:     ability to successfully transition manufacturing operations to low labor cost locations in response to industry changes and successfully complete the plant restructuring actions, including the transition of production to Molex’s other facilities; the Company’s ability to successfully complete these ongoing efforts and to generate the level of cost savings expected and/or that are necessary to effectively compete.

•
Acquisition Integration:     efficient integration of acquired businesses and achieved planned cost synergies and profit expectations, difficulties that could disrupt the Company’s ongoing business, distract management and the workforce, increase the Company’s expenses and adversely affect operating results.

•
Product Development:     maintain research and development expenditures, successfully forecast long-term market trends and successfully complete prototypes to develop and obtain customer approval for products on a timely basis. Such development expenditures often must be made before knowing whether the resulting new products will meet with market acceptance or result in revenue and the Company may focus resources on technologies that do not become widely accepted and are not commercially viable. In addition, new products may contain defects or errors that are detected only after deployment.

•
Demand for Employees:     competition for key personnel in various of the Company’s product and geographic markets is intense and future success depends in large part on the continued ability to hire, assimilate and retain key employees, including qualified engineers and other highly skilled personnel needed to compete and develop successful new products. The Company may not be as successful as competitors at recruiting, assimilating and retaining highly skilled personnel.

•
Intellectual Property and Contract Rights:     the failure or inability to obtain, limitations on the use of, or the loss of patent and other intellectual property rights; enforcing contract rights and/or unauthorized third party use of the Company’s intellectual property rights, technologies and products, which in foreign countries may be difficult to police where the laws may not protect intellectual property rights to the same extent as the laws of the U.S. or other countries.

•
Financial Management:     management of financial assets, including having adequate internal controls and effective cash management and leveraging various tax planning opportunities to achieve the expected effective tax rate.

•
Additional Impairment Charges:     pursuant to GAAP, periodically assessing goodwill, intangibles and other long-lived assets to determine if they are impaired; disruptions to the Company’s or customer’s business, protracted economic weakness and unexpected significant declines in operating results, which may result in additional charges to goodwill and other asset impairment, possibly reducing operating results, net worth and stockholders’ equity.

•
Government Action:     the imposition of additional or different regulatory requirements, such as manufacturing and labeling, safety requirements, recall of products, new laws and judicial decisions related to the marketing and distribution of products, the impact of more vigorous compliance and enforcement activities, the impact of regulatory reviews for state, local and international tax, customs and export controls and changes in the tax and environmental laws affecting the Company’s business.

•
Legal Disputes:     intellectual property rights claims, product liability claims, claims asserting securities law violations, employee claims, derivative stockholder actions, claims asserting antitrust violations, and environmental matters, as well as the significant expenses incurred in defending such claims and the damages that may be collected by plaintiffs pursuant to any such successful claims.

•
Customers and Suppliers:     unforeseen interruptions with the Company’s largest customers, suppliers and distributors resulting from, but not limited to strikes, financial instabilities, computer malfunctions or inventory excesses; the Company’s ability to obtain timely and adequate delivery of materials, parts and components from suppliers and internal manufacturing capacity.

•
General Economic Conditions:     international and domestic business conditions including the relationships between the U.S., Chinese and other governments; unexpected changes in the laws or regulations or trade, monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in the rate of inflation in the U.S., China or other foreign countries; raw material shortages and price increases; political instability in foreign countries; the market value of investments in other companies.

•
Other Factors:     natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, or failures of the Company’s management information or other systems.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices.

The Company mitigates its foreign currency exchange rate risk principally through the establishment of local production facilities in the markets it serves. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which the Company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country.

Molex also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at June 30, 2005 and 2004.

The Company has implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments. Under the policy, the Company does not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows and net receivable/payable balances.

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of the Company’s international financial statements into U.S. dollars resulting in increased net revenue of $72.1 million and increased income from operations of $6.4 million for 2005, compared with the estimated results for 2005 using the average rates for 2004.

The Company’s $187.8 million of marketable securities at June 30, 2005 are principally debt instruments that generate interest income for the Company on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. The Company’s exposure related to derivative instrument transactions is, in the aggregate, not material to Molex’s financial position, results of operations or cash flows.

Interest rate exposure is limited to marketable securities owned by the Company and long-term debt. The Company does not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of its investments (less than 12 months) and the fixed-rate nature of its long-term debt.

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

Item 8. Financial Statements and Supplementary Data

Molex Incorporated
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$309,756	$234,431
Marketable securities	187,835	104,223
Accounts receivable, less allowance
of $20,293 in 2005 and $22,901 in 2004	539,533	529,630
Inventories	290,100	265,344
Deferred income taxes	16,518	20,258
Prepaid expenses	30,321	14,758

Total current assets	1,374,063	1,168,644

Property, plant and equipment, net	984,237	1,022,378
Goodwill	143,872	164,915
Non-current deferred income taxes	126,987	119,532
Other assets	98,513	96,877

Total assets	$2,727,672	$2,572,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans and current portions of long-term debt
and capital leases	$5,771	$3,694
Accounts payable	252,370	234,823
Accrued expenses:
Salaries, commissions and bonuses	73,652	69,006
Other	85,407	74,154
Income taxes payable	52,304	46,787

Total current liabilities	469,504	428,464

Other non-current liabilities	10,788	10,487
Accrued pension and other postretirement benefits	67,063	52,151
Long-term debt and obligations under capital leases	9,975	14,039
Minority interest in subsidiaries	2,078	1,211

Total liabilities	559,408	506,352
Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized;
110,814 shares issued at 2005 and 110,415 shares issued at 2004	5,541	5,521
Class A Common Stock, $0.05 par value; 200,000 shares authorized;
104,998 shares issued at 2005 and 104,162 shares issued at 2004	5,250	5,208
Class B Common Stock, $0.05 par value; 146 shares authorized;
94 shares issued at 2005 and 2004	5	5
Paid-in capital	400,173	369,660
Retained earnings	2,286,826	2,160,368
Treasury stock (Common Stock, 10,322 shares at 2005 and 9,857 shares at 2004;
Class A Common Stock, 17,727 shares at 2005 and 15,744 shares at 2004), at cost	(568,917)	(509,161)
Deferred unearned compensation	(31,910)	(32,180)
Accumulated other comprehensive income	71,296	66,573

Total stockholders’ equity	2,168,264	2,065,994

Total liabilities and stockholders’ equity	$2,727,672	$2,572,346

See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended June 30,

	2005	2004	2003

Net revenue	$2,548,652	$2,246,715	$1,843,098
Cost of sales	1,675,308	1,469,969	1,235,398

Gross profit	873,344	776,746	607,700

Selling, general and administrative	622,954	555,563	470,412
Restructuring costs	27,875	-	35,030
Goodwill and other asset impairments	25,169	-	-

Total operating expenses	675,998	555,563	505,442

Income from operations	197,346	221,183	102,258

(Gain) loss on investments	(2,916)	(5,406)	5,089
Equity income	(10,176)	(9,555)	(4,707)
Interest income, net	(6,449)	(3,748)	(8,166)

Total other (income) expense	(19,541)	(18,709)	(7,784)

Income before income taxes	216,887	239,892	110,042

Income taxes	62,463	63,571	24,762
Minority interest	(10)	371	362

Net income	$154,434	$175,950	$84,918

Earnings per share:
Basic	$0.82	$0.93	$0.44
Diluted	$0.81	$0.92	$0.44

Average common shares outstanding:
Basic	188,646	190,207	191,873
Diluted	190,572	192,186	193,229

See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended June 30,

	2005	2004	2003

Cash and cash equivalents, beginning of year	$234,431	$178,976	$213,477
Operating activities:
Net income	154,434	175,950	84,918
Add (deduct) non-cash items included in net income:
Depreciation and amortization	230,722	228,480	228,730
Asset write-downs included in restructuring costs	12,150	-	23,070
(Gain) loss on investments	(2,916)	(5,406)	5,089
Goodwill and other asset impairments	25,169	-	-
Deferred income taxes	(3,691)	(7,698)	(45,102)
Loss on sale of property, plant and equipment	11,811	3,983	5,394
Amortization of deferred unearned compensation	14,913	13,848	12,807
Other non-cash charges	8,353	387	13,684
Changes in assets and liabilities, excluding effects of foreign currency adjustments and acquisition:
Accounts receivable	(938)	(93,909)	836
Inventories	(20,301)	(72,159)	(6,734)
Accounts payable	15,567	40,555	(11,730)
Other current assets and liabilities	(912)	9,319	11,204
Other assets and liabilities	(13,526)	(1,319)	(17,294)

Cash provided from operating activities	430,835	292,031	304,872

Investing activities:
Capital expenditures	(230,895)	(189,724)	(171,193)
Proceeds from sale of property, plant and equipment	11,529	7,087	3,851
Purchases of business assets, net of cash acquired	-	(37,920)	-
Proceeds from sales of marketable securities	3,460,220	4,962,242	3,420,878
Purchases of marketable securities	(3,543,679)	(4,895,230)	(3,492,265)
Other investing activities	16,593	(4,813)	(10,496)

Cash used for investing activities	(286,232)	(158,358)	(249,225)

Financing activities:
Net decrease in short-term loans	-	(656)	(794)
Net decrease in long-term debt	(852)	(3,586)	(916)
Cash dividends paid	(25,965)	(19,042)	(19,202)
Principal payments on capital leases	(3,325)	(4,629)	(7,087)
Exercise of stock options	12,038	9,972	8,580
Purchase of treasury stock	(58,217)	(70,215)	(74,997)
Reissuance of treasury stock	632	2,048	2,085

Cash used for financing activities	(75,689)	(86,108)	(92,331)

Effect of exchange rate changes on cash	6,411	7,890	2,183

Net increase (decrease) in cash and cash equivalents	75,325	55,455	(34,501)

Cash and cash equivalents, end of year	$309,756	$234,431	$178,976

Supplemental cash flow information:
Interest paid	$921	$842	$1,835
Income taxes paid	$81,377	$82,508	$41,776

See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Years Ended June 30,

	2005	2004	2003

Common stock	$10,796	$10,734	$10,680

Paid-in capital:
Beginning balance	$369,660	$341,530	$311,631
Stock options granted	11,554	12,552	12,552
Stock options forfeited	(1,389)	(2,022)	(939)
Exercise of stock options	13,661	12,057	9,173
Issuance of stock awards	4,597	3,951	6,564
Treasury stock	79	747	635
Other	2,011	845	1,914

Ending balance	$400,173	$369,660	$341,530

Retained earnings:
Beginning balance	$2,160,368	$2,003,440	$1,937,488
Net income	154,434	175,950	84,918
Cash dividends	(27,964)	(19,042)	(19,202)
Other	(12)	20	236

Ending balance	$2,286,826	$2,160,368	$2,003,440

Treasury stock:
Beginning balance	$(509,161)	$(437,234)	$(362,479)
Purchase of treasury stock	(58,217)	(70,215)	(74,997)
Reissuance of treasury stock	553	1,301	1,450
Exercise of stock options	(1,685)	(2,672)	(645)
Other	(407)	(341)	(563)

Ending balance	$(568,917)	$(509,161)	$(437,234)

Deferred unearned compensation:
Beginning balance	$(32,180)	$(32,094)	$(27,262)
Stock options granted	(11,554)	(12,552)	(12,552)
Stock options forfeited	1,508	2,034	942
Issuance of stock awards	(4,597)	(3,416)	(6,029)
Compensation expense	14,913	13,848	12,807

Ending balance	$(31,910)	$(32,180)	$(32,094)

Accumulated other comprehensive income, net of tax:
Beginning balance	$66,573	$10,246	$(42,354)
Translation adjustments	4,678	51,544	56,982
Minimum pension liability	-	4,503	(4,503)
Unrealized investment gain	45	280	121

Ending balance	$71,296	$66,573	$10,246

Total stockholders’ equity	$2,168,264	$2,065,994	$1,896,568

Comprehensive income, net of tax:
Net income	$154,434	$175,950	$84,918
Translation adjustments	4,678	51,544	56,982
Minimum pension liability	-	4,503	(4,503)
Unrealized investment gain	45	280	121

Total comprehensive income	$159,157	$232,277	$137,518

See accompanying notes to consolidated financial statements.

Molex Incorporated
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

1. Organization and Basis of Presentation

Molex Incorporated manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 58 plants in 19 countries on five continents. As used herein the term “Molex” or “Company” includes Molex Incorporated and its subsidiaries.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Molex Incorporated and its majority-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. Investments in affiliates in which the Company’s ownership is 20% to 50% are reported using the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates.

Currency Translation

Assets and liabilities of international entities are translated at period-end exchange rates and income and expenses are translated using weighted-average exchange rates for the period. Translation adjustments are included as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of government and municipal debt securities and are carried at fair value. The Company generally holds these instruments for three to 12 months. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the instrument prior to the stated maturity date. Marketable securities are classified as available-for-sale securities and, accordingly, mark-to-market adjustments are recorded in other comprehensive income.

To date, no mark-to-market adjustments have been required as the carrying value of the securities approximates the market value. Proceeds from sales of available-for-sales securities, excluding maturities, as of June 30, 2005, 2004 and 2003 were $279,586, $295,732 and $103,962 respectively. There were no associated gains or losses on these sales.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company believes that it has little concentration of credit risk due to the diversity of its customer base. Accounts receivable, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of current and projected economic conditions. The

Company monitors the collectibility of its accounts receivable on an ongoing basis by analyzing the aging of its accounts receivable, assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market value.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is primarily recorded on a straight-line basis for financial statement reporting purposes and using a combination of accelerated and straight-line methods for tax purposes.

The estimated useful lives are as follows:

Buildings	25-45 years
Machinery and equipment	3-10 years
Molds and dies	3-4 years

Costs of leasehold improvements are amortized over the terms of the related leases or the useful life of the improvement, whichever is shorter. The Company performs reviews for impairment of long-lived assets whenever adverse events or circumstances indicate that the carrying value of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company adjusts the net book value of the underlying assets to fair value if the sum of the expected future cash flows is less than book value.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. An annual review was performed as of May 31, 2005 resulting in an impairment in the value of the Company’s goodwill related to the Molex Premise Network (MPN) reporting unit (see Note 12).

Intangible Assets

Intangible assets consist primarily of the rights acquired under technology licenses and are amortized over the periods of benefit, not to exceed 10 years, generally on a straight-line basis.

Pension and Other Postretirement Plan Benefits

Pension and other postretirement plan benefits are expensed as employees earn such benefits. The recognition of expense is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets and future healthcare costs. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension and other postretirement plan benefits.

Revenue Recognition

Revenue is realized or realizable and earned when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectibility is reasonably assured.

The Company recognizes revenue when in the normal course of its business the following conditions are met: (a) a purchase order has been received from the customer with a corresponding order acknowledgement sent to the customer confirming delivery, price and payment terms, (b) product has been shipped (FOB origin) or delivered (FOB destination) and title has clearly transferred to the customer or customer carrier, (c) the price to the buyer is fixed and determinable for most sales with an estimate of allowances made based on historical experience and (d) there is reasonable assurance of collectibility.

The Company records revenue on a consignment sale when a customer has taken title of product which is stored in either the customer’s warehouse or that of a third party.

From time to time, the Company will discontinue or obsolete products that it has formerly sold. When this is done, an accrual for estimated returns is established at the time of the announcement of product discontinuation or obsolescence.

The Company typically warrants that (a) its products will conform to Molex specifications and (b) that its products will be free from material defects in materials and manufacturing, and limits its liability to the replacement of defective parts or the cash value of replacement parts. The Company will not accept returned goods unless the customer makes a claim in writing and management authorizes the return. Returns result primarily from defective products or shipping discrepancies. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of revenue.

The Company provides certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. A reserve for estimated inventory allowances is established at the time of the sale based on a fixed percentage of sales to distributors authorized and agreed to by Molex and is recorded as a reduction of revenue.

From time to time the Company in its sole discretion will grant price allowances to customers. A reserve for estimated price allowances is established at the time of sale based on historical allowances authorized and approved by Molex solely at its discretion and is recorded as a reduction of revenue.

Other allowances include customer quantity and price discrepancies. A reserve for other allowances is established at the time of sale based on historical experience and is recorded as a reduction of revenue. The Company believes it can reasonably and reliably estimate the amounts of future allowances.

Shipping, Handling and Advertising Costs

Shipping and handling costs included in selling, general and administrative expenses totaled $30,739, $22,783 and $19,000 in fiscal 2005, 2004 and 2003, respectively. In addition, advertising costs are expensed as incurred and totaled $5,453, $4,661 and $4,535 in fiscal 2005, 2004 and 2003, respectively.

Research and Development and Patent Costs

Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Had the Company elected to apply the provisions of SFAS No. 123 as amended by SFAS No. 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, the effects on reported net income and earnings per share for the years ended June 30 using the Black-Scholes option-pricing model and the assumptions set forth in Note 22 would have been as follows:

	2005	2004	2003

Net income as reported	$154,434	$175,950	$84,918
Add: Stock-based compensation included in reported
net income, net of related tax effects	10,618	10,179	9,925
Deduct: Stock-based compensation determined under
fair value method, net of related tax effects	(20,977)	(21,020)	(17,433)

Pro forma net income	$144,075	$165,109	$77,410

Earnings per share:
Basic	$0.82	$0.93	$0.44
Diluted	$0.81	$0.92	$0.44

Pro forma earnings per share:
Basic	$0.76	$0.87	$0.40
Diluted	$0.76	$0.86	$0.40

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The Company has operations that are subject to income and other similar taxes in foreign countries. The estimation of the income tax amounts to be recorded by the Company involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of the impact foreign taxes may have on domestic taxes. A valuation allowance is provided to offset deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Derivative Instruments and Hedging Activities

The use of derivative instruments is limited primarily to hedging activities related to specific foreign currency cash flows. The Company had no material derivatives outstanding at June 30, 2005. The impact of gains and losses on such instruments was not material to the results of operations for years ended June 30, 2005, 2004 and 2003.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2005 classifications. For fiscal 2003 pre-tax restructuring costs of $6.5 million previously included in selling, general and administrative expenses and $29.5 million in cost of sales have been reclassified to reflect restructuring costs as a separate line item. Certain amounts in the fiscal 2004 and 2003 Consolidated Statements of Cash Flows have been reclassified within operating activities to reflect other non-cash items as a separate line item.

New Accounting Pronouncements

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. The Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. The Company has considered the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The one-time repatriation provision is elective, and is applicable to Molex Incorporated on certain foreign profit distributions received during either fiscal 2005 or 2006. The Company did not repatriate earnings under the Act in fiscal 2005 and will not repatriate foreign earnings under the Act in fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 in June, 2005. The impact on the Company’s consolidated financial position and results of operations was not material.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. Statement No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The provisions of Statement No. 123(R) are effective for fiscal years beginning after June 15, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. The Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective method. The impact of adoption of SFAS 123(R) is expected to result in an additional pre-tax expense in fiscal 2006 of $11.9 million, for options granted through June 30, 2005, plus an amount that has not been determined for options granted in fiscal 2006. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2.

3. Restatement of Cash Flow Activities

In the fourth quarter of fiscal 2004, the Company implemented a new process to capture and analyze the various financial data used in the preparation of the consolidated statement of cash flows. During the testing of the new process, the Company discovered an error in the consolidated statement of cash flows for the year ended June 30, 2003. The Company’s old process was based on a Hyperion-based calculated cash flow model, which recorded the change in “other assets” as an investing activity. The old process required manual analysis and adjustment to identify and properly classify changes in other assets, such as deferred taxes and prepaid pensions, as operating activities. The Company made a clerical error in this process in its cash flow statement for the fiscal year ended June 30, 2003. The result of this error was an overstatement of cash provided from operating activities and an overstatement of cash used for investing activities.

In the Form 10-K for fiscal 2004, cash provided from operating activities and cash used for investing activities were restated in the consolidated statement of cash flows for the year ended June 30, 2003 as follows:
		Originally
	Restated	Reported

Cash provided from operating activities	$304,872	$349,473

Cash used for investing activities	$(249,225)	$(293,826)

Similar errors relating to the classification of other assets occurred in the Company’s quarterly reports for fiscal 2004 quarters ended March 31, December 31 and September 30. The impact of such errors on reported cash provided from operating activities and cash used for investing activities was not material.

4. Correction of Prior Years’ Errors

In the first, third and fourth quarters of 2005, the Company recorded the adjustments discussed below to correct errors in prior years’ financial statements. The Company has concluded that these corrections of errors are not material, either individually or in the aggregate, to the trends of the financial statements, or to a fair presentation of the Company’s results of operations and financial position for any of the years affected. Accordingly, results for fiscal 2004 and prior years have not been restated.

Quarter ended September 30, 2004

Included in the first fiscal quarter of 2005 is a charge of $9,100 ($5,914 after-tax) for the cumulative effect of an error in prior years. This error related to the inadvertent omission of in-transit intercompany inventory in the Company’s calculation of profit-in-inventory elimination. The Company recorded this profit-in-inventory adjustment as a reduction to inventories and a charge to cost of sales.

Also included in the first fiscal quarter of 2005 results is a charge of $4,824 ($3,136 after-tax) for the cumulative effect of an error in prior years related to the Company’s vacation accrual calculation. Also included is a charge for the correction of an error of the prior year bonus accrual of $500 ($325 after-tax).

In addition, included in the results of the first fiscal quarter of 2005 are the correction of an error related to a prior year inventory allowance of $1,142 ($742 after-tax), the correction of an error of a prior year insurance accrual of $2,700 ($1,755 after-tax), and the cumulative effect of an error related to prior years’ receivable allowance of $3,169 ($2,060 after-tax). These three items had a positive impact on income.

The aggregate effect of these corrections of errors recorded in the first fiscal quarter of 2005 reduced gross profit by $7,332 and increased selling, general and administrative expenses by $81, resulting in a reduction of pre-tax income of $7,413 ($4,818 after-tax or $0.03 per share in the quarter).

Quarter ended March 31, 2005

In the third fiscal quarter of 2005, gross profit was reduced by $2,013 ($1,308 after-tax) to correct the timing of revenue recognition for certain customers where title passes on receipt of product.

Also included in the third fiscal quarter of 2005 results is an adjustment to deferred income taxes for state taxes, which reduced 2005 income tax expense by $2,607.

The aggregate effect of these corrections of errors recorded in the third fiscal quarter of 2005 resulted in an increase in net income of $1,299 or $0.01 per share in the quarter.

Quarter ended June 30, 2005

Included in the fourth fiscal quarter of 2005 results are charges of $2,210 ($1,437 after-tax) to correct errors of prior years’ pension expense outside the United States.

Included in the fourth fiscal quarter of 2005 results are corrections of various prior years’ accruals and prepaid expenses, which increased 2005 pre-tax income by $1,569 ($1,020 after-tax).

Also included in the fourth fiscal quarter of 2005 results is a correction of a 2004 depreciation adjustment, which increased 2005 pre-tax income by $642 ($417 after-tax).

In addition, included in the fourth fiscal quarter of 2005 results is a correction of prior years’ equity income, which reduced pre-tax income by $386 ($251 after tax).

Also included in the fourth fiscal quarter of 2005 results are corrections of prior years’ accruals for potential income tax exposures and other income tax adjustments that reduced 2005 income tax expense by $5,668.

The aggregate effect of these corrections of errors recorded in the fourth fiscal quarter of 2005 increased gross profit by $1,383 and increased selling, general and administrative expenses by $1,382, and reduced equity income by $386 resulting in a decrease in pre-tax income of $385 and an increase in net income of $5,417 ($0.03 per share).

Year ended June 30, 2005

The aggregate effect of the corrections of errors recorded in fiscal 2005 reduced gross profit by $7,962 and increased selling, general and administrative expenses by $1,463, and reduced equity income by $386 and reduced income tax expense by $11,709, resulting in a reduction in pre-tax income of $9,811 and an increase in net income of $1,898 ($0.01 per share). Of those cumulative amounts, pre-tax and net income for fiscal 2004 should have been reduced by $3,308 and $4,779 ($0.02 per share) respectively; pre-tax income for fiscal 2003 should have been reduced by $2,697 and net income should have been increased by $2,474 ($0.01 per share); and pre-tax and net income for fiscal 2002 and prior years should have been reduced by $3,806 and increased by $4,203, respectively.

The following table summarizes the correction of prior years’ errors:
	Recorded	Should Have Been Recorded
	In 2005	Increase (Reduce) Income
	Income/			Prior to
Pre-tax:	(Expense)	2004	2003	2003
Overstatement of profit in inventory	$(9,100)	$(3,200)	$(1,200)	$(4,700)
Overstatement of inventory reserve - software logic	1,142	-	-	1,142
Overstatement of accrued insurance	2,700	-	2,200	500
Understatement of accrued vacation	(4,824)	(604)	(1,590)	(2,630)
Overstatement of reserve for doubtful accounts	3,169	(625)	(710)	4,504
Understatement of bonus accrual	(500)	(500)	-	-
Overstatement of gross margin -FOB destination	(2,013)	816	(1,183)	(1,646)
Understatement of accrued pension	(2,210)	(693)	124	(1,641)
Adjustment to properly record equity investment	(386)	(43)	511	(854)
Depreciation	642	642	-	-
Other	1,569	899	(849)	1,519
Total pre-tax	$(9,811)	$(3,308)	$(2,697)	$(3,806)

Tax effect of items above	3,434	1,158	944	1,332
Income taxes adjustments	8,275	(2,629)	4,227	6,677
Net income	$1,898	$(4,779)	$2,474	$4,203

5. Earnings Per Share

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
	2005	2004	2003

Net icome	$ 154,434	$ 175,950	$ 84,918

Basic average common shares outstanding	188,646	190,207	191,873
Effect of dilutive stock options	1,926	1,979	1,356

Diluted average common shares outstanding	190,572	192,186	193,229

Earnings per share:
Basic	$ 0.82	$ 0.93	$ 0.44
Diluted	$ 0.81	$ 0.92	$ 0.44

Excluded from the computations above were anti-dilutive shares of 2,367, 1,265 and 2,103 in 2005, 2004 and 2003 respectively.

6. Acquisition

On April 2, 2004, the Company acquired 100% of the assets and assumed certain liabilities of Connecteurs Cinch S.A. (Cinch) and its subsidiaries in Portugal, India and China. Cinch specializes in automotive connection technology and with its strong European presence will strengthen Molex’s role as a supplier of innovative interconnection solutions to the major global automotive manufacturers.

This acquisition was accounted for using the purchase method of accounting and the results of operations from the date of acquisition are included in the consolidated financial statements. Cinch financial results are not material to the results of operations of the Company and proforma financial data is not presented. The purchase price of $37,920, net of acquired cash, was allocated to the assets acquired based on their estimated fair values as follows:

Current assets	$26,578
Property, plant and equipment	21,448
Goodwill	4,167
Intangible assets	1,013
Liabilities assumed	(15,286)

Total purchase price	$37,920

7. Restructuring

Restructuring and severance costs reflect the cost reduction programs being implemented by the Company. These include the closing of facilities and the termination of employees. Severance costs also include executive severance and charges for the fair value of stock options of certain former employees that did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans, and cannot be sold for amounts in excess of carrying value.

Year ended June 30, 2005

During the fourth quarter of fiscal 2005, the Company decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align the Company’s manufacturing capacity with customer needs. The Company recorded pre-tax charges of $27,875 ($21,594 after-tax) related to these actions. In the Americas region, the Company plans to close an industrial manufacturing facility in New England and cease manufacturing in its Detroit area automotive facility. The automotive development center also located in the Detroit area will continue in operation. In Europe, the Company plans to close certain manufacturing facilities in Ireland, Portugal and Slovakia, and reduce the size of a development center in Germany. Production from these manufacturing facilities is expected to be transferred to existing plants within the region. Included in the restructuring charge will be costs to reduce the Company’s selling, general and administrative costs in the Americas, Europe and at the corporate office. The Company estimates that it will reduce headcount by approximately 600 people after additions at the facilities where production is being transferred.

The following table summarizes the pre-tax impact in fiscal 2005 of the restructuring programs described above:

	Severance	Asset
	Costs	Write-downs	Total

Americas Region	$9,141	$4,945	$14,086
European Region	3,636	7,205	10,841
Corporate and Other	2,948	-	2,948

Total	$15,725	$12,150	$27,875

Year ended June 30, 2003

As a result of continuing weak demand in the telecommunications infrastructure market, the Company implemented several actions during the fourth quarter of fiscal 2003 to address the competitive challenges in this market. The Company recorded pre-tax charges totaling $35,030 ($24,751 after-tax) related to these actions. These charges related to the write-down and impairment of manufacturing assets and for the severance and other benefits relating to workforce reductions of 537 people. The charges primarily impacted the Americas region and the European region where the Company had its highest concentration of telecom business. The Company consolidated manufacturing production that supported the telecommunications infrastructure market in the Americas and European regions, as well as discontinued the marketing and production of certain product families. Manufacturing assets were written down to expected disposal value. Of the 537 people included in the workforce reduction, 376 were directly involved in manufacturing operations and 161 were involved in manufacturing support, sales and administrative positions. Some employment reductions occurred during fiscal 2003, and substantially all remaining employment reductions occurred in the first half of fiscal 2004.

The following table summarizes the pre-tax impact of restructuring programs initiated during the year ended June 30, 2003:
	Severance	Asset
	Costs	Write-downs	Total

Americas Region	$9,333	$18,356	$27,689
European Region	2,127	4,714	6,841
Corporate and Other	500	-	500

Total	$11,960	$23,070	$35,030

Changes in the accrued severance balance are summarized as follows:
	2005	2003
	Charge	Charge	Total

Balance at June 30, 2002	-	-	-
Charges to expense	-	$11,960	$11,960
Cash payments	-	(1,123)	(1,123)
Non-cash related costs	-	(711)	(711)

Balance at June 30, 2003	-	10,126	10,126
Cash payments	-	(7,447)	(7,447)

Balance at June 30, 2004	-	2,679	2,679
Charges to expense	$15,725	-	15,725
Cash payments	(3,788)	(2,049)	(5,837)
Non-cash related costs	(1,652)	-	(1,652)

Balance at June 30, 2005	$10,285	$630	$10,915

Substantially all of the remaining restructuring liabilities, currently shown in accrued expenses, are expected to be paid by June 30, 2006. The payment terms related to these programs varies, usually based on local customs and laws. Some amounts are paid in a lump sum at termination, while other payments are structured to be paid in installments.

8. Research and Development and Patent Costs

Research and development costs are included in selling, general and administrative expenses and totaled $133,595, $119,028 and $116,986 in 2005, 2004 and 2003, respectively. Patent costs, which are also included in selling, general and administrative expenses, were $2,640, $3,118 and $3,949 in 2005, 2004 and 2003, respectively.

9. Other (Income) Expense

The Company recorded a pre-tax gain of $10,393 ($7,483 after-tax) for the sale of stock of an affiliate and a gain reported in equity income resulting from an IPO completed by the affiliate during the second quarter of fiscal 2004. Molex retained a 20% ownership in this affiliate. In addition, in fiscal 2004 the Company recorded a pre-tax charge of $4,987 ($3,790 after-tax) to exit other investments in start-up technologies.

During the fourth quarter of fiscal 2003, the Company discontinued the marketing and production of certain product families dedicated to the telecom industry and wrote off the related licenses. Molex also wrote down its investment in a joint venture that was engaged in the development of similar technology. The Company recorded a pre-tax charge of $5,089 ($3,830 after-tax) related to these actions.

10. Inventories

Inventories, less allowances of $34,198 at June 30, 2005 and $41,327 at June 30, 2004, consist of the following:
	2005	2004

Raw materials	$43,423	$39,743
Work in progress	94,695	91,168
Finished goods	151,982	134,433

Total inventories	$290,100	$265,344

11. Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is primarily recorded on a straight-line basis for financial statement reporting purposes and using a combination of accelerated and straight-line methods for tax purposes. At June 30, property, plant and equipment consist of the following:
	2005	2004

Land and improvements	$77,246	$82,051
Buildings and leasehold improvements	534,301	548,717
Machinery and equipment	1,385,074	1,426,090
Molds and dies	606,272	659,571
Construction in progress	70,815	66,094

Total	2,673,708	2,782,523
Accumulated depreciation	(1,689,471)	(1,760,145)

Net property, plant and equipment	$984,237	$1,022,378

Depreciation expense for property, plant and equipment was $227,660, $225,196 and $224,717 in 2005, 2004 and 2003, respectively.

12. Goodwill

Goodwill for the years ended June 30, 2005, 2004 and 2003 was as follows:
	2005	2004	2003

Beginning balance	$164,915	$160,732	$160,180
Impairments	(22,876)	-	-
Additions	1,800	4,166	539
Other adjustments	33	17	13

Ending Balance	$143,872	$164,915	$160,732

During 2005, the Company completed its annual impairment review for goodwill. Indicators of impairment were found in the MPN reporting unit. The MPN business, consisting of products primarily sold into the structured cabling market for data communications, had not performed as management had expected.

Slower growth in MPN’s markets served and slower-than-expected customer acceptance of its products in the structured cabling business, as well as a delay in the transition to next-generation data communication networks, had a negative impact on MPN’s operating results. These factors resulted in lower growth expectations for the reporting unit, which resulted in the goodwill impairment charge.

A goodwill impairment review requires a two-step process. The first step of the review compares the estimated fair value of reporting unit against its aggregate carrying value, including goodwill. The Company estimated the fair value of the MPN reporting unit using the income method of valuation, which included the use of estimated discounted cash flows. Based on the comparison, the carrying value of the MPN reporting unit exceeded its fair value.

Accordingly, the Company performed the second step of the test, comparing the implied fair value of the MPN reporting unit’s goodwill with the carrying value of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $22,876 in 2005. The charge is included as a component of net income in the Corporate and Other segment in Note 23.

The estimated fair market value of the business was based on a valuation by an independent valuation firm.

Other changes to goodwill are attributable to the Company’s acquisition during fiscal 2004 (see Note 6), contingent purchase payments on a fiscal 2001 acquisition and foreign currency translation adjustments.

13. Other Intangible Assets

Intellectual property assets primarily represent rights acquired under technology licenses and are amortized over the periods of benefit, not to exceed 10 years, generally on a straight-line basis.

All of the Company’s intangible assets other than goodwill are included in “Other Assets” and are subject to amortization as follows:
	License Fees	Patents	Total

At June 30, 2005:
Gross carrying value	$11,232	$2,340	$13,572
Accumulated amortization	(6,542)	(704)	(7,246)

Net carrying value	$4,690	$1,636	$6,326

At June 30, 2004:
Gross carrying value	$11,584	$2,512	$14,096
Accumulated amortization	(6,544)	(340)	(6,884)

Net carrying value	$5,040	$2,172	$7,212

Total amortization expense for intangible assets was $3,062, $3,284 and $4,013 in 2005, 2004 and 2003, respectively. Estimated future amortization expense for intangible assets is $2,151, $1,620, $1,086, $799 and $245 in 2006, 2007, 2008, 2009 and 2010, respectively.

14. Income Taxes

Income before income taxes for the years ended June 30, is summarized as follows:
	2005	2004	2003

United States	$19,252	$83,455	$11,472
International	197,635	156,437	98,570

Income before income taxes	$216,887	$239,892	$110,042

The components of income tax expense (benefit) for the year ended June 30, were as follows:

	2005	2004	2003

Currently:
U.S. Federal	$(3,085)	$2,187	$1,447
State	(146)	3,063	(22)
International	62,957	66,019	54,749

Total currently payable	59,726	71,269	56,174

Deferred:
U.S. Federal	(1,422)	(2,035)	(26,525)
State	(2,794)	-	-
International	6,953	(5,663)	(4,887)

Total deferred	2,737	(7,698)	(31,412)

Total income tax expense	$62,463	$63,571	$24,762

The Company’s effective tax rate differs from the U.S. Federal income tax rate for the years ended June 30, as follows:

	2005	2004	2003

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(3.6)	(4.3)	(8.5)
Repatriation of foreign earnings	(4.1)	(4.5)	(8.7)
Tax examinations and settlements	(1.2)	(2.6)	-
Goodwill impairment	3.7	-	-
Valuation allowance	3.2	3.0	9.1
Correction of accruals for income tax exposures and other adjustments	(2.6)	-	-
Adjustment for state deferred income taxes	(1.2)	-	-
State income taxes, net of Federal tax benefit	(0.2)	1.3	(2.0)
Foreign tax rates less than U.S. Federal rate (net)	(1.2)	(1.5)	(2.5)
Other	1.0	0.1	0.1

Effective tax rate	28.8%	26.5%	22.5%

At June 30, 2005, the Company had approximately $82,000 of non-U.S. net operating loss carryforwards and $3,000 of U.S. capital loss carryforwards. The capital loss carryforwards can be carried forward to offset future U.S. capital gains through the year ended June 30, 2007. The non-U.S. net operating losses can be carried forward indefinitely.

Also at June 30, 2005, the Company had approximately $27,000 of U.S. foreign tax credit carryforwards and $2,000 of U.S. research credit carryforwards. The U.S. foreign tax credit carryforwards will expire in future years through 2014. The U.S. research credit carryforwards will expire in future years through 2024.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2005 and 2004, the Company has recorded valuation allowances of $28,700 and $23,076 respectively, against the non-U.S. net operating loss carryforwards.

The components of net deferred tax assets and liabilities as of June 30 are as follows:

	2005	2004

Deferred tax assets:
Pension and other postretirement liabilities	$25,408	$20,717
Stock option and other benefits	17,617	15,008
Capitalized research and development	27,696	29,829
Foreign tax credits	26,538	29,048
Net operating losses	30,374	23,076
Depreciation and amortization	14,495	15,520
Inventory	11,013	13,096
Minimum tax credit	16,806	10,950
Allowance for doubtful accounts	3,873	4,755
Other, net	14,779	10,730

Total deferred tax assets before valuation allowance	188,599	172,729
Valuation allowance	(28,700)	(23,076)

Total deferred tax assets	159,899	149,653
Deferred tax liabilities:
Investments	(16,394)	(9,863)

Total net deferred tax assets	$143,505	$139,790

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows:

	2005	2004

Net deferred taxes:
Current asset	$16,518	$20,258
Non-current asset	126,987	119,532

Total	$143,505	$139,790

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $486,000 of undistributed earnings of certain of its non-U.S. subsidiaries as of June 30, 2005. These earnings are intended to be permanently invested.

The Company did not repatriate foreign earnings in fiscal 2005 under the one-time provision of the American Jobs Creation Act of 2004 (the Act), which reduces the federal income tax rate on dividends from non-U.S. subsidiaries. This provision is elective and applies to the Company in either fiscal 2005 or 2006. The Company will not repatriate foreign earnings under the Act in fiscal 2006.

Molex has been granted favorable tax status and other incentives in Singapore and Malaysia, subject to certain conditions. The current Singapore grant is effective through March 2015; the Malaysia grant is effective through November 2007. Molex has also been granted various tax holidays in China, which are effective for various terms and subject to certain conditions. The impact of these grants was to decrease local country taxes by $7.8 million, $10.2 million and $5.7 million in 2005, 2004 and 2003, respectively.

15. Pension Plans

Plan Overview and Assumptions

The Company sponsors and/or contributes to pension plans, including defined benefit plans, covering substantially all U.S. plant hourly employees and certain employees in international subsidiaries. The benefits are primarily based on years of service and the employees’ compensation for certain periods during their last years of employment.

The Company also provides discretionary savings and other defined contribution plans covering substantially all of its U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $14,598, $13,590 and $16,491 were charged to operations during 2005, 2004 and 2003, respectively.

The Company’s pension obligations are measured as of March 31 for the U.S. plan and as of June 30 for the international plans. International plans are primarily in France, Germany, Ireland, Japan, Korea and Taiwan. The weighted-average assumptions used in the measurement of the projected benefit obligation (PBO) as of June 30 and pension expense for the years ended June 30 are as follows:

	2005		2004		2003

	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

PBO as of measurement date:
Discount rate	5.5%	3.4%	5.75%	3.6%	6.25%	3.1%
Rate of compensation increase	3.5%	3.0%	3.5%	3.6%	3.5%	2.9%

Pension expense for the years ended June 30:
Discount rate	5.75%	3.6%	6.25%	3.1%	7.25%	3.6%
Expected return on plan assets	8.5%	6.6%	8.5%	6.5%	9.0%	6.4%
Rate of compensation increase	3.5%	3.6%	3.5%	2.9%	4.0%	3.2%

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

Pension Expense

The components of pension expense for the Company’s plans consist of the following for the years ended June 30:

	2005		2004		2003

	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Service cost	$2,805	$5,329	$2,325	$5,007	$1,962	$4,107
Interest cost	2,080	2,953	1,828	2,085	1,613	1,960
Expected return on plan assets	(2,892)	(2,097)	(2,225)	(1,727)	(1,661)	(1,377)
Amortization of prior service cost	204	71	204	-	202	-
Amortization of unrecognized transition obligation	-	4	-	59	-	57
Recognized actuarial losses	399	529	375	1,170	-	286
Other items	-	285	-	1,422	-	-

Pension expense	$2,596	$7,074	$2,507	$8,016	$2,116	$5,033

Benefit Obligations and Plan Assets

The following provides a reconciliation of the PBO, plan assets and funded status of the Company’s pension plans as of June 30:

	2005		2004

	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Change in PBO:
PBO at beginning of year	$36,541	$77,492	$29,560	$66,494
Service cost	2,805	5,329	2,325	5,007
Interest cost	2,080	2,953	1,828	2,085
Participant contributions	-	302	-	198
Effect of settlement	-	-	-	1,422
Benefits paid	(873)	(2,625)	(748)	(5,347)
Liability (gains) losses	3,287	5,023	3,576	(744)
New plans	-	4,487	-	3,020
Changes in foreign currency	-	(775)	-	5,357

PBO at end of year	$43,840	$92,186	$36,541	$77,492

Change in plan assets:
Fair value of plan assets at beginning of year	$34,399	$30,107	$29,065	$24,538
Actual return on plan assets	1,827	4,738	4,582	3,337
Employer contributions	3,000	2,503	1,500	4,209
Participant contributions	-	302	-	198
Effect of settlement	-	-	-	1,422
Benefits paid	(873)	(2,030)	(748)	(5,066)
Changes in foreign currency	-	(192)	-	1,469

Fair value of plan assets at end of year	$38,353	$35,428	$34,399	$30,107

Unfunded status	$(5,487)	$(56,758)	$(2,142)	$(47,385)
Unrecognized net transition liability	-	339	-	671
Unrecognized net actuarial loss	11,878	20,301	7,924	18,701
Unrecognized prior service cost	143	-	347	-

Net amount recognized	$6,534	$(36,118)	$6,129	$(28,013)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$6,534	$6,316	$6,129	$6,544
Accrued benefit liability	-	(42,434)	-	(34,557)

Net amount recognized	$6,534	$(36,118)	$6,129	$(28,013)

The accumulated benefit obligation for the Company’s U.S. plan was $35,218 and $31,058 at June 30, 2005 and 2004, respectively, and $70,839 and $58,317 for the international plans at June 30, 2005 and 2004, respectively.

The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The weighted-average asset allocations for the Company’s pension plans at June 30 are as follows:

	2005		2004

	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Asset allocation:
Equity	63%	68%	62%	67%
Bonds	31%	27%	38%	28%
Real estate and other	6%	5%	N/A	5%

The expected benefit payments from the Company’s pension plans are as follows: $3,463 in 2006; $4,547 in 2007; $5,053 in 2008; $4,556 in 2009; $4,853 in 2010 and $31,140 in 2011 to 2015. The Company expects to contribute $3,367 in fiscal 2006 to its pension plans.

16. Other Postretirement Benefits

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

The Company measures its retiree health care benefit obligations as of March 31. The weighted-average assumptions used to determine the accumulated postretirement benefit obligation (APBO) as of June 30 and benefit expense for the years ended June 30 are as follows:
	2005	2004	2003

APBO as of June 30:
Discount rate	5.5%	5.75%	6.25%
Health care cost trend rate	10.0%	10.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Years to ultimate rate	2010	2009	2008

Benefit expense for the years ended June 30:
Discount rate	5.75%	6.25%	7.25%
Health care cost trend rate	10.0%	10.0%	8.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Years to ultimate rate	2009	2008	2007

The health care cost trend rate assumption has a significant effect on the amount of the APBO and retiree health care benefit expense. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	2005	2004	2003

Effect on total service and interest cost:
Increase 100 basis points	$1,073	$714	$407
Decrease 100 basis points	(908)	(600)	(317)

Effect on APBO:
Increase 100 basis points	$8,655	$6,277	$5,942
Decrease 100 basis points	(7,325)	(5,279)	(4,654)

Benefit Obligation and Expense

The components of retiree health care benefit expense for the Company’s plans consist of the following for the years ended June 30:
	2005	2004	2003

Service cost	$1,878	$1,868	$889
Interest cost	1,884	1,920	1,071
Amortization of prior service cost	(262)	(262)	(262)
Recognized actuarial (gains) losses	635	727	(32)
Other items	773	-	766

Retiree health care benefit expense	$4,908	$4,253	$2,432

The following provides a reconciliation of the APBO and the amounts included in the consolidated balance sheet as of June 30, for the Company’s postretirement benefit plans:
	2005	2004

Change in APBO:
APBO at beginning of year	$33,212	$31,493
Service cost	1,878	1,868
Interest cost	1,884	1,920
Participant contributions	350	276
Special termination benefits	773	-
Benefits paid	(1,420)	(1,222)
Actuarial (gains) losses	7,401	(1,123)

APBO at end of year	44,078	33,212
Items not yet recognized in the consolidated balance sheet:
Unrecognized net actuarial loss	19,675	12,909
Unrecognized prior service cost	(228)	(490)

Accrued benefit liability	$24,631	$20,793

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Molex has determined that the benefits provided by its plan are actuarially equivalent to Medicare Part D. The Company elected to use the retroactive approach to reflect the federal subsidy that will be provided by the Medicare Act and accordingly remeasured plan liabilities and expense as of December 31, 2003. The impact of the remeasurement due to the subsidy was a reduction in the benefit obligation of $3,769 as of June 30, 2004 and a reduction in retiree health care benefit expense for the year ended June 30, 2004 of $175.

The expected benefit payments for the Company’s postretirement benefit plans before the 28% subsidy are as follows: $1,363 in 2006; $1,578 in 2007; $1,716 in 2008; $1,810 in 2009; $1,899 in 2010 and $11,669 in 2011 to 2015. The expected 28% subsidy is as follows: $23 in 2006; $105 in 2007; $125 in 2008; $150 in 2009; $180 in 2010 and $1,420 in 2011 to 2015. The Company expects to contribute $1,340 in fiscal 2006 to its postretirement benefit plans.

17. Debt

The Company had available lines of credit totaling $121,952 at June 30, 2005, expiring between 2006 and 2012. Long-term debt consists of the following as of June 30:
	2005	2004

Mortgages	$6,187	$6,048
Bank loan	342	515
Industrial development bonds	4,350	4,331
Other	200	253

Total debt	11,079	11,147
Less current portion	3,036	904

Total long-term debt	$8,043	$10,243

Mortgages consist of four loans that are secured by certain buildings, carry an annual interest rate ranging from 4.25% to 7.79%, and require periodic principal payments through 2014. The Company has one bank loan with an annual interest rate of 4.5% payable in periodic installments through May 2007. Industrial development bonds, secured by certain land, buildings, and equipment, have annual interest rates ranging from 1.5% to 2.7%, with periodic principal payments through March 2011. The long-term debt as of June 30, 2005 matures as follows: $3,036 in 2006; $1,096 in 2007; $991 in 2008; $1,021 in 2009; $1,079 in 2010; $3,268 in 2011 and $588 thereafter.

18. Leases

The Company rents certain facilities and equipment under lease arrangements classified as both capital and operating leases. Some of the leases have renewal options. Assets under capital leases consist primarily of data processing equipment. Future minimum lease payments are presented below:

	2005	2004

Year ending June 30:
2006	$2,971	$9,650
2007	1,877	4,328
2008	514	2,195
2009	82	1,513
2010	8	1,410
2011 and thereafter	-	5,136

Total lease payments	$5,452	$24,232

Less amount representing interest, at 6% to 9%	785

Present value of minimum lease payments	$4,667

Current portion	$2,735
Long-term portion	1,932

Present value of minimum lease payments	$4,667

Rental expense was $9,299, $5,390 and $3,066 in 2005, 2004 and 2003, respectively.

19. Commitments and Contingencies

In the normal course of business, the Company is a party to various matters involving disputes and litigation. While it is not possible at this time to determine the ultimate outcome of these matters, management believes that the ultimate liability, if any, will not be material to the consolidated results of operations or financial condition of the Company.

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against Molex, and certain Molex officers and employees. The shareholder actions have been consolidated, and the consolidated amended complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about Molex’s business, prospects, operations, and financial statements which constituted violations of securities laws and rules. As relief, the complaint seeks, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). Molex intends to vigorously contest these actions.

20. Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2005.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. The Company’s Class B Common Stock outstanding has remained at 94.3 shares during the three years ended June 30, 2005.

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon liquidation or dissolution of the Company.

Changes in common stock for the years ended June 30 are as follows:

			Class A
	Common Stock		Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Outstanding at June 30, 2002	109,451	$5,473	103,008	$5,150	19,517	$362,479
Exercise of stock options	662	33	377	19	8	645
Purchase of treasury stock	-	-	-	-	3,353	74,997
Issuance of stock awards	11	-	-	-	(82)	(1,450)
Other	-	-	5	-	35	563

Outstanding at June 30, 2003	110,124	$5,506	103,390	$5,169	22,831	$437,234
Exercise of stock options	280	14	772	39	93	2,672
Purchase of treasury stock	-	-	-	-	2,740	70,215
Issuance of stock awards	11	1	-	-	(73)	(1,301)
Other	-	-	-	-	10	341

Outstanding at June 30, 2004	110,415	$5,521	104,162	$5,208	25,601	$509,161
Exercise of stock options	399	20	836	42	64	1,685
Purchase of treasury stock	-	-	-	-	2,395	58,217
Issuance of stock awards	-	-	-	-	(25)	(553)
Other	-	-	-	-	14	407

Outstanding at June 30, 2005	110,814	$5,541	104,998	$5,250	28,049	$568,917

21. Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	2005	2004
Foreign currency translation adjustments	$71,059	$66,381
Unrealized gains on investments	237	192
Total	$71,296	$66,573

22. Stock Incentive Plans

The Company has five stock incentive plans currently in effect, two of which may issue future grants: the 1990 Stock Option Plan (1990 Plan), the 1991 Incentive Stock Option Plan (1991 Plan), the 1998 Stock Option Plan (1998 Plan), the 2000 Incentive Stock Option Plan (ISO Plan) and the 2000 Long-Term Stock Plan (LT Plan).

1990 Plan: This plan expired as of June 30, 1999. The most significant terms of this plan provided that (a) options were authorized to be granted for 6.875 million shares of Common Stock and (b) the option price was 50% of the fair market value of the stock on the date of grant. The option term was five years to nine years from the date of grant.

1991 Plan: This plan expired as of June 30, 2000. The most significant terms of this plan provided that (a) options were authorized to be granted for 3.8 million shares of Common Stock and (b) the option price was the fair market value of the stock on the date of grant. The option term was five years to 11 years from the date of grant.

Stock option transactions relating to the 1990 and 1991 Plans are summarized as follows (exercise price represents a weighted-average):
	1990 Plan		1991 Plan

	Shares	Exercise Price	Shares	Exercise Price

Outstanding at June 30, 2002	1,372	$9.16	1,753	$20.30
Exercised	(650)	7.89	(11)	23.96
Forfeited	(2)	12.36	(18)	28.13

Outstanding at June 30, 2003	720	$10.31	1,724	$20.20
Exercised	(114)	7.07	(166)	19.93
Forfeited	(18)	11.79	-	-

Outstanding at June 30, 2004	588	$10.91	1,558	$20.23
Exercised	(96)	9.92	(303)	13.42
Forfeited	(4)	14.68	(7)	30.02

Outstanding at June 30, 2005	488	$11.07	1,248	$21.83

Options exercisable at June 30, 2005	178	$9.92	226	$20.80

1998 Plan: The most significant terms of this plan provide that (a) options may be granted for 12.5 million shares of Class A Common Stock and (b) the option price shall be not less than 10% nor more than 100% of the fair market value of the stock on the date of grant. The option term is five years to nine years from the date of grant. For options granted under this plan, the option price has been at 50% of the fair market value of the stock.

ISO Plan: This plan expired as of June 30, 2005. The most significant terms of this plan, available to executives and directors, provided that (a) options were authorized to be granted for 500,000 shares of Class A Common Stock and (b) the option price was the fair market value of the stock on the date of grant. The option term was four years to nine years from the date of grant. Under the ISO Plan, the options granted were either incentive or nonqualified. Unless specifically stated otherwise, all options granted were incentive.

LT Plan: The most significant terms of this plan, available to executives and management, provide that (a) options may be granted for 3.0 million shares of Class A Common Stock and (b) the option price shall be the fair market value of the stock on the date of grant. The options vest over a four-year term with an expiration period of seven to 10 years from the date of grant.

Stock option transactions relating to the 1998, ISO and LT Plans are summarized as follows (exercise price represents a weighted-average):
	1998 Plan		ISO Plan		LT Plan

	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at June 30, 2002	2,779	$12.12	126	$30.71	1,080	$30.14
Granted	1,298	9.67	58	21.57	1,204	21.12
Exercised	(327)	11.67	-	-	-	-
Forfeited	(83)	11.68	-	-	-	-

Outstanding at June 30, 2003	3,667	$11.30	184	$27.84	2,284	$25.38
Granted	993	12.66	59	26.47	1,032	25.99
Exercised	(612)	11.73	-	-	(41)	25.92
Forfeited	(168)	11.79	-	-	(38)	19.90

Outstanding at June 30, 2004	3,880	$11.56	243	$27.50	3,237	$25.71
Granted	1,004	11.51	103	24.89	1,149	24.58
Exercised	(685)	12.70	-	-	-	-
Forfeited	(123)	11.48	-	-	-	-

Outstanding at June 30, 2005	4,076	$11.36	346	$26.73	4,386	$23.28

Options exercisable at June 30, 2005	915	$11.97	155	$28.96	1,755	$26.98

The option price per share for certain options in the 1990 and 1998 plans was less than the fair market value at the date of grant, thus creating deferred unearned compensation. Deferred unearned compensation is expensed over the vesting period of the stock option and was $9,660, $10,306 and $10,503 in 2005, 2004 and 2003, respectively.

The LT Plan also allows for the grant of stock awards to executives and management. The awards vest over a period of four years and are valued at fair market value at date of grant. Stock awards grants are summarized as follows:
Grant Date:	Grant Price	Number of Shares	Date Vested	Total Compensation	Vesting Period

May 2005	$22.80	25	May 2009	$570	4 years
August 2004	25.51	4	Aug. 2008	94	4 years
July 2004	24.76	153	July 2008	3,772	4 years
October 2003	25.99	131	Oct. 2007	3,416	4 years
June 2003	23.62	118	June 2007	2,775	4 years
July 2002	19.90	164	July 2006	3,254	4 years
July 2001	27.10	96	July 2005	2,610	4 years

The total compensation expense is recorded as deferred unearned compensation and is expensed over the vesting period of the stock award and was $5,253, $3,542 and $2,304 in 2005, 2004 and 2003, respectively.

The following table provides additional information about options outstanding at June 30, 2005 (exercise price represents a weighted-average):
			Outstanding			Exercisable

Range of Exercise Price			Shares	Remaining Years	Exercise Price	Shares	Exercise Price

Common:
$2.56	to	$11.80	457	0.9	$10.98	178	$9.90
$11.84	to	$18.94	397	2.2	18.33	-	-
$20.80	to	$20.80	529	3.2	20.80	227	20.80
$23.60	to	$23.60	78	3.0	23.60	-	-
$27.30	to	$27.30	275	5.1	27.30	-	-

Class A Common:
$9.01	to	$11.46	2,159	3.1	$8.46	187	$9.38
$11.57	to	$17.06	1,887	3.0	12.58	705	12.44
$17.25	to	$24.76	2,425	4.2	22.88	601	21.15
$25.18	to	$33.00	2,318	5.0	28.10	1,317	29.58
$36.30	to	$38.19	15	0.3	38.15	15	38.15

			10,540			3,230

The estimated weighted-average fair values of options granted using the Black-Scholes option-pricing model and related assumptions were as follows:
	2005	2004	2003

Weighted-average fair value of options granted:
At fair value	$7.25	$10.31	$7.79
At less than fair value	$13.26	$12.95	$11.89

Dividend yield	0.60%	0.40%	0.40%
Expected volatility	35.88%	44.48%	46.18%
Risk-free interest rate	3.26%	3.17%	4.48%
Expected life of option (years)	3.98	4.52	3.65

The Company’s directors are eligible to participate in The Molex Incorporated Deferred Compensation Plan and the newly adopted 2005 Molex Outside Directors’ Deferred Compensation Plan under which they may elect on a yearly basis to defer all or a portion of the following year’s compensation. A participant may elect to have the amount deferred (a) accrue interest during each calendar quarter at a rate equal to the average six month Treasury Bill rate in effect at the beginning of each calendar quarter, or (b) credited as stock “units” whereby each unit is equal to one share of Common Stock. The cumulative amount that is deferred for each participating director is subject to the claims of the general creditors of Molex.

If a director elects to have his or her director fees deferred as stock units, the fees earned for a given quarter are converted to stock units at the closing price on the date of record for paying dividends. These stock units are then marked to market value at the end of each quarter. The liability associated with deferred director fees for credited stock “units” was $3,728 at June 30, 2005 and $3,903 at June 30, 2004.

Upon termination of service as a director, the accumulated amount will be distributed in a lump sum. At the time of distribution, any stock units will be converted into cash by multiplying the number of units by the fair market value of the stock as of the payment date.

23. Segment and Related Information

The Company operates in one product segment: the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity. Management operates the business through four regions. The Americas region consists primarily of operations in the U.S., Mexico and Brazil. The Far East North region includes Japan and Korea and a manufacturing operation in northern China. The Far East South region includes the rest of China, Singapore and the remaining countries in Asia. European operations are located in both Eastern and Western Europe. Revenue between regions is recorded at market-based prices. Information by region for the years ended June 30 is summarized in the following table:

		Far East	Far East		Corporate
	Americas	North	South	Europe	and Other	Elims.	Total

2005:
Customer revenue	$701,470	$523,717	$769,218	$504,453	$49,794	$-	$2,548,652
Intercompany revenue	184,528	324,294	127,454	44,902	111,153	(792,331)	-

Net revenue	$885,998	$848,011	$896,672	$549,355	$160,947	$(792,331)	$2,548,652

Depreciation and amortization	$58,334	$84,093	$29,905	$42,512	$15,878	$-	$230,722
Income tax expense	17,106	51,677	15,640	(175)	(21,785)	-	62,463
Net income	29,196	112,082	81,860	(18,835)	(49,869)	-	154,434
Assets	971,948	634,708	655,033	522,186	360,579	(416,782)	2,727,672
Capital expenditures	36,173	106,389	47,106	29,577	11,650	-	230,895

2004:
Customer revenue	$686,129	$499,348	$623,619	$385,051	$52,568	$-	$2,246,715
Intercompany revenue	178,692	237,843	100,620	39,684	96,624	(653,463)	-

Net revenue	$864,821	$737,191	$724,239	$424,735	$149,192	$(653,463)	$2,246,715

Depreciation and amortization	$69,011	$80,607	$26,151	$36,170	$16,541	$-	$228,480
Income tax expense	29,761	34,771	5,221	1,680	(7,862)	-	63,571
Net income	55,754	80,875	75,353	(7,980)	(28,052)	-	175,950
Assets	848,035	633,258	524,515	516,404	323,754	(273,620)	2,572,346
Capital expenditures	30,880	80,105	33,304	33,049	12,386	-	189,724

2003:
Customer revenue	$641,197	$407,821	$458,819	$291,043	$44,218	$-	$1,843,098
Intercompany revenue	109,970	153,845	47,918	26,366	95,332	(433,431)	-

Net revenue	$751,167	$561,666	$506,737	$317,409	$139,550	$(433,431)	$1,843,098

Depreciation and amortization	$78,154	$75,282	$22,467	$29,563	$23,264	$-	$228,730
Income tax expense	6,719	15,438	13,192	(1,192)	(9,395)	-	24,762
Net income	20,500	40,080	62,192	(7,090)	(30,764)	-	84,918
Assets	894,446	489,509	456,620	445,440	221,313	(177,438)	2,329,890
Capital expenditures	37,937	62,538	27,902	24,359	18,457	-	171,193

Corporate and Other assets include goodwill, intangible assets and investments. Corporate and Other net revenue includes revenue from operations that have not yet been assigned to a particular region.

Customer revenue and net property, plant and equipment by significant foreign country within the Company’s regions are summarized as follows:
	2005	2004	2003

Customer revenue:
United States	$674,575	$664,954	$635,332
Japan	429,742	422,524	338,221
China	495,926	404,380	276,791

Net property, plant and equipment:
United States	$301,140	$346,388	$388,210
Japan	251,429	266,499	252,922
China	136,798	111,244	98,848

During fiscal 2005, 2004 and 2003, no customer accounted for more than 10% of consolidated net revenue.

24. Quarterly Financial Information (Unaudited)

The following is a condensed summary of the Company’s unaudited quarterly results of operations and quarterly stock price data for fiscal 2005, 2004 and 2003:

	Quarter	2005	2004	2003

Net revenue	1st	$640,230	$496,763	$469,246
	2nd	651,818	548,982	454,609
	3rd	612,842	569,153	443,177
	4th	643,762	631,817	476,066

Gross profit	1st	225,282	168,024	159,039
	2nd	221,520	179,297	174,595
	3rd	211,408	202,267	144,940
	4th	215,134	227,158	129,126

Income before income taxes	1st	72,239	43,978	39,515
	2nd	71,661	56,693	37,150
	3rd	61,403	62,366	32,737
	4th	11,584	76,855	640

Income taxes (benefit)	1st	19,529	11,874	9,483
	2nd	19,355	15,314	8,916
	3rd	16,587	16,832	7,857
	4th	6,992	19,551	(1,494)

Net income	1st	52,484	32,062	29,962
	2nd	52,246	41,216	28,188
	3rd	44,822	45,471	24,804
	4th	4,882	57,201	1,964

Basic earnings per share	1st	0.28	0.17	0.16
	2nd	0.28	0.22	0.15
	3rd	0.24	0.24	0.13
	4th	0.03	0.30	0.01

Diluted earnings per share	1st	0.28	0.17	0.15
	2nd	0.27	0.21	0.15
	3rd	0.24	0.24	0.13
	4th	0.03	0.30	0.01

During the fourth quarter of fiscal 2005, income from operations was impacted by a pre-tax charge of $27,875 relating to restructuring costs for employment reductions and facility closures (see Note 7). The Company also recorded pre-tax asset impairment charges of $25,169 (see Note 12). These combined charges reduced net income by $45,923, or $0.24 per share. The aggregate effect of corrections of errors recorded in the fourth fiscal quarter of 2005 increased gross profit by $1,383 and increased selling, general and administrative expenses by $1,382, and reduced equity income by $386, resulting in a decrease in pre-tax income of $385 and an increase in net income of $5,417 ($0.03 per share). See Note 4.

The aggregate effect of corrections of errors recorded in the third fiscal quarter of 2005 reduced gross profit and pre-tax income by $2,013, resulting in an increase in net income of $1,299 or $0.01 per share in the quarter. See Note 4.

The aggregate effect of corrections of errors recorded in the first fiscal quarter of 2005 reduced gross profit by $7,332 and increased selling, general and administrative expenses by $81, resulting in a reduction of pre-tax income of $7,413 ($4,818 after-tax or $0.03 per share in the quarter). See Note 4.

During the fourth quarter of fiscal 2003, income from operations was impacted by a pre-tax charge of $35,030 relating to employment reductions and write-off of manufacturing assets. This charge and a pre-tax investment write-down of $5,089 reduced net income by $28,577 (net of tax benefit of $11,539).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
September 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders, Molex Incorporated

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Molex Incorporated maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Molex Incorporated maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Molex Incorporated and our report dated September 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
September 7, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee of Molex’s Board of Directors engaged Ernst & Young LLP to serve as the Company’s independent registered public accounting firm as of December 9, 2004. Deloitte & Touche LLP, Molex’s former independent registered public accounting firm, resigned on November 13, 2004. Incorporated herein by reference is Item 4.01 from the Current Report on Form 8-K (Form 8-K) and Item 4.01 from the Form 8-K/A, including the letter of Deloitte & Touche LLP filed as Exhibit 16.1 thereto (8-K Amendment), filed by Molex with the Securities and Exchange Commission on November 18, 2004 and December 1, 2004, respectively, in connection with the change in the Company’s independent auditor as required by Item 304(a) of Regulation S-K. There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure pursuant to Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Molex’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Immediately preceding Part II, Item 9 of this Form 10-K is the report of Ernst & Young LLP, Molex’s independent registered public accounting firm, regarding its audit of Molex’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including Molex’s CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Molex’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of its internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of Molex’s Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, management reviews identified data errors, control problems or acts of fraud, if any, and seeks to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in Molex’s periodic reports on Form 10-Q and Form 10-K. Many of the components of the Company’s Disclosure Controls are also evaluated on an ongoing basis by Molex’s Internal Audit Department and by other personnel in the Finance organization. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls, and to modify them as necessary. Molex’s intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

During fiscal 2005, Molex’s management identified a number of errors (described in Note 4 of the “Notes to Consolidated Financial Statements” in this Form 10-K) with respect to which remedial action was taken. Disclosure regarding these matters as well as the remedial action taken by the Company was included in the Controls and Procedures disclosures included in Part I, Item 4 of the Company’s Form 10-Q/A for the first fiscal quarter filed on March 21, 2005, the Form 10-Q for the second fiscal quarter filed on March 21, 2005 and in the Form 10-Q for the third fiscal quarter filed on May 10, 2005.

Molex’s management analyzed the materiality of the effect of these changes made during the period covered by the report on Molex’s internal control over financial reporting by considering the effect in light of the materiality standards provided by the relevant case law in accordance with guidance issued by the staff of the SEC. Management took into consideration that even well designed controls operating as designed cannot provide absolute assurance and that internal control over financial reporting has inherent limitations because the process is subject to human error resulting from lapses in judgment and breakdowns resulting from human failure. Management also considered Molex’s response subsequent to discovery of the deficiencies, including the promptness with which the underlying deficiencies were brought to the attention of the Audit Committee and the scrutiny under which Molex’s internal control environment was reviewed. Additionally, management considered the fact that many of these deficiencies were identified by management and not by Molex’s independent public accountant. Management also considered the materiality of the recorded adjustments on Molex’s results of operations and earnings trends for fiscal year 2005. The matters described above have been discussed with Molex’s Audit Committee and independent public accountant.

Based upon the controls evaluation, Molex’s CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Molex and its consolidated subsidiaries is made known to management, including the CEO and CFO, during the period when the Company’s periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Molex management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under management’s supervision, an evaluation of the design and effectiveness of Molex’s internal control over financial reporting was conducted based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Molex’s internal control over financial reporting was effective as of June 30, 2005.

Ernst & Young LLP, an independent registered public accounting firm, as auditors of Molex Incorporated’s financial statements, has issued an attestation report on management’s assessment of the effectiveness of Molex’s internal control over financial reporting as of June 30, 2005. Ernst & Young LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Molex’s internal control over financial reporting, is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the captions “Information About Corporate Governance and the Board of Directors,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2005 is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated by reference in this section.

Item 11. Executive Compensation

The information under the captions “Information About Compensation and Executive Officer Transactions” and “Information About Corporate Governance and the Board of Directors – Directors’ Compensation” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors, Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the captions “Election of Directors,” “Information About Compensation and Executive Officer Transactions” and “Security Ownership of Directors, Management and Certain Beneficial Owners” in the Company’s 2005 Proxy Statement is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information under the caption “Independent Auditor’s Fees” in the Company’s 2005 Proxy Statement is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements: See Item 8.

2. Financial Statement Schedule: See Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements for the Company’s unconsolidated affiliated companies, accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

3. Exhibits: Exhibits listed on the accompanying Index to Exhibits are filed or incorporated herein as part of this annual report on Form 10-K.

Molex Incorporated
Schedule II - Valuation and Qualifying Accounts
For the Years Ended June 30, 2005, 2004, and 2003
(in thousands)

	Balance at			Other/	Balance at
	Beginning	Charges		Currency	End
	of Period	to Income	Write-Offs	Translation	of Period

Receivable Reserves:
Year ended 2005	$22,901	$51,126	$(49,730)	$(4,004)	$20,293
Year ended 2004	$18,404	$50,731	$(48,594)	$2,360	$22,901
Year ended 2003	$18,692	$46,561	$(47,363)	$514	$18,404

Inventory Reserves:
Year ended 2005:
Slow and Excess	$34,900	$11,531	$(15,732)	$(1,188)	$29,511
Blocked Stock	2,114	(488)	-	-	1,626
Other	4,313	(1,252)	-	-	3,061

Total	$41,327	$9,791	$(15,732)	$(1,188)	$34,198

Year ended 2004:
Slow and Excess	$35,802	$9,523	$(12,149)	$1,724	$34,900
Blocked Stock	1,858	256	-	-	2,114
Other	2,726	1,587	-	-	4,313

Total	$40,386	$11,366	$(12,149)	$1,724	$41,327

Year ended 2003:
Slow and Excess	$40,016	$12,638	$(18,597)	$1,745	$35,802
Blocked Stock	1,969	(111)	-	-	1,858
Other	4,932	(2,206)	-	-	2,726

Total	$46,917	$10,321	$(18,597)	$1,745	$40,386

Deferred tax asset valuation allowance:
Year ended 2005	$23,076	$6,849	$(1,225)	-	$28,700
Year ended 2004	$15,794	$7,282	-	-	$23,076
Year ended 2003	$8,418	$7,376	-	-	$15,794

Molex Incorporated
Index of Exhibits

Exhibit
Number		Description

3	3.1	Certificate of Incorporation (as amended and restated) (incorporated by reference to 2000 Form 10-K, Exhibit 3.1)

	3.2	By-laws (as amended and restated) (incorporated by reference to 2000 Form 10-K, Exhibit 3.2)

4	Instruments defining rights of security holders including indentures. See Exhibit 3.1

10	Material Contracts

	10.1	The Molex Deferred Compensation Plan (incorporated by reference to 1984 Form 10-K, Exhibit 10.6) *

	10.2	The 1990 Molex Incorporated Executive Stock Bonus Plan (as amended) (incorporated by reference to 1998 Form 10-K, Exhibit 10.2) *

	10.3	The 1990 Molex Incorporated Stock Option Plan (as amended) (incorporated by reference to 1998 Form 10-K, Exhibit 10.3) *

	10.4	The 1991 Molex Incorporated Incentive Stock Option Plan (as amended) (incorporated by reference to 1999 Form 10-K, Exhibit 10.4) *

	10.5	The 1998 Molex Incorporated Stock Option Plan (incorporated by reference to 1999 Form 10-K, Exhibit 10.5) *

	10.6	The 2000 Molex Incorporated Incentive Stock Option Plan (incorporated by reference to 2001 Form 10-K, Exhibit 10.6) *

	10.7	Form of Stock Option Agreement under the 2000 Molex Incorporated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.8	The 2000 Molex Incorporated Executive Stock Bonus Plan (as amended) (incorporated by reference to 2001 Form 10-K, Exhibit 10.7) *

	10.9	The 2000 Molex Incorporated Long-Term Stock Plan (incorporated by reference to 2001 Form 10-K, Exhibit 10.8) *

	10.10	Form of Option/Stock Award Agreement under the 2000 Molex Incorporated Long- Term Stock Plan (incorporated by reference to Exhibit 10.10 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.11	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.4 to the Form 8-K filed on August 2, 2005) *

	10.12	Molex Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.5 to the Form 8-K filed on August 2, 2005) *

	10.13	Amended and Restated Molex-Japan Directors’ and Executive Officers’ Retirement Trust (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on June 7, 2005) *

Exhibit
Number		Description

	10.14	Molex Cash Merit Bonus Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 8, 2005) *

	10.15	Form of memoranda with respect to bonus incentive arrangements (incorporated by reference to Exhibit 10.11 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.16	Summary of Officer Relocation and Expatriate assignment arrangements (incorporated by reference to Exhibit 10.15 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.17	Deferred Compensation Agreement between Molex Incorporated and F.A. Krehbiel (incorporated by reference to Exhibit 10.12 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.18	Deferred Compensation Agreement between Molex Incorporated and J.H. Krehbiel, Jr. (incorporated by reference to Exhibit 10.13 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.19	Summary of Arrangement with Goro Tokuyama (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on August 2, 2005) *

	10.20	Employment offer letter from Molex Incorporated to David D. Johnson (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.21	Summary of Arrangements with Certain Executives (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the fiscal quarter ended March 31, 2005) *

	10.22	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 6, 2005) *

	10.23	Schedule with respect to Officer Compensation (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 7, 2005) *

	10.24	Schedule with respect to Officer Compensation (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 2, 2005) *

16	Letter re Change in Certifying Accountant (incorporated by reference to Exhibit 99.1 to the Form 8-K/A filed on December 1, 2004)

21	Subsidiaries of registrant

23	Independent Auditors’ Consent

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Section 302 certification by Chief Executive Officer

	31.2	Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

	32.1	Section 906 certification by Chief Executive Officer and Chief Financial Officer

(All other exhibits are either inapplicable or not required.)

* This exhibit is a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

MOLEX INCORPORATED

(Company)
By:
September 12, 2005	Vice President, Treasurer and	/S/	DAVID D. JOHNSON

	Chief Financial Officer (Principal Financial		David D. Johnson
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 12, 2005	Co-Chairman of the Board	/S/	FREDERICK A. KREHBIEL

Frederick A. Krehbiel

September 12, 2005	Co-Chairman of the Board	/S/	JOHN H. KREHBIEL, JR.

John H. Krehbiel, Jr.

September 12, 2005	Vice Chairman of the Board and	/S/	MARTIN P. SLARK

	Chief Executive Officer (Principal Executive Officer)		Martin P. Slark

September 12, 2005	Vice President, Treasurer and	/S/	DAVID D. JOHNSON

	Chief Financial Officer (Principal Financial		David D. Johnson
Officer and Principal Accounting Officer)

September 12, 2005	Director	/S/	FRED L. KREHBIEL

Fred L. Krehbiel

September 12, 2005	Director	/S/	MICHAEL J. BIRCK

Michael J. Birck

September 12, 2005	Director	/S/	DOUGLAS K. CARNAHAN

Douglas K. Carnahan

September 12, 2005	Director	/S/	MICHELLE L. COLLINS

Michelle L. Collins

September 12, 2005	Director	/S/	EDGAR D. JANNOTTA

Edgar D. Jannotta

September 12, 2005	Director	/S/	DAVID L. LANDSITTEL

David L. Landsittel

September 12, 2005	Director	/S/	JOE W. LAYMON

Joe W. Laymon

September 12, 2005	Director	/S/	DONALD G. LUBIN

Donald G. Lubin

September 12, 2005	Director	/S/	MASAHISA NAITOH

Masahisa Naitoh

September 12, 2005	Director	/S/	ROBERT J. POTTER

Robert J. Potter

-73-