Form 10-Q
period 2005-09-30
MOLEX INC
filed 2005-11-04
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On October 31, 2005, the following numbers of shares of the Company’s common stock were outstanding:
Common Stock	100,105,403
Class A Common Stock	86,227,839
Class B Common Stock	94,255

Molex Incorporated

PART I

Item 1.  Financial Statements

Molex Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	Sept. 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309,913	$309,756
Marketable securities	113,312	187,835
Accounts receivable, less allowances of $29,098 and $20,293, respectively	564,980	539,533
Inventories	305,770	290,100
Other current assets	47,955	46,839
Total current assets	1,341,930	1,374,063
Property, plant and equipment, net	987,356	984,237
Goodwill	143,844	143,872
Other assets	225,835	225,500
Total assets	$2,698,965	$2,727,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,992	$252,370
Accrued expenses	158,931	159,059
Other current liabilities	39,755	58,075
Total current liabilities	448,678	469,504
Other non-current liabilities	11,071	10,788
Accrued pension and postretirement benefits	68,843	67,063
Long-term debt and obligations under capital leases	9,580	9,975
Minority interest in subsidiaries	2,095	2,078
Total liabilities	540,267	559,408
Stockholders’ equity:
Common Stock	10,816	10,796
Paid-in capital	379,163	400,173
Retained earnings	2,323,874	2,286,826
Treasury stock	(619,871)	(568,917)
Deferred unearned compensation	–	(31,910)
Accumulated other comprehensive income	64,716	71,296
Total stockholders’ equity	2,158,698	2,168,264
Total liabilities and stockholders’ equity	$2,698,965	$2,727,672

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2005	2004

Net revenue	$659,815	$640,230
Cost of sales	433,629	414,948
Gross profit	226,186	225,282

Selling, general and administrative	161,417	155,285
Restructuring costs	4,870	–
Total operating expenses	166,287	155,285

Income from operations	59,899	69,997

Equity income	(3,109)	(2,029)
Loss on investments	–	712
Interest income, net	(2,313)	(925)
Other income, net	(5,422)	(2,242)

Income before income taxes and minority interest	65,321	72,239

Income taxes	18,616	19,529
Minority interest	34	226

Net income	$46,671	$52,484

Earnings per share:
Basic	$0.25	$0.28
Diluted	$0.25	$0.28

Dividends per share	$0.0500	$0.0375

Average common shares outstanding:
Basic	187,243	188,763
Diluted	188,543	190,617

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2005	2004

Cash and cash equivalents, beginning of period	$309,756	$234,431

Operating activities:
Net income	46,671	52,484
Add (deduct) non-cash items included in net income:
Depreciation and amortization	54,667	57,193
Stock-based compensation	6,738	3,787
Other non-cash charges (credits)	10,475	(1,045)
Changes in assets and liabilities, excluding effects of
foreign currency adjustments:
Accounts receivable	(33,929)	(18,685)
Inventories	(15,708)	(17,186)
Accounts payable	(1,234)	(7,332)
Other current assets and liabilities	(16,533)	(15,939)
Other assets and liabilities	(1,509)	1,139
Cash provided from operating activities	49,638	54,416

Investing activities:
Capital expenditures	(64,067)	(48,435)
Proceeds from sales of marketable securities	379,402	927,059
Purchases of marketable securities	(305,175)	(916,023)
Other investing activities	(2,650)	13,275
Cash provided from (used for) investing activities	7,510	(24,124)

Financing activities:
Net decrease in debt	(2,272)	(65)
Cash dividends paid	(7,048)	(4,730)
Principal payments on capital leases	(729)	(827)
Exercise of stock options	3,438	1,360
Purchase of treasury stock	(50,107)	(21,905)
Reissuance of treasury stock	–	213
Cash used for financing activities	(56,718)	(25,954)

Effect of exchange rate changes on cash	(273)	(477)
Net increase in cash and cash equivalents	157	3,861
Cash and cash equivalents, end of period	$309,913	$238,292

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except per share data)

1.

Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” or “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 58 plants in 19 countries on five continents.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, except as discussed in Note 3, considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily an indication of the results that may be expected for the year ending June 30, 2006. The Condensed Consolidated Balance Sheet as of June 30, 2005 was derived from our audited consolidated financial statements for the year ended June 30, 2005. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005.

The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures.  Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets.  Estimates are revised periodically.  Actual results could differ from these estimates.

2.

Recent Accounting Pronouncements

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met.  The Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 109-2 in December 2004 which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act.  We have considered the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries.  The one-time repatriation provision is elective, and is applicable to us on certain foreign profit distributions received during either fiscal 2005 or 2006.  We did not repatriate earnings under the Act in fiscal 2005 and do not expect to repatriate foreign earnings under the Act in fiscal 2006.

3.

Correction of Prior Years’ Errors

 Included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2004 is a charge of $9,100 ($5,914 after-tax) for the cumulative effect of an error in prior years.  This error related to the inadvertent omission of in-transit intercompany inventory in our calculation of profit-in-inventory elimination.  We recorded this profit-in-inventory adjustment as a reduction to inventories and a charge to cost of sales.

Also included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2004 is a charge of $4,824 ($3,136 after-tax) for the cumulative effect of an error in prior years related to our vacation accrual calculation and a charge for the correction of an error of the prior year bonus accrual of $500 ($325 after-tax).

In addition, included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2004 are the correction of an error related to a prior year inventory allowance of $1,142 ($742 after-tax), the correction of an error of a prior year insurance accrual of $2,700 ($1,755 after-tax), and the cumulative effect of an error related to prior years’ receivable allowance of $3,169 ($2,060 after-tax).  These three items had a positive impact on net income.

The aggregate effect of these corrections of errors recorded in the Condensed Consolidated Statement of Income for the three months ended September 30, 2004 reduced gross profit by $7,332 and increased selling, general and administrative expenses by $81, resulting in a reduction of pre-tax income of $7,413 ($4,818 after-tax or $0.03 per share).  We have concluded that the correction of errors related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the trends of the financial statements, or to a fair presentation of our results of operations and financial position for any of the years affected.  Accordingly, results for fiscal 2004 and prior years have not been restated.

4.

Stock Option Plans

We have five stock incentive plans currently in effect, two of which may issue future grants: the 1990 Stock Option Plan (1990 Plan), the 1991 Incentive Stock Option Plan (1991 Plan), the 1998 Stock Option Plan (1998 Plan), the 2000 Incentive Stock Option Plan (ISO Plan) and the 2000 Long-Term Stock Plan (LT Plan).

1998 Plan:  The most significant terms of this plan provide that (a) options may be granted for 12.5 million shares of Class A Common Stock and (b) the option price shall be not less than 10% nor more than 100% of the fair market value of the stock on the date of grant.  Most of the options vest over a four-year to eight-year term with an expiration period of five to nine years, respectively.  For options granted under this plan, the option price has been at 50% of the fair market value of the stock.

1990 Plan:  This plan expired as of June 30, 1999.  The most significant terms of this plan provided that (a) options were authorized to be granted for 6.875 million shares of Common Stock and (b) the option price was 50% of the fair market value of the stock on the date of grant.  Most of the options vest over a four-year or eight-year term with an expiration period of five to nine years, respectively, with an option price being 50% of the fair market value of the stock on the date of grant.

1991 Plan:  This plan expired as of June 30, 2000.  The most significant terms of this plan provided that (a) options were authorized to be granted for 3.8 million shares of Common Stock and (b) the option price was the fair market value of the stock on the date of grant.  Most of the options vest over a four-year or ten-year term with an expiration period of five to eleven years, respectively.

ISO Plan:  This plan expired as of June 30, 2005.  The most significant terms of this plan, available to executives and directors, provided that (a) options were authorized to be granted for 500,000 shares of Class A Common Stock and (b) the option price was the fair market value of the stock on the date of grant.  Most of the options vest over three-year, four-year or eight-year terms with an expiration period of four, five or nine years, respectively.  Under the ISO Plan, the options granted were either qualified or nonqualified.  Unless specifically stated otherwise, all options granted were qualified.

LT Plan:  The most significant terms of this plan, available to executives and management, provide that (a) options may be granted for 12 million shares of Class A Common Stock and (b) either option grants priced at the fair market value of the stock on the date of grant or restricted shares may be granted.  Most of the options vest over a four-year term with an expiration period ranging between five to 10 years from the date of grant.  The restricted shares vest equally over a four-year period and are distributed upon vesting.

Prior to July 1, 2005, we had accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended September 30, 2005 included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on July 1, 2005, income before income taxes and net income for the three months ended September 30, 2005, are $3,143 and $2,247 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2005 would have been $0.26, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.25. Additionally, as a result of adopting SFAS No. 123(R), deferred unearned compensation of $31,910 was eliminated against paid-in capital.

Compensation cost recognized in selling, general and administrative expense under the fair value provisions of SFAS No. 123(R) was $6,738 for the three months ended September 30, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,920 for the three months ended September 30, 2005.  The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2004, if we had applied the fair value recognition provisions of SFAS No. 123(R):

Net income as reported	$52,484
Add: Stock-based compensation included in reported
net income, net of related tax benefit of $1,022	2,765
Deduct: Stock-based compensation determined under
fair value method, net of related tax benefit of $1,992	(5,385)
Pro forma net income	$49,864

Earnings per share:
Basic	$0.28
Diluted	$0.28
Pro forma earnings per share:
Basic	$0.26
Diluted	$0.26

Stock option transactions relating to the 1990 and 1991 Plans are summarized as follows (exercise price represents a weighted-average):

	1990 Plan		1991 Plan
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2005	488	$11.07	1,248	$21.83
Exercised	(132)	10.91	–	–
Forfeited or expired	–	–	–	–
Outstanding at September 30, 2005	356	$11.14	1,248	$21.83

Options exercisable at September 30, 2005	312	$11.10	266	$21.13

Stock option transactions relating to the 1998, ISO and LT Plans are summarized as follows (exercise price represents a weighted-average):

	1998 Plan		ISO Plan		LT Plan
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2005	4,076	$11.36	346	$26.73	4,386	$25.41
Granted	2	12.27	–	–	338	24.63
Exercised	(150)	12.66	–	–	–	–
Forfeited or expired	(37)	11.22	(50)	33.02	–	–
Outstanding at September 30, 2005	3,891	$11.31	296	$25.67	4,724	$25.36

Options exercisable at September 30, 2005	800	$11.84	149	$26.28	2,463	$26.07

The LT Plan also allows for the grant of stock awards to executives and management.  The awards vest over a period of four years and are valued at fair market value at date of grant.  Stock awards transactions are summarized as follows:

	2005		2004
		Fair Mkt		Fair Mkt
	Shares	Value	Shares	Value
Nonvested shares at June 30	409	$24.03	409	$24.33
Granted	88	24.94	152	24.78
Vested	(93)	23.43	(88)	25.66
Forfeited or expired	–	–	–	–
Nonvested shares at September 30	404	$24.36	473	$24.23

As of September 30, 2005, there was $7,336 of total unrecognized compensation cost related to the above nonvested stock awards.  We expect to recognize the cost of these stock awards over a weighted-average period of 5.2 years.  The total fair value of shares vested during the quarters ended September 30, 2005 and 2004 was $2,375 and $2,094, respectively.

Stock-based compensation is expensed over the vesting period of the option or award and was $6,738 and $3,787 for the three months ended September 30, 2005 and 2004, respectively.  The weighted-average grant date fair value of each option granted during the three months ended September 30, 2005 and 2004 was $8.45 and $7.88, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004 was $7,318 and $4,126, respectively.

At September 30, 2005, there were 9,988 options expected to vest with a weighted-average exercise price of $19.27, a weighted-average remaining contractual term of 3.8 years and an aggregate intrinsic value of $71,109.  In addition, there were 3,991 exercisable options with a weighted-average exercise price of $21.73 and an aggregate intrinsic value of $21,604.

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant.  Expected volatilities are based on historical volatility of Common Stock. We estimate the expected life of the option using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.  The estimated weighted-average fair values of and related assumptions for options granted were as follows:

	Three Months Ended
	September 30,
	2005	2004
Weighted-average fair value of options granted:
At fair value	$8.43	$7.64
At less than fair value	$13.49	$13.61

Assumptions:
Dividend yield	0.80%	0.60%
Expected volatility	39.59%	36.39%
Risk-free interest rate	4.06%	2.84%
Expected life of option (years)	4.00	3.97

Our directors are eligible to participate in The Molex Incorporated Deferred Compensation Plan and the newly adopted 2005 Molex Outside Directors’ Deferred Compensation Plan under which they may elect on a yearly basis to defer all or a portion of the following year’s compensation.   A participant may elect to have the amount deferred (a) accrue interest during each calendar quarter at a rate equal to the average six month Treasury Bill rate in effect at the beginning of each calendar quarter, or (b) credited as stock “units” whereby each unit is equal to one share of Common Stock.  The cumulative amount that is deferred for each participating director is subject to the claims of our general creditors.

If a director elects to have his or her director fees deferred as stock units, the fees earned for a given quarter are converted to stock units at the closing price on the date of record for paying dividends.  These stock units are then marked to market value at the end of each quarter.  The liability associated with deferred director fees for credited stock “units” was $4,145 at September 30, 2005 and $3,756 at September 30, 2004.

Upon termination of service as a director, the accumulated amount will be distributed in a lump sum.  At the time of distribution, any stock units will be converted into cash by multiplying the number of units by the fair market value of the stock as of the payment date.

On October 28, 2005, the stockholders voted to adopt the following plans:  the Amended and Restated 1998 Molex Stock Option and Restricted Stock Plan; the 2005 Molex Employee Stock Award Plan; the 2005 Molex Employee Stock Purchase Plan; the 2005 Molex Incentive Stock Option Plan; and the Amended and Restated 2000 Molex Long-Term Stock Plan.

5.

Restructuring Charges

During the fourth quarter of fiscal 2005, we recorded a pretax charge of $27,875 ($21,594 after-tax) related to closing certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs. This charge included $12,150 relating to write-downs of manufacturing assets and facilities and $15,725 for severance costs related to a workforce reduction of 600 employees. During the first quarter of fiscal 2006, an additional $4,870 of previously announced costs were recorded of which $2,816 impacted the Americas region and $1,802 impacted the European region.  At September 30, 2005, accrued expenses of $11,146 for severance payments related to these workforce reductions remained in the consolidated balance sheet.  We expect to pay substantially all of the remaining restructuring liabilities by June 30, 2006.

The change in the accrued severance balance related to the restructuring charge is summarized as follows:

Balance at June 30, 2005	$10,285
Charges to expense	4,475
Cash payments	(3,614)
Balance at September 30, 2005	$11,146

6.

Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows:

	Three Months Ended
	September 30,
	2005	2004
Basic average common shares outstanding	187,243	188,763
Effect of dilutive stock options	1,300	1,854
Diluted average common shares outstanding	188,543	190,617

7.

Comprehensive Income

Total comprehensive income is summarized as follows:

	Three Months Ended
	September 30,
	2005	2004
Net income	$46,671	$52,484
Translation adjustments	(6,804)	(12,672)
Unrealized investment gain (loss)	223	(13)
Total comprehensive income	$40,090	$39,799

8.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market.  Inventories, net of allowances, consist of the following:

	Sept. 30,	June 30,
	2005	2005
Raw materials	$47,049	$43,423
Work in process	99,892	94,695
Finished goods	158,829	151,982
Total inventories	$305,770	$290,100

9.

Pensions and Other Postretirement Benefits

The components of pension and retiree health care benefit cost are as follows for the three months ended September 30, 2005 and 2004:

	Pension		Retiree Health Care
	2005	2004	2005	2004
Service cost	$2,219	$1,997	$641	$470
Interest cost	1,298	952	597	471
Expected return on plan assets	(1,274)	(1,047)	–	–
Amortization of prior service cost	28	51	(18)	(66)
Recognized actuarial losses	353	349	260	159
Amortization of transition obligation	9	15	–	–
Benefit cost	$2,633	$2,317	$1,480	$1,034

10.

Commitments and Contingencies

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us, and certain of our officers and employees.  The stockholder actions have been consolidated, and the consolidated complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of the federal securities laws and rules.  As relief, the complaint seeks, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). We believe the complaint is without merit and intend to vigorously contest the complaint.

In addition, on October 21, 2005, a stockholder derivative action was filed against us and certain of our directors and officers. The derivative action arises principally out of the same facts as the stockholder actions.  We believe the allegations in the stockholder derivative action are without merit and intend to vigorously contest this action.

11.

Segments and Related Information

We operate in one product segment, the manufacture and sale of electronic components, and four regions.  Revenue is recognized based on the location of the selling entity.  Information by region for the three months ended September 30 is summarized as follows:

		Inter-
	Customer	Company	Total	Net
	Revenue	Revenue	Revenue	Income
2005:
Americas	$185,212	$46,946	$232,158	$5,770
Far East South	218,123	33,399	251,522	27,885
Far East North	127,453	88,561	216,014	24,677
Europe	114,529	10,902	125,431	(2,875)
Corporate and other	14,498	29,315	43,813	(8,786)
Eliminations	–	(209,123)	(209,123)	–
Total	$659,815	$–	$659,815	$46,671

2004:
Americas	$176,623	$55,286	$231,909	$11,572
Far East South	190,339	36,344	226,683	25,108
Far East North	131,639	76,902	208,541	25,137
Europe	128,414	10,589	139,003	2,625
Corporate and other	13,215	27,199	40,414	(11,958)
Eliminations	–	(206,320)	(206,320)	–
Total	$640,230	$–	$640,230	$52,484

Molex Incorporated

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”

Overview

Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 58 plants in 19 countries on five continents. We also provide manufacturing services to integrate specific components into a customer’s product.

Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy.  Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments.  We expect that the marketplace environment will remain highly competitive.  Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead, and attract, motivate and retain key personnel to manage our operational, financial and management information systems.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2005 and 2004

The table below shows our results of operations for the three months ended September 30, 2005 and 2004 and the absolute and percentage change in those results from period to period.

	Three Months Ended				Results as %
	September 30,		$ Change	% Change	of Net Revenue
(in thousands)			Favorable	Favorable
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Net revenue	$659,815	$640,230	$19,585	3.1%	100.0%	100.0%
Cost of sales	433,629	414,948	(18,681)	(4.5)	65.7	64.8
Gross profit	226,186	225,282	904	0.4	34.3	35.2

Selling, general & administrative	161,417	155,285	(6,132)	(3.9)	24.5	24.3
Restructuring costs	4,870	–	(4,870)	(100.0)	0.7	–
Income from operations	59,899	69,997	(10,098)	(14.4)	9.1	10.9

Other (income) expense, net	(5,422)	(2,242)	3,180	141.8	0.8	0.4
Income before income taxes	65,321	72,239	(6,918)	(9.6)	9.9	11.3
Income taxes & minority interest	18,650	19,755	1,105	5.6	2.8	3.1
Net income	$46,671	$52,484	$(5,813)	(11.1)%	7.1%	8.2%

Net Revenue

The strengthening of certain foreign currencies, principally the Brazilian Real and Korean Won, compared with the U.S. dollar increased revenue by approximately $9.4 million for the three months ended September 30, 2005 over the prior year period.  We estimate that the impact of price erosion reduced revenue by approximately $17.7 million compared with the prior year.  The balance of the revenue increase came primarily from unit volume increases with existing customers and existing products, and sales of new products.  We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  Revenue derived from the sale of new products that we released within the last 36 months was $190.3 million, or 28.8% of total revenue, in the current year period, compared with $174.8 million, or 27.3% of revenue, for the prior year period.

We operate in one product segment, the manufacture and sale of electronic components, and four regions.  Revenue is recognized based on the location of the selling entity.  The following table sets forth information on the net revenue by geographic region for the periods indicated:

	Three Months Ended				As %
	September 30,		$ Change	% Change	of Net Revenue
(in thousands)			Favorable	Favorable
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Americas	$185,212	$176,623	$8,589	4.9%	28.1%	27.6%
Far East North	127,453	131,639	(4,186)	(3.2)	19.3	20.6
Far East South	218,123	190,339	27,784	14.6	33.1	29.7
Europe	114,529	128,414	(13,885)	(10.8)	17.4	20.1
Corp. and Other	14,498	13,215	1,283	9.7	2.1	2.0
Total	$659,815	$640,230	$19,585	3.1%	100.0%	100.0%

Americas Region  – North and South America

Customer revenue in the Americas region increased due to a slightly stronger demand for electronic connector products, particularly in high performance applications, including cable assemblies for the high-end server market in supercomputer applications. We also experienced some recovery in the telecommunications market, resulting in demand for cable harnesses in that area. New products generated 25% of revenue for the three months ended September 30, 2005.

Modest sales growth in the Americas region reflects the movement offshore of original equipment manufacturers and contract manufacturers.  We believe that this trend contributed to sales in other regions of our business, especially the Far East South region.

Integrated product sales grew at a faster rate than connector products, with the most significant increase from high performance cables and fiber optics products for computer and industrial market applications, as well as for the telecommunications market.

Far East North Region – Japan and Korea

Customer revenue in the Far East North region decreased $5.9 million, or 4.5%, in local currencies during the three months ended September 30, 2005 due to a seasonal slowdown related to the Japanese standard PDC phone format, and by a shortage of flash memory components used in flat panel displays that indirectly reduced demand for our product. Foreign currency translation offset approximately $1.7 million of the revenue decrease. New products generated 26% of revenue for the three months ended September 30, 2005.

The region continues to capitalize on its ability to design compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market.  The region is developing new connectors for third generation (3G) phones, which in Japan include such high-speed capabilities as TV and camera functionality.  We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.

Far East South Region – Singapore, Malaysia, China, Thailand, Taiwan and India

Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region increased $23.8 million, or 12.5%, in local currencies for the three months ended September 30, 2005.  This region is our largest and fastest growing region.  Foreign currency translation added approximately $3.9 million of revenue during the period.  The revenue growth in this region was driven by strong demand across the mobile phone sector of the telecommunications market, consumer products and computer markets. New products generated 35% of revenue for the three months ended September 30, 2005.

Our sales in China increased by 15% as a result of customer demand supported by increased production capacity. The drivers of this growth were American, European and Japanese companies moving their design and production to China and greater penetration of Taiwanese multinational accounts.  We experienced strong demand in the mobile phone, notebook and desktop computer, consumer electronics and automotive markets.

European Region

Customer revenue in the European region decreased $14.6 million, or 11.3%, in local currencies for the three months ended September 30, 2005, due primarily to weakness in the automotive industry. Foreign currency translation slightly offset this decrease by approximately $0.7 million of revenue during the period. New products generated 28% of revenue for the three months ended September 30, 2005.

The decline in sales in the European region includes the movement offshore of original equipment manufacturers and contract manufacturers.  We believe that this trend contributed to sales in other regions of our business, especially the Far East South region.

The region is focused on the strongest markets that we believe are most likely to stay in Europe.  These include connectors and integrated products for industrial, medical and automotive applications.

Gross Profit

Gross profit as a percentage of net revenue decreased during the three months ended September 30, 2005, as compared with the prior year period, because we were not able to fully offset the negative impact of price erosion with the leverage on the higher sales volume.  The gross profit margin was also negatively impacted by higher raw material costs.  We estimate that we paid approximately $3.8 million more for metal alloys (primarily copper), gold and plastic resins in the current quarter compared with the same period last year. Although we implemented offsetting price increases to our distribution sales channel, it has not been as successful with the majority of our business.  Our customer mix skews toward large global accounts and industries that make raising prices more difficult.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar.  As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue.  We estimate that the total currency translation had a positive impact on gross profit of approximately $1.6 million for the three months ended September 30, 2005 compared with the prior year quarter.

Included in the results for the three months ended September 30, 2004 are corrections of errors that reduced gross profit by $7.3 million.  See Note 3 to the “Notes to Condensed Consolidated Financial Statements” for further discussion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily as a result of a $5.7 million provision for a potentially uncollectible account receivable from an automotive customer that filed for bankruptcy and the adoption of Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-based Payments.” The adoption of SFAS No. 123(R), resulted in additional compensation expense of approximately $3.1 million. Total stock-based compensation recorded in the Condensed Consolidated Statements of Income was $6.7 million for the three months ended September 30, 2005 compared to $3.8 million for the prior year period (see Note 4 of the “Notes to the Condensed Consolidated Financial Statements”).  Research and development expenditures increased $1.2 million to $34.6 million, or 5.2% of net revenue, for the three months ended September 30, 2005, a percentage comparable to the prior year period.  The impact of currency translation increased selling, general and administrative expenses by approximately $0.9 million.

Restructuring Costs

We recorded a pre-tax restructuring charge of $4.9 million during the three months ended September 30, 2005, which consisted primarily of severance and other employee-related costs. We recorded a pre-tax charge of $27.9 million in the fourth quarter of fiscal 2005 in connection with our restructuring to reduce costs, better optimize plant utilization and reduce selling, general and administrative expenses. The restructuring includes facility closures that impact our operations in the Americas and European regions.  We estimate that we will reduce headcount by approximately 1,400 employees initially and then add back 800 employees at the facilities where production is being transferred, for a net reduction of 600 employees.

In the Americas region, we will close an industrial manufacturing facility in New England and cease manufacturing in our Detroit area automotive facility. The automotive development center also located in the Detroit area will continue in operation. Production from these facilities will be transferred to existing plants within the region.

In Europe, we will close certain manufacturing facilities in Ireland, Portugal and Slovakia, and reduce the size of a development center in Germany. Production from these manufacturing facilities will be transferred to existing plants within the region.

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. The actual timing of the facility closures and related headcount reductions and the resulting charges and cash expenditures will be dependent upon a number of factors including our efforts to achieve a phased and efficient transfer of production. Implementation of this restructuring program is expected to continue through fiscal 2006 for which we anticipate an additional estimated pre-tax charge of $15 million to $20 million during fiscal 2006.  Approximately 65% of the additional charges are expected to impact the Americas region with the remainder impacting Europe. For additional information concerning the status of our restructuring programs see Note 5 of the “Notes to Condensed Consolidated Financial Statements.”  See also “Cautionary Statement Regarding Forward-Looking Information”.

Effective Tax Rate

The effective tax rate was 28.5% for the three months ended September 30, 2005 compared with 27.0% for the prior year period. The increase in the effective tax rate from the prior year reflects increased taxable income in jurisdictions with higher tax rates.

Net Income

Net income for the three months ended September 30, 2005 was $46.7 million, down 11.1% from $52.5 million reported in the prior year quarter. Net income for the three months ended September 30, 2005 included after-tax charges of $3.7 million for restructuring costs and $3.6 million for a potentially uncollectible account receivable.  Foreign currency translation increased net income by approximately $0.6 million as compared with the prior year quarter.

Comprehensive income includes all non-stockholder changes in equity and consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income increased $0.3 million to $40.1 million for the three months ended September 30, 2005 from $39.8 million for the prior year period.  The increase was primarily due to a lower adverse effect from currency translation adjustments as compared with the prior year period, which resulted from the weaker U.S. dollar versus the yen and euro, offset by lower net income.

 Backlog

Our order backlog on September 30, 2005 was approximately $288.0 million, a decline of $25.6 million compared with $313.6 million at September 30, 2004. The decrease in backlog was primarily due to vendor-managed inventory programs to customers. Under this method, the new order and shipment occur simultaneously without impacting reported backlog.  New orders for the three months ended September 30, 2005 were $693.2 million, compared with $622.4 million for the prior year period.

Financial Condition and Liquidity

Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves.  Cash, cash equivalents and marketable securities totaled $423.2 million and $497.6 million at September 30, 2005 and June 30, 2005, respectively.  The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments.  Our long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions.  We believe that our liquidity and financial flexibility are adequate to support both current and future growth.  We have historically used external borrowings only when a clear financial advantage exists. Long-term debt and obligations under capital leases at September 30, 2005 totaled $9.6 million.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Sept. 30,	Sept. 30,
	2005	2004
Cash provided from operating activities	$49,638	$54,416
Cash provided by (used for) investing activities	7,510	(24,124)
Cash used for financing activities	(56,718)	(25,954)
Effect of exchange rate changes on cash	(273)	(477)
Net increase in cash	$157	$3,861

Operating Activities

Cash provided from operating activities decreased by $4.8 million from the prior year period due mainly to greater use of funds to finance working capital needs compared with the prior year period.  This working capital increase was primarily due to the revenue growth for the three months ended September 30, 2005 compared with the prior year period. Working capital is defined as current assets minus current liabilities.

Investing Activities

During the three months ended September 30, 2005, we realized net proceeds on the sale of marketable securities in the amount of $74.2 million. The net proceeds were used to fund capital expenditures of $64.1 million and the purchase of treasury stock. During the three months ended September 30, 2004, we realized net proceeds from the sale of our investment in an affiliate in the amount of $14.1 million and marketable securities in the amount of $11.0 million.  The net proceeds were used to fund capital expenditures of $48.4 million.

Financing Activities

Cash was used primarily for the payment of dividends and the purchase of treasury stock.  We purchased 1,973,000 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2005, at an aggregate cost of $50.1 million and 875,000 shares of Class A Common Stock during the three months ended September 30, 2004, at an aggregate cost of $21.9 million.

Our Board of Directors previously authorized the repurchase of up to an aggregate $250.0 million of common stock though December 31, 2006. Approximately $165.3 million was remaining under the authorization as of September 30, 2005.

We have a strong cash balance and cash flow and very little debt.  We believe at this time that share repurchases are a good investment as compared with investing our cash in short-term money instruments or marketable securities, particularly with the current low interest rates.  We also use shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and our Employee Stock Purchase Plan.

As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures.  The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2005.  In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations.  There have been no material changes in our contractual obligations and commercial commitments since June 30, 2005 arising outside of the ordinary course of  business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices.  We mitigate foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve and invoicing of customers in the same currency as the source of the products.  We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments.  Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were outstanding at September 30, 2005 and 2004.

We have implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments.  Under the policy, we do not use derivative financial or commodity instruments for speculative purposes, and the use of such instruments is subject to strict approval levels by senior management.  Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows.

Our $113.3 million of marketable securities at September 30, 2005 are principally debt instruments that generate interest income on our temporary excess cash balances.  These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date.  Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.

Interest rate exposure is limited to the marketable securities that we own and long-term debt.  We do not actively manage the risk of interest rate fluctuations.  However, such risk is mitigated by the relatively short-term nature of our investments, which is generally less than twelve months, and the fixed-rate nature of our long-term debt.

We do not have exposure to any off-balance-sheet arrangements with the exception of certain operating leases.  Due to the nature of our operations, we are not subject to significant concentration risks relating to customers, products or geographic locations.

We monitor the environmental laws and regulations in the countries in which we operate.  We have implemented an environmental program to reduce the generation of potentially hazardous materials during our manufacturing process and believe we continue to meet or exceed local government regulations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Molex is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 3 and Item 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1.  Legal Proceedings

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us and certain of our officers and employees.  The stockholders actions have been consolidated before Judge Ruben Castillo in a case pending in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et al., Case No. 05C 1245.  The Consolidated Amended Complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  The complaint also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5.  As relief, the complaint seeks, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts).  The individual defendants named in the Consolidated Amended Complaint are: J. Joseph King, Diane S. Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel, Ronald L. Schubel and Martin A. Slark.  On July 6, 2005 the Court appointed City of Pontiac Group as lead plaintiff, and approved City of Pontiac Group’s choice of lead counsel.  On September 6, 2006, the Court denied the plaintiff’s motion to permit limited discovery.  All named defendants have moved to dismiss the Consolidated Amended Complaint.  We believe the plaintiff’s allegations are without merit and intend to vigorously contest the complaint.

In addition, on October 21, 2005, a stockholder derivative action (Case No. 05 CH 17978) was filed against us and certain of our directors and officers in the Circuit Court of Cook County, Illinois. The derivative action arises principally out of the same facts as the stockholder actions.  We believe the allegations in the stockholder derivative action are without merit and intend to vigorously contest this action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2005, our Board of Directors authorized the purchase of up to $250.0 million of Common Stock and/or Class A Common Stock during the period ending December 31, 2005. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2005 were as follows (in thousands except per share data):

			Total Number	Dollar Value
	Total		of Shares	of Shares
	Number		Purchased as	That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan
July 1 – July 31	–	$–	–	$215,398
Aug. 1 – Aug. 31	1,393	25.65	1,393	179,665
Sept. 1 – Sept. 30	580	24.78	580	165,291
Total	1,973	$25.40	1,973	$165,291

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on October 28, 2005.  Our stockholders elected all of the Board’s nominees for director, approved the adoption of all proposed equity plans and also ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending June 30, 2006.  Substantially all Class B Common Stock shares, 94,105, were voted “for” the election of each nominee for director and “for” each of the other proposals and are included in the table below.  The voting results were as follows:

(1) Election of Directors
		For	Withheld
John H. Krehbiel, Jr.		93,006,788	2,139,639
Robert J. Potter		91,075,877	4,070,550
Edgar D. Jannotta		84,493,314	10,653,113
Donald G. Lubin		89,042,363	6,104,064
David L. Landsittel		93,484,976	1,661,452

(2) Adoption of Amended and Restated 1998 Molex Stock Option and Restricted Stock Plan

For Against Abstain	71,309,260 17,422,957 968,844

(3) Adoption of 2005 Molex Employee Stock Award Plan

For Against Abstain	78,564,129 10,392,224 744,708

(4) Adoption of 2005 Molex Employee Stock Purchase Plan

For Against Abstain	80,341,638 8,617,737 741,686

(5) Adoption of 2005 Molex Incentive Stock Option Plan

For Against Abstain	77,385,552 11,216,457 1,099,052

(6) Adoption of Amended and Restated 2000 Molex Long-Term Stock Plan

For Against Abstain	76,209,126 11,999,961 1,491,973

(7) Ratification of selection of Ernst & Young LLP

For Against Abstain	93,960,790 454,745 730,892

Cautionary Statement Regarding Forward-Looking Information

Our disclosure and analysis in this report, including information incorporated by reference, contain forward-looking information about our Company’s current expectations or forecasts of future results.  You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

Among the factors that could cause actual results to differ materially from those stated are those risk factors listed in our annual report on Form 10-K for the fiscal year ended June 30, 2005, and also include the following: the risk that customer demand will decrease either temporarily or permanently, whether due to our actions or the demand for our products, and that we may not be able to respond through cost reductions in a timely and effective manner; price cutting, new product introductions and other actions by our competitors; fluctuations in the costs of raw materials that we are not able to pass through to customers because of existing contracts or market factors; the challenges attendant to plant closing and restructurings, including the difficulty of predicting plant closing and relocation costs, the difficulty of commencing or increasing production at existing facilities, and the reactions of customers, governmental units, employees and other groups; the challenges attendant to plant construction; and the ability to realize cost savings from restructuring activities.  You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this list to be a complete set of all potential risks or uncertainties.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 8-K, 10-Q, and 10-K reports to the Securities and Exchange Commission.

Item 6.  Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Section 302 certification by Chief Executive Officer
	31.2	Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

	32.1	Section 906 certification by Chief Executive Officer
	32.2	Section 906 certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

_______________________

(Registrant)

Date:  November 4, 2005

/S/ DAVID D. JOHNSON

______________________

David D. Johnson

Vice President, Treasurer and

Chief Financial Officer