Form 10-Q
period 2005-12-31
MOLEX INC
filed 2006-02-02
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2005
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission File Number 0-7491

____________

MOLEX INCORPORATED (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2369491 (I.R.S. Employer Identification No.)

2222 Wellington Court, Lisle, Illinois 60532 (Address of principal executive offices) Registrant’s telephone number, including area code: (630) 969-4550

____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On January 27, 2006, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock Class A Common Stock Class B Common Stock	99,801,567 85,154,890 94,255

Molex Incorporated

PART I

Item 1.  Financial Statements

Molex Incorporated

Condensed Consolidated Balance Sheets

(in thousands)

	Dec. 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$327,691	$309,756
Marketable securities	92,158	187,835
Accounts receivable, less allowances of $23,829 and $20,293, respectively	585,676	539,533
Inventories	312,518	290,100
Other current assets	40,369	46,839
Total current assets	1,358,412	1,374,063
Property, plant and equipment, net	991,989	984,237
Goodwill	154,200	143,872
Other assets	226,295	225,500
Total assets	$2,730,896	$2,727,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,756	$252,370
Accrued expenses	153,915	153,464
Other current liabilities	61,650	63,670
Total current liabilities	472,321	469,504
Other non-current liabilities	11,590	10,788
Accrued pension and postretirement benefits	69,881	67,063
Long-term debt and obligations under capital leases	8,925	9,975
Minority interest in subsidiaries	2,369	2,078
Total liabilities	565,086	559,408
Stockholders’ equity:
Common stock	10,863	10,796
Paid-in capital	395,946	400,173
Retained earnings	2,373,071	2,286,826
Treasury stock	(669,551)	(568,917)
Deferred unearned compensation	–	(31,910)
Accumulated other comprehensive income	55,481	71,296
Total stockholders’ equity	2,165,810	2,168,264
Total liabilities and stockholders’ equity	$2,730,896	$2,727,672

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net revenue	$697,348	$651,818	$1,357,163	$1,292,048
Cost of sales	455,390	430,298	889,019	845,246
Gross profit	241,958	221,520	468,144	446,802

Selling, general and administrative	159,753	153,763	321,170	309,048
Restructuring costs	6,517	–	11,387	–
Total operating expenses	166,270	153,763	332,557	309,048

Income from operations	75,688	67,757	135,587	137,754

Equity income	(3,402)	(3,151)	(6,511)	(5,180)
(Gain) loss on investments	(114)	646	(114)	1,358
Interest income, net	(2,659)	(1,399)	(4,972)	(2,324)
Other income, net	(6,175)	(3,904)	(11,597)	(6,146)

Income before income taxes and minority interest	81,863	71,661	147,184	143,900

Income taxes	23,331	19,355	41,947	38,884
Minority interest	29	60	63	286

Net income	$58,503	$52,246	$105,174	$104,730

Earnings per share:
Basic	$0.31	$0.28	$0.56	$0.55
Diluted	$0.31	$0.27	$0.56	$0.55

Dividends per share	$0.0500	$0.0375	$0.1000	$0.0750

Average common shares outstanding:
Basic	186,042	188,589	186,697	188,713
Diluted	187,648	190,506	188,387	190,616

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2005	2004
Cash and cash equivalents, beginning of period	$309,756	$234,431

Operating activities:
Net income	105,174	104,730
Add non-cash items included in net income:
Depreciation and amortization	106,684	117,977
Share-based compensation	12,695	7,575
Other non-cash charges	7,250	797
Changes in assets and liabilities, excluding effects of
foreign currency adjustments:
Accounts receivable	(52,446)	3,227
Inventories	(22,476)	(9,538)
Accounts payable	8,265	(20,302)
Other current assets and liabilities	7,267	(16,732)
Other assets and liabilities	5,516	(4,486)
Cash provided from operating activities	177,929	183,248

Investing activities:
Capital expenditures	(131,122)	(105,343)
Proceeds from sales of marketable securities	645,136	2,300,585
Purchases of marketable securities	(549,693)	(2,310,474)
Other investing activities	(17,617)	14,373
Cash used for investing activities	(53,296)	(100,859)

Financing activities:
Net decrease in debt	(2,519)	(392)
Cash dividends paid	(16,351)	(11,799)
Principal payments on capital leases	(1,401)	(1,713)
Exercise of stock options	9,185	5,002
Purchase of treasury stock	(95,114)	(23,615)
Reissuance of treasury stock	–	438
Cash used for financing activities	(106,200)	(32,079)

Effect of exchange rate changes on cash	(498)	12,903
Net increase in cash and cash equivalents	17,935	63,213
Cash and cash equivalents, end of period	$327,691	$297,644

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals except as discussed in Note 2, considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily an indication of the results that may be expected for the year ending June 30, 2006. The Condensed Consolidated Balance Sheet as of June 30, 2005 was derived from our audited consolidated financial statements for the year ended June 30, 2005. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005.

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

2.

Correction of Prior Years’ Errors

Included in the Condensed Consolidated Statement of Income for the six months ended December 31, 2004 is a charge of $9,100 ($5,914 after-tax) for the cumulative effect of an error in prior years.  This error related to the inadvertent omission of in-transit intercompany inventory in our calculation of profit-in-inventory elimination.  We recorded this profit-in-inventory adjustment as a reduction to inventories and a charge to cost of sales.

Also included in the Condensed Consolidated Statement of Income for the six months ended December 31, 2004 is a charge of $4,824 ($3,136 after-tax) for the cumulative effect of an error in prior years related to our vacation accrual calculation and a charge for the correction of an error of the prior year bonus accrual of $500 ($325 after-tax).

In addition, included in the Condensed Consolidated Statement of Income for the six months ended December 31, 2004 are the correction of an error related to a prior year inventory allowance of $1,142 ($742 after-tax), the correction of an error of a prior year insurance accrual of $2,700 ($1,755 after-tax), and the cumulative effect of an error related to prior years’ receivable allowance of $3,169 ($2,060 after-tax).  These three items had a positive impact on net income.

The aggregate effect of these corrections of errors recorded in the Condensed Consolidated Statement of Income for the six months ended December 31, 2004 reduced gross profit by $7,332 and increased selling, general and administrative expenses by $81, resulting in a reduction of pre-tax income of $7,413 ($4,818 after-tax or $0.03 per share).  We have concluded that the correction of errors related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the trends of the financial statements, or to a fair presentation of our results of operations and financial position for any of the years affected.  Accordingly, results for fiscal 2004 and prior years were not restated when these errors were corrected in fiscal 2005.

3.

Stock Incentive Plans

We have granted nonqualified and incentive stock options, restricted stock units and stock bonus awards to our directors, officers and employees under our stock plans pursuant to the terms of such plans.

Prior to July 1, 2005, we had accounted for share-based compensation programs according to the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended December 31, 2005 included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on July 1, 2005, share-based compensation cost recognized in selling, general and administrative expense lowered income before income taxes and net income for the three months ended December 31, 2005, by $2,912 and $1,988, respectively, and income before income taxes and net income for the six months ended December 31, 2005, by $6,055 and $4,133, respectively, compared with results if we had continued to account for share-based compensation under APB No. 25. Basic earnings per share for the three and six months ended December 31, 2005 would have been $0.33 and $0.59, respectively, and diluted earnings per share $0.32 and $0.58, respectively, if we had not adopted SFAS No. 123(R), compared with reported basic and diluted earnings per share of $0.31 and $0.56, respectively. Additionally, as a result of adopting SFAS No. 123(R), deferred unearned compensation of $31,910 was reclassified to paid-in capital on July 1, 2005.

The following table illustrates the effect on net income and earnings per share for the three and six months ended December 31, 2004, if we had applied the fair value recognition provisions of SFAS No. 123(R):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2004	Dec. 31, 2004
Net income as reported	$52,246	$104,730
Add: share-based compensation included in reported net income,
net of related tax benefit of $1,022 and $2,045, respectively	2,765	5,530
Deduct: share-based compensation determined under fair value method,
net of related tax benefit of $2,003 and $3,995, respectively	(5,416)	(10,801)
Pro forma net income	$49,595	$99,459

Earnings per share:
Basic	$0.28	$0.55
Diluted	$0.27	$0.55

Pro forma earnings per share:
Basic	$0.26	$0.53
Diluted	$0.26	$0.52

Share-based compensation is expensed on a straight-line basis over the vesting period of the entire option or award and was $5,957 and $3,787 for the three months ended December 31, 2005 and 2004, respectively, and $12,695 and $7,575 for the six months ended December 31, 2005 and 2004, respectively.

Stock Options

Stock options that we grant to employees who are not executive officers (“non-officer employees”) are generally options to purchase Class A Common Stock at an exercise price that is 50% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant. Prior to December 2005, stock options to non-officer employees expired on the fifth anniversary of the grant. After December 2005, stock options to non-officer employees are automatically exercised on the vesting date.

The stock options that we grant to executive officers and directors are generally options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the award with a term of seven years.

Stock option transactions are summarized as follows (exercise price represents a weighted-average):

		Exercise
	Shares	Price
Outstanding at June 30, 2005	10,544	$18.94
Granted	1,026	23.81
Exercised	(1,186)	11.83
Forfeited or expired	(124)	23.95
Outstanding at December 31, 2005	10,260	$20.19

The weighted-average prices of the stock underlying each option granted during the three months ended December 31, 2005 and 2004 were $23.43 and $19.17, respectively, and $23.81 and $24.15 for the six months ended December 31, 2005 and 2004, respectively.  The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $12,792 and $4,562, respectively, and during the six months ended December 31, 2005 and 2004 was $16,815 and $6,594, respectively.

At December 31, 2005, there were 3,819 exercisable options with a weighted-average exercise price of $23.00 and an aggregate intrinsic value of $13,584. In addition, there were 6,119 options expected to vest with a weighted-average exercise price of $18.74, a weighted-average remaining contractual term of 3.9 years and an aggregate intrinsic value of $39,778.

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

	Six Months Ended
	December 31,
	2005	2004
Weighted-average fair value of options granted:
At fair value of underlying stock	$8.15	$7.64
At less than fair value of underlying stock	$14.67	$13.72

Assumptions:
Dividend yield	0.80%	0.60%
Expected volatility	34.70%	36.38%
Risk-free interest rate	4.40%	2.85%
Expected life of option (years)	4.64	3.97

As of December 31, 2005, there were options outstanding to purchase 1,386 shares of Common Stock and 8,874 shares of Class A Common Stock.

Stock Awards

Stock awards are generally comprised of restricted stock units and stock bonus awards that are convertible into shares of Class A Common Stock.  Generally, these grants vest 25% per year beginning the first anniversary date of the award.  Stock awards transactions are summarized as follows:

	2005
		Fair Mkt
	Shares	Value
Nonvested shares at June 30	409	$24.03
Granted	249	24.56
Vested	(123)	24.06
Nonvested shares at December 31	535	$24.27

As of December 31, 2005, there was $9,395 of total unrecognized compensation cost related to the above nonvested stock awards.  We expect to recognize the cost of these stock awards over a weighted-average period of 2.8 years.  The total fair value of shares vested during the six months ended December 31, 2005 and 2004 was $3,124 and $2,914, respectively.

Directors’ Deferred Compensation Plan

Our directors are eligible to participate in The Molex Incorporated Deferred Compensation Plan and the newly adopted 2005 Molex Outside Directors’ Deferred Compensation Plan under which they may elect on a yearly basis to defer all or a portion of the following year’s compensation.   A participant may elect to have the deferred amount (a) accrue interest during each calendar quarter at a rate equal to the average six month Treasury Bill rate in effect at the beginning of each calendar quarter, or (b) credited as stock “units” whereby each unit is equal to one share of Common Stock.  The cumulative amount that is deferred for each participating director is subject to the claims of our general creditors.

If a director elects to have his or her director fees deferred as stock units, the fees earned for a given quarter are converted to stock units at the closing price on the date of record for paying dividends.  These stock units are then marked to market value at the end of each quarter.  The liability associated with deferred director fees for credited stock “units” was $4,164 at December 31, 2005 and $3,879 at December 31, 2004.

Upon termination of service as a director, the accumulated amount will be distributed in a lump sum.  At the time of distribution, any stock units will be converted into cash by multiplying the number of units by the fair market value of the stock as of the payment date.

4.

Restructuring Charges

During the fourth quarter of fiscal 2005, we recorded a pretax charge of $27,875 ($21,594 after-tax) related to closing certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs. This charge included $12,150 relating to write-downs of manufacturing assets and facilities and $15,725 for severance costs related to a net workforce reduction of 600 employees.  Implementation of this restructuring program is expected to continue through fiscal 2006 for which we anticipate an estimated pre-tax charge of $20 million during fiscal 2006.

In connection with the restructuring initiative, during the three months ended December 31, 2005, an additional $6,517 of costs were recorded, of which $3,098 related to the Americas region and $2,640 related to the European region.  This increases the year-to-date restructuring charges to $11,387, of which $5,914 related to the Americas region and $4,442 related to the European region.  The cumulative restructuring charges as of December 31, 2005 were $39,262, of which $20,001 related to the Americas region and $15,283 related to the European region.  At December 31, 2005, accrued expenses of $11,650 for severance payments related to the workforce reductions remained in the consolidated balance sheet.  We expect to pay substantially all of the remaining restructuring liabilities by June 30, 2006.

The change in the accrued severance balance related to the restructuring charge is summarized as follows:

Balance at June 30, 2005	$10,285
Charges to expense	9,997
Cash payments	(8,632)
Balance at December 31, 2005	$11,650

5.

Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Basic average common shares outstanding	186,042	188,589	186,697	188,713
Effect of dilutive stock options	1,606	1,917	1,690	1,903
Diluted average common shares outstanding	187,648	190,506	188,387	190,616

6.

Comprehensive Income

Total comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$58,503	$52,246	$105,174	$104,730
Translation adjustments	(9,530)	75,091	(16,333)	62,419
Unrealized investment gain	295	22	518	9
Total comprehensive income	$49,268	$127,359	$89,359	$167,158

7.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market.  Inventories, net of allowances, consist of the following:

	Dec. 31,	June 30,
	2005	2005
Raw materials	$49,687	$43,423
Work in process	100,476	94,695
Finished goods	162,355	151,982
Total inventories	$312,518	$290,100

8.

Pensions and Other Postretirement Benefits

The components of pension benefit cost are as follows for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Service cost	$2,361	$2,243	$4,580	$4,240
Interest cost	1,366	1,577	2,664	2,529
Expected return on plan assets	(1,329)	(1,592)	(2,603)	(2,639)
Amortization of prior service cost	27	51	55	102
Recognized actuarial losses	368	145	721	494
Amortization of transition obligation	10	17	19	32
Benefit cost	$2,803	$2,441	$5,436	$4,758

The components of retiree health care benefit cost are as follows for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Service cost	$642	$470	$1,283	$940
Interest cost	596	471	1,193	942
Expected return on plan assets	–	–	–	–
Amortization of prior service cost	(18)	(66)	(35)	(132)
Recognized actuarial losses	260	159	519	318
Amortization of transition obligation	–	–	–	–
Benefit cost	$1,480	$1,034	$2,960	$2,068

9.

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

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers. The derivative actions arise principally out of the same facts as the stockholder actions described above.  These two actions have been consolidated and the consolidated complaint has not been filed.  We believe the allegations in the stockholder derivative actions are without merit and intend to vigorously contest these actions.

10.

Segments and Related Information

We operate in one product segment, the manufacture and sale of electronic components, and four geographic regions.  Revenue is recognized based on the location of the selling entity.  Information by region is summarized as follows:

		Inter-
	Customer	Company	Total	Net
	Revenue	Revenue	Revenue	Income
Three months ended:
December 31, 2005:
Americas	$198,110	$44,639	$242,749	$9,314
Far East North	129,622	100,152	229,774	32,154
Far East South	234,758	34,281	269,039	31,064
Europe	117,301	10,669	127,970	(7,515)
Corporate and other	17,557	30,533	48,090	(6,514)
Eliminations	–	(220,274)	(220,274)	–
Total	$697,348	$–	$697,348	$58,503

December 31, 2004:
Americas	$170,860	$43,598	$214,458	$8,364
Far East North	133,777	86,390	220,167	28,652
Far East South	204,219	31,906	236,125	19,607
Europe	128,753	11,325	140,078	(995)
Corporate and other	14,209	28,624	42,833	(3,382)
Eliminations	–	(201,843)	(201,843)	–
Total	$651,818	$–	$651,818	$52,246

Six months ended:
December 31, 2005:
Americas	$383,322	$91,585	$474,907	$15,084
Far East North	257,075	188,713	445,788	56,831
Far East South	452,881	67,680	520,561	58,948
Europe	231,830	21,571	253,401	(10,390)
Corporate and other	32,055	59,848	91,903	(15,299)
Eliminations	–	(429,397)	(429,397)	–
Total	$1,357,163	$–	$1,357,163	$105,174

December 31, 2004:
Americas	$347,483	$98,884	$446,367	$19,936
Far East North	265,416	163,292	428,708	53,789
Far East South	394,558	68,250	462,808	44,715
Europe	257,167	21,914	279,081	1,630
Corporate and other	27,424	55,823	83,247	(15,340)
Eliminations	–	(408,163)	(408,163)	–
Total	$1,292,048	$–	$1,292,048	$104,730

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

Results of Operations

The tables below show our results of operations for the three and six months ended December 31, 2005 and 2004 and the absolute and percentage change in those results from period to period (in thousands).

	Three Months Ended		$ Change	% Change	Results as %
	December 31,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Net revenue	$697,348	$651,818	$45,530	7.0%	100.0%	100.0%
Cost of sales	455,390	430,298	(25,092)	(5.8)	65.3	66.0
Gross profit	241,958	221,520	20,438	9.2	34.7	34.0

Selling, general & administrative	159,753	153,763	(5,990)	(3.9)	22.9	23.6
Restructuring costs	6,517	–	(6,517)	(100.0)	0.9	–
Income from operations	75,688	67,757	7,931	11.7	10.9	10.4

Other (income) expense, net	(6,175)	(3,904)	2,271	58.2	0.8	0.6
Income before income taxes	81,863	71,661	10,202	14.2	11.7	11.0
Income taxes & minority interest	23,360	19,415	(3,945)	(20.3)	3.3	3.0
Net income	$58,503	$52,246	$6,257	12.0%	8.4%	8.0%

	Six Months Ended		$ Change	% Change	Results as %
	December 31,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Net revenue	$1,357,163	$1,292,048	$65,115	5.0%	100.0%	100.0%
Cost of sales	889,019	845,246	(43,773)	(5.2)	65.5	65.4
Gross profit	468,144	446,802	21,342	4.8	34.5	34.6

Selling, general & administrative	321,170	309,048	(12,122)	(3.9)	23.7	23.9
Restructuring costs	11,387	–	(11,387)	(100.0)	0.8	–
Income from operations	135,587	137,754	(2,167)	(1.6)	10.0	10.7

Other (income) expense, net	(11,597)	(6,146)	5,451	88.7	0.8	0.4
Income before income taxes	147,184	143,900	3,284	2.3	10.8	11.1
Income taxes & minority interest	42,010	39,170	(2,840)	(7.3)	3.1	3.0
Net income	$105,174	$104,730	$444	0.4%	7.7%	8.1%

Net Revenue

The increase in revenue was derived primarily from unit volume increases with existing customers and existing products and sales of new products.  We estimate that the impact of price erosion reduced revenue by approximately $16.0 million compared with the prior year quarter.  For the six months ended December 31, 2005, the impact of price erosion reduced revenue by approximately $37.9 million.  We sell our products in five primary markets. A summary follows of the estimated change in revenue from each market during the second fiscal quarter of 2006 as compared with the same quarter last year (Comparable Quarter) and the first quarter of 2006 (Sequential Quarter):

	Comparable	Sequential
	Quarter	Quarter
Consumer	12%	11%
Telecommunications	16	6
Automotive	13	(1)
Data	(2)	–
Industrial	(1)	2

We operate in one product segment, the manufacture and sale of electronic components and four regions. Revenue is recognized based on the location of the selling entity. The following table sets forth information on the net revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended		$ Change	% Change	As %
	December 31,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Americas	$198,110	$170,860	$27,250	15.9%	28.4%	26.2%
Far East North	129,622	133,777	(4,155)	(3.1)	18.6	20.5
Far East South	234,758	204,219	30,539	15.0	33.7	31.3
Europe	117,301	128,753	(11,452)	(8.9)	16.8	19.8
Corporate and other	17,557	14,209	3,348	23.6	2.5	2.2
Total	$697,348	$651,818	$45,530	7.0%	100.0%	100.0%

	Six Months Ended		$ Change	% Change	As %
	December 31,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Americas	$383,322	$347,483	$35,839	10.3%	28.2%	26.9%
Far East North	257,075	265,416	(8,341)	(3.1)	18.9	20.5
Far East South	452,881	394,558	58,323	14.8	33.4	30.6
Europe	231,830	257,167	(25,337)	(9.9)	17.1	19.9
Corporate and other	32,055	27,424	4,631	16.9	2.4	2.1
Total	$1,357,163	$1,292,048	$65,115	5.0%	100.0%	100.0%

The strengthening of the U.S. dollar against certain foreign currencies, principally the yen and euro, decreased revenue by approximately $9.9 million for the three months ended December 31, 2005 over the prior year period. The following tables show the effect on the change in net revenue from foreign currency translations to the U.S. dollar for the three and six months ended December 31:

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$24,371	$2,879	$27,250	$30,367	$5,472	$35,839
Far East North	2,365	(6,520)	(4,155)	(3,546)	(4,795)	(8,341)
Far East South	29,733	806	30,539	53,571	4,752	58,323
Europe	(4,425)	(7,027)	(11,452)	(18,982)	(6,355)	(25,337)
Corporate and other	3,341	7	3,348	4,129	502	4,631
Net change	$55,385	$(9,855)	$45,530	$65,539	$(424)	$65,115

The change in revenue on a local currency basis is as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2005	Dec. 31, 2005
Americas	14%	9%
Far East North	2	(1)
Far East South	15	14
Europe	(3)	(7)
Total	9	5

We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  Revenue derived from the sale of new products released by us within the last 36 months as a percentage of net revenue was as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2005	Dec. 31, 2005
Americas	26%	25%
Far East North	23	25
Far East South	35	35
Europe	28	28
Total	28	29

Americas Region  – North and South America

Revenue in the Americas region increased from the prior year comparable periods primarily due to stronger demand and new product offerings for electronic connector products, particularly in high performance applications.  We experienced some recovery in the telecommunications market, resulting in demand for cable harnesses in that area. Demand for these products was higher during the second fiscal quarter of 2006 as compared with the sequential quarter.

Sales growth in the Americas region was affected by the movement offshore of original equipment manufacturers and contract manufacturers.  We believe that this trend contributed to sales in other regions of our business, especially in the Far East South region.

Far East North Region – Japan and Korea

Revenue in local currencies was higher during the second fiscal quarter as compared with the same quarter last year primarily due to stronger demand in the consumer and telecom markets.  However, year-to-date revenue was lower than the comparable period last year due to lower revenue in the first fiscal quarter of 2006. Demand for our product was lower during the first quarter primarily due to a slowdown related to the Japanese standard PDC phone format and a shortage of flash memory components used in flat panel displays.

The region continues to capitalize on its ability to design compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market.  The region is developing new connectors for third generation (3G) phones, which in Japan include such high-speed capabilities as video and camera functionality.  We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.

During the six months ended December 31, 2005, the region operated at a high capacity level with significant resources allocated to support higher demand in the Far East South region. Revenue between regions is generally recognized as intercompany revenue, which is excluded from the revenue by region table, above.

Far East South Region – Singapore, Malaysia, China, Thailand, Taiwan and India

Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region increased from the prior year comparable periods.  As a result, this region is our largest and fastest growing in terms of revenue. The revenue growth in this region was driven by strong demand across the mobile phone and consumer products markets.

Our sales in China increased by 18% during the six months ended December 31, 2005 compared with the prior year period, due to customer demand supported by increased production capacity. The drivers of this growth were American, European and Japanese companies moving their design and production to China and greater penetration of Taiwanese multinational accounts.  In China, we experienced higher demand in the mobile phone, data, consumer electronics and automotive markets.

European Region

Customer revenue in the European region decreased from the prior year comparable periods due primarily to weakness in the European automotive market and the movement offshore of original equipment manufacturers and contract manufacturers.  We believe that the latter is a trend that contributed to sales in other regions of our business, especially in the Far East South region.

The region is focused on the strongest markets that we believe are most likely to remain in Europe.  These include connectors and integrated products for industrial, medical and automotive applications.

Gross Profit

Gross profit increased primarily due to the increase in net revenue. Gross profit as a percentage of net revenue during the three months ended December 31, 2005, as compared with the prior year period, was higher primarily due to operating efficiencies gained in the Far East South region.

Gross profit as a percentage of net revenue during the six months ended December 31, 2005, was consistent with that of the prior year period. Included in the results for the six months ended December 31, 2004 are corrections of errors that reduced gross profit by $7.3 million. Excluding the effect of this adjustment, gross profit as a percentage of net revenue would have increased to 35.1% for the six months ended December 31, 2004. See Note 2 to the “Notes to Condensed Consolidated Financial Statements” for further discussion.

We estimate that we paid approximately $6.0 million and $9.8 million more for metal alloys (primarily copper), gold and plastic resins in the three and six month periods compared with the prior year periods. These increases, along with the impact of price erosion, were partially offset by decreases in the cost of components and improvements in manufacturing efficiencies.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar.  As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue.  We estimate that the impact from currency transactions increased gross profit by approximately $9.1 million and $10.9 million for the three and six months ended December 31, 2005 compared with the prior year periods.  These increases were primarily due to a stronger U.S. dollar compared with the yen during the three months ended December 31, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2005 included bad debt expense of approximately $3.0 million in connection with an account receivable from an automotive customer that filed for bankruptcy. A provision approximating $5.7 million was recorded for this receivable during the three months ended September 30, 2005, but because we factored this receivable during the three months ended December 31, 2005, bad debt expense was reduced by $2.7 million.

Effective in the 2006 fiscal year, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-based Payments,” which resulted in additional compensation expense of approximately $2.9 million and $6.1 million for three and six months ended December 31, 2005, respectively. Total share-based compensation recorded in the Condensed Consolidated Statements of Income was $6.0 million and $12.7 million for the three and six months ended December 31, 2005 compared with $3.8 million and $7.6 million for the prior year period (see Note 3 of the “Notes to the Condensed Consolidated Financial Statements”).

Research and development expenditures, which are classified as selling, general and administrative expense, increased to $70.3 million, or 5.2% of net revenue, for the six months ended December 31, 2005, a percentage comparable with the prior year period.  The impact of currency translation decreased selling, general and administrative expenses by approximately $3.6 million and $2.6 million for the three and six months ended December 31, 2005.

Restructuring Costs

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

In the Americas region, we are in the process of closing an industrial manufacturing facility in New England and ceasing manufacturing in our Detroit area automotive facility. The automotive development center also located in the Detroit area will continue in operation. Production from these facilities will be transferred to existing plants within the region.

In Europe, we closed manufacturing facilities in Portugal and Ireland and reduced the size of a development center in Germany since announcing the restructuring plan during the fourth quarter of fiscal 2005.  We are in the process of closing a manufacturing facility in Slovakia. Production from these manufacturing facilities was or will be transferred to existing plants within the region.

We recorded a pre-tax restructuring charge of $11.4 million during the six months ended December 31, 2005, which consisted primarily of severance and other employee-related costs.

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. The actual timing of the facility closures and related headcount reductions and the resulting charges and cash expenditures will be dependent upon a number of factors including our efforts to achieve a phased and efficient transfer of production. Implementation of this restructuring program is expected to continue through fiscal 2006 for which we anticipate an estimated pre-tax charge of $20 million during fiscal 2006.  Approximately 65% of the additional charges are expected to impact the Americas region with the remainder impacting Europe. For additional information concerning the status of our restructuring programs see Note 4 of the “Notes to Condensed Consolidated Financial Statements.”  See also “Cautionary Statement Regarding Forward-Looking Information.”

Effective Tax Rate

The effective tax rate was 28.5% for the three and six months ended December 31, 2005 compared with 27.0% for the prior year periods. The increase in the effective tax rate from the prior year reflects increased taxable income in jurisdictions with higher tax rates.

 Backlog

Our order backlog on December 31, 2005 was approximately $297.5 million, an increase of $11.8 million compared with $285.7 million at December 31, 2004.  Orders for the three months ended December 31, 2005 were $703.4 million, an increase of 15.7% compared with $607.8 million for the prior year period.

Financial Condition and Liquidity

Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves.  Cash, cash equivalents and marketable securities totaled $419.8 million and $497.6 million at December 31, 2005 and June 30, 2005, respectively.  The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments.  Our long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions.  We believe that our liquidity and financial flexibility are adequate to support both current and future growth.  We have historically used external borrowings only when a clear financial advantage exists. Long-term debt and obligations under capital leases at December 31, 2005 totaled $8.9 million.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Six Months	Six Months
	Dec. 31,	Dec. 31,
	2005	2004
Cash provided from operating activities	$177,929	$183,248
Cash used for investing activities	(53,296)	(100,859)
Cash used for financing activities	(106,200)	(32,079)
Effect of exchange rate changes on cash	(498)	12,903
Net increase in cash	$17,935	$63,213

Operating Activities

Cash provided from operating activities decreased by $5.3 million from the prior year period due mainly to greater use of funds to finance working capital needs compared with the prior year period.  This working capital increase was primarily due to the revenue growth for the six months ended December 31, 2005 compared with the prior year period.  Working capital is defined as current assets minus current liabilities.

Investing Activities

During the six months ended December 31, 2005, we realized net proceeds on the sale of marketable securities in the amount of $95.4 million. The net proceeds were used in funding capital expenditures of $131.1 million and the purchase of treasury stock. During the six months ended December 31, 2004, we realized net proceeds from the sale of our investment in an affiliate in the amount of $14.1 million.  The net proceeds were used in the funding of capital expenditures of $105.3 million.

Financing Activities

Cash was used primarily for the payment of dividends and the purchase of treasury stock.  We purchased 3,683,000 shares of Common Stock and Class A Common Stock during the six months ended December 31, 2005, at an aggregate cost of $95.1 million and 940,000 shares of Class A Common Stock during the six months ended December 31, 2004, at an aggregate cost of $23.6 million.

Our Board of Directors previously authorized the repurchase of up to an aggregate $250.0 million of common stock though December 31, 2006. Approximately $120.3 million was remaining under the authorization as of December 31, 2005.

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

As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures.  The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices.  We mitigate foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve and invoicing of customers in the same currency as the source of the products.  We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments.  Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were outstanding at December 31, 2005 and 2004.

We have implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments.  Under the policy, we do not use derivative financial or commodity instruments for speculative purposes and the use of such instruments is subject to strict approval levels by senior management.  Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows.

Our $92.2 million of marketable securities at December 31, 2005 are principally debt instruments that generate interest income on our temporary excess cash balances.  These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date.  Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.

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

Based upon their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the three months ended December 31, 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 3, Item 4 and Item 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1.  Legal Proceedings

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us and certain of our officers and employees.  The stockholders actions have been consolidated before Judge Ruben Castillo in a case pending in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et al., Case No. 05C 1245.  The Consolidated Amended Complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  The complaint also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5.  As relief, the complaint seeks, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts).  The individual defendants named in the Consolidated Amended Complaint are: J. Joseph King, Diane S. Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel, Ronald L. Schubel and Martin A. Slark.  On July 6, 2005 the Court appointed City of Pontiac Group as lead plaintiff and approved City of Pontiac Group’s choice of lead counsel.  On September 6, 2006, the Court denied the plaintiff’s motion to permit limited discovery.  All named defendants have moved to dismiss the Consolidated Amended Complaint.  We believe the plaintiff’s allegations are without merit and intend to vigorously contest the complaint.

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers in the Circuit Court of Cook County, Illinois. The derivative actions arise principally out of the same facts as the stockholder actions described above.  These two actions have been consolidated and the consolidated complaint has not been filed.  We believe the allegations in the stockholder derivative actions are without merit and intend to vigorously contest these actions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2005, our Board of Directors authorized the purchase of up to $250.0 million of Common Stock and/or Class A Common Stock during the period ending December 31, 2006. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2005 were as follows (in thousands, except price per share data):

			Total Number	Dollar Value
			of Shares	of Shares
	Total Number		Purchased as	That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
Oct. 1 – Oct. 31	–	$–	–	$165,291
Nov. 1 – Nov. 30	630	25.49	630	149,230
Dec. 1 – Dec. 31	1,080	26.80	1,080	120,285
Total	1,710	$26.32	1,710	$120,285

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

MOLEX INCORPORATED
(Registrant)

Date: February 2, 2006	/S/ DAVID D. JOHNSON
David D. Johnson
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)