Form 10-Q
period 2006-03-31
MOLEX INC
filed 2006-05-02
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Large accelerated filer  ☑      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No  ☑

On April 28, 2006,  the following numbers of  shares of  the Company’s common stock  were outstanding:

Common Stock	99,585,272
Class A Common Stock	84,672,447
Class B Common Stock	94,255

Molex Incorporated INDEX
PART I – FINANCIAL INFORMATION Item 1. Financial Statements	Page
Condensed Consolidated Balance Sheets as of
March 31, 2006 and June 30, 2005 ......................................................................................	3
Condensed Consolidated Statements of Income for the
three and nine months ended March 31, 2006 and 2005 .................................................	4
Condensed Consolidated Statements of Cash Flows for the
nine months ended March 31, 2006 and 2005 ...................................................................	5
Notes to Condensed Consolidated Financial Statements ........................................................	6
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition ..............................................................................	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................................	21
Item 4. Controls and Procedures ..............................................................................................................	22
PART II – OTHER INFORMATION
Item 1. Legal Proceedings............................................................................................................................	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...............................................	23
Item 5. Other Information ..........................................................................................................................	24
Item 6. Exhibits ............................................................................................................................................	24
SIGNATURES ..............................................................................................................................................................	25

PART I Item 1. Financial Statements

Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,508	$309,756
Marketable securities	112,942	187,835
Accounts receivable, less allowances of $25,696 and $20,293, respectively	632,422	539,533
Inventories	327,446	290,100
Other current assets	46,705	46,839
Total current assets	1,408,023	1,374,063
Property, plant and equipment, net	1,008,259	984,237
Goodwill	148,107	143,872
Other assets	232,882	225,500
Total assets	$2,797,271	$2,727,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$260,763	$252,370
Accrued expenses	164,375	153,464
Other current liabilities	68,037	63,670
Total current liabilities	493,175	469,504
Other non-current liabilities	12,747	10,788
Accrued pension and postretirement benefits	71,851	67,063
Long-term debt and obligations under capital leases	8,643	9,975
Minority interest in subsidiaries	2,523	2,078
Total liabilities	588,939	559,408
Stockholders’ equity:
Common stock	10,876	10,796
Paid-in capital	407,770	400,173
Retained earnings	2,425,385	2,286,826
Treasury stock	(709,922)	(568,917)
Deferred unearned compensation	–	(31,910)
Accumulated other comprehensive income	74,223	71,296
Total stockholders’ equity	2,208,332	2,168,264
Total liabilities and stockholders’ equity	$2,797,271	$2,727,672

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net revenue	$720,327	$612,842	$2,077,490	$1,904,890
Cost of sales	464,192	401,434	1,353,211	1,246,680
Gross profit	256,135	211,408	724,279	658,210

Selling, general and administrative	170,473	158,552	491,643	467,600
Restructuring costs	4,287	–	15,674	–
Total operating expenses	174,760	158,552	507,317	467,600

Income from operations	81,375	52,856	216,962	190,610

Equity income	(2,020)	(2,399)	(8,531)	(7,579)
Gain on investments	(1)	(4,569)	(115)	(3,211)
Interest income, net	(2,653)	(1,579)	(7,625)	(3,903)
Other income, net	(4,674)	(8,547)	(16,271)	(14,693)

Income before income taxes and minority interest	86,049	61,403	233,233	205,303

Income taxes	24,525	16,587	66,472	55,471
Minority interest	35	(6)	98	280

Net income	$61,489	$44,822	$166,663	$149,552

Earnings per share:
Basic	$0.33	$0.24	$0.90	$0.79
Diluted	$0.33	$0.24	$0.89	$0.78

Dividends per share	$0.0500	$0.0375	$0.1500	$0.1125

Average common shares outstanding:
Basic	184,658	188,780	186,019	188,742
Diluted	186,303	190,509	187,846	190,694

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash and cash equivalents, beginning of period	$309,756	$234,431

Operating activities:
Net income	166,663	149,552
Add non-cash items included in net income:
Depreciation and amortization	160,411	178,622
Share-based compensation	20,271	10,525
Other non-cash charges	9,300	(10,260)
Changes in assets and liabilities, excluding effects of
foreign currency adjustments:
Accounts receivable	(84,772)	(4,816)
Inventories	(33,505)	(20,800)
Accounts payable	4,923	(21,213)
Other current assets and liabilities	15,799	(4,722)
Other assets and liabilities	6,073	(4,307)
Cash provided from operating activities	265,163	272,581

Investing activities:
Capital expenditures	(193,844)	(155,190)
Proceeds from sales of marketable securities	1,069,285	3,132,458
Purchases of marketable securities	(994,744)	(3,151,571)
Other investing activities	(18,919)	17,730
Cash used for investing activities	(138,222)	(156,573)

Financing activities:
Net decrease in debt	(2,127)	(463)
Cash dividends paid	(26,076)	(18,878)
Principal payments on capital leases	(1,994)	(2,555)
Exercise of stock options	11,905	7,530
Purchase of treasury stock	(135,044)	(23,615)
Reissuance of treasury stock	–	534
Cash used for financing activities	(153,336)	(37,447)

Effect of exchange rate changes on cash	5,147	10,794
Net (decrease) increase in cash and cash equivalents	(21,248)	89,355
Cash and cash equivalents, end of period	$288,508	$323,786

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

(in thousands, except per share data)

1.

Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” or “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 57 plants in 19 countries on five continents.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, except as discussed in Note 2, considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily an indication of the results that may be expected for the year ending June 30, 2006. The Condensed Consolidated Balance Sheet as of June 30, 2005 was derived from our audited consolidated financial statements for the year ended June 30, 2005. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005.

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

2.

Correction of Prior Years’ Errors

In the first and third quarters of fiscal 2005, we recorded the adjustments discussed below to correct errors in prior years’ financial statements.  We have concluded that the corrections of errors related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the trends of the financial statements, or to a fair presentation of our results of operations and financial position for any of the years affected.  Accordingly, results for fiscal 2004 and prior years were not restated when these errors were corrected in fiscal 2005.

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

Also included in the first fiscal quarter of 2005 results is a charge of $4,824 ($3,136 after-tax) for the cumulative effect of an error in prior years related to our vacation accrual calculation. Also included is a charge for the correction of an error of the prior year bonus accrual of $500 ($325 after-tax).

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

The aggregate effect of these corrections of errors recorded in the Condensed Consolidated Statement of Income for the nine months ended March 31, 2005 reduced gross profit by $9,345, increased selling, general and administrative expenses by $81 and reduced income tax expense by $2,607.  These corrections resulted in a decrease in pre-tax income of $9,426 and a decrease in net income of $3,519 or $0.02 per share.

3.

Stock Incentive Plans

We have granted nonqualified and incentive stock options and stock units to our directors, officers and employees under our stock plans pursuant to the terms of such plans.

Prior to July 1, 2005, we had accounted for share-based compensation programs according to the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended March 31, 2006 included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on July 1, 2005, share-based compensation cost recognized in selling, general and administrative expense lowered income before income taxes and net income for the three months ended March 31, 2006, by $3,861 and $2,636, respectively, and income before income taxes and net income for the nine months ended March 31, 2006, by $9,916 and $6,769, respectively, compared with results if we had continued to account for share-based compensation under APB No. 25. Basic earnings per share for the three and nine months ended March 31, 2006 would have been $0.35 and $0.93, respectively, and diluted earnings per share $0.34 and $0.92, respectively, had we not adopted SFAS No. 123(R), compared with reported basic earnings per share of $0.33 and $0.90, respectively, and diluted earnings per share of $0.33 and $0.89, respectively. Additionally, as a result of adopting SFAS No. 123(R), deferred unearned compensation of $31,910 was reclassified to paid-in capital on July 1, 2005.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended March 31, 2005, had we applied the fair value recognition provisions of SFAS No. 123(R):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2005
Net income as reported	$44,822	$149,552
Add: share-based compensation included in reported net income,
net of related tax benefit of $797 and $2,842, respectively	2,153	7,683
Deduct: share-based compensation determined under fair value method,
net of related tax benefit of $1,643 and $5,638, respectively	(4,443)	(15,244)
Pro forma net income	$42,532	$141,991
Earnings per share as reported:
Basic	$0.24	$0.79
Diluted	$0.24	$0.78
Pro forma earnings per share:
Basic	$0.23	$0.75
Diluted	$0.22	$0.75

Share-based compensation is expensed on a straight-line basis over the vesting period of the entire option or award and was $7,576 and $2,950 for the three months ended March 31, 2006 and 2005, respectively, and $20,271 and $10,525 for the nine months ended March 31, 2006 and 2005, respectively.

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

Stock option transactions are summarized as follows (exercise price represents a weighted-average):

		Exercise
	Shares	Price
Outstanding at June 30, 2005	10,544	$18.94
Granted	1,965	19.04
Exercised	(1,423)	12.28
Forfeited or expired	(176)	20.04
Outstanding at March 31, 2006	10,910	$19.81

The weighted-average exercise prices of options granted during the three months ended March 31, 2006 and 2005 were $13.83 and $11.86, respectively, consisting of 50% of fair market value grants to non-officer employees.  For the nine months ended March 31, 2006 and 2005, the weighted-average exercise prices of options granted during  the period were  $19.04 and  $24.14,  respectively,  consisting of  grants with an exercise price that is 50% or 100% of the fair value of the stock.  The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3,247 and $2,798, respectively, and during the nine months ended March 31, 2006 and 2005 was $20,062 and $9,392, respectively.

At March 31, 2006, there were 3,630 exercisable options with a weighted-average exercise price of $23.44 and an aggregate intrinsic value of $25,915. In addition, there were 6,916 options expected to vest with a weighted-average exercise price of $17.87, a weighted-average remaining contractual term of 4.1 years and an aggregate intrinsic value of $88,684.

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

	Nine Months Ended
	March 31,
	2006	2005
Weighted-average fair value of options granted:
At fair value of underlying stock	$8.15	$7.64
At less than fair value of underlying stock	$15.39	$13.71
Assumptions:
Dividend yield	0.80%	0.60%
Expected volatility	31.32%	36.37%
Risk-free interest rate	4.51%	2.85%
Expected life of option (years)	4.07	3.96

As of March 31, 2006, there were options outstanding to purchase 1,336 shares of Common Stock and 9,574 shares of Class A Common Stock.

Stock Awards

Stock awards are generally comprised of restricted stock unit awards that are convertible into shares of Class A Common Stock.  Generally, these grants vest 25% per year beginning the first anniversary date of the award.  Stock awards transactions are summarized as follows:

	2006
		Fair Mkt
	Shares	Value
Nonvested shares at June 30, 2005	409	$24.03
Granted	249	24.56
Vested	(123)	24.06
Nonvested shares at March 31, 2006	535	$24.27

As of March 31, 2006, there was $8,368 of total unrecognized compensation cost related to the above nonvested stock awards.  We expect to recognize the cost of these stock awards over a weighted-average period of 2.6 years.  The total fair value of shares vested during the nine months ended March 31, 2006 and 2005 was $3,124 and $2,914, respectively.

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

If a director elects to have his or her director fees deferred as stock units, the fees earned for a given quarter are converted to stock units at the closing price on the date of record for paying dividends.  These stock units are generally settled in cash and marked to market value at the end of each quarter.  The liability associated with deferred director fees for credited stock “units” was $5,337 at March 31, 2006 and $3,633 at March 31, 2005.

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

In connection with the restructuring initiative, during the three months ended March 31, 2006, an additional $4,287 of costs were recorded, of which $2,452 related to the Americas region and $1,171 related to the European region.  This increases the year-to-date restructuring charges to $15,674, of which $8,366 related to the Americas region and $5,613 related to the European region.  The cumulative restructuring charges as of March 31, 2006 were $43,549, of which $22,452 related to the Americas region and $16,454 related to the European region.  We expect to substantially complete the restructuring activities by June 30, 2006, resulting in an estimated total pre-tax charge of $20 million during fiscal 2006.

The change in the accrued severance balance related to the restructuring charge is summarized as follows:

Balance at June 30, 2005	$10,285
Charges to expense	13,600
Cash payments	(13,383)
Balance at March 31, 2006	$10,502

5. Earnings Per Share A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Basic average common shares outstanding	184,658	188,780	186,019	188,742
Effect of dilutive stock options	1,645	1,729	1,827	1,952
Diluted average common shares outstanding	186,303	190,509	187,846	190,694

6. Comprehensive Income Total comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income	$61,489	$44,822	$166,663	$149,552
Translation adjustments	17,086	(28,086)	753	34,333
Unrealized investment gain (loss)	1,657	(101)	2,175	(92)
Total comprehensive income	$80,232	$16,635	$169,591	$183,793

7. Inventories Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following:

	March 31,	June 30,
	2006	2005

Raw materials	$56,532	$43,423
Work in process	109,413	94,695
Finished goods	161,501	151,982
Total inventories	$327,446	$290,100

8. Pensions and Other Postretirement Benefits The components of pension benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Service cost	$2,011	$2,247	$6,590	$6,486
Interest cost	1,286	1,326	3,950	3,856
Expected return on plan assets	(1,307)	(1,372)	(3,911)	(4,011)
Amortization of prior service cost	27	51	83	153
Recognized actuarial losses	340	255	1,061	749
Amortization of transition obligation	10	17	29	49
Benefit cost	$2,367	$2,524	$7,802	$7,282

The components of retiree health care benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Service cost	$641	$470	$1,925	$1,409
Interest cost	597	471	1,790	1,413
Expected return on plan assets	–	–	–	–
Amortization of prior service cost	(18)	(66)	(53)	(197)
Recognized actuarial losses	260	159	779	476
Amortization of transition obligation	–	–	–	–
Benefit cost	$1,480	$1,034	$4,441	$3,101

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

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers. The derivative actions arise principally out of the same facts as the stockholder actions described above.  These two actions have been consolidated and an amended and consolidated complaint has been filed.  We believe the allegations in the stockholder derivative actions are without merit and intend to vigorously contest these actions.

10.

Segments and Related Information

We operate in one product segment, the manufacture and sale of electronic components, and four geographic regions.  Revenue is recognized based on the location of the selling entity.  Information by region is summarized as follows:

		Inter-
	Customer	Company	Net	Net
	Revenue	Revenue	Revenue	Income
Three months ended March 31, 2006:
Americas	$197,821	$57,397	$255,218	$14,629
Far East North	135,930	98,920	234,850	33,620
Far East South	238,072	31,028	269,100	31,124
Europe	131,909	11,493	143,402	(2,771)
Corporate and other	16,595	30,533	47,128	(15,113)
Eliminations	–	(229,371)	(229,371)	–
Total	$720,327	$–	$720,327	$61,489

Three months ended March 31, 2005:
Americas	$166,235	$42,986	$209,221	$5,739
Far East North	127,330	80,644	207,974	30,135
Far East South	182,615	30,203	212,818	25,288
Europe	121,989	11,973	133,962	(2,323)
Corporate and other	14,673	27,988	42,661	(14,017)
Eliminations	–	(193,794)	(193,794)	–
Total	$612,842	$–	$612,842	$44,822

Nine months ended March 31, 2006:
Americas	$581,143	$148,982	$730,125	$29,714
Far East North	393,005	287,633	680,638	90,451
Far East South	690,953	98,708	789,661	90,072
Europe	363,739	33,064	396,803	(13,161)
Corporate and other	48,650	90,381	139,031	(30,413)
Eliminations	–	(658,768)	(658,768)	–
Total	$2,077,490	$–	$2,077,490	$166,663

Nine months ended March 31, 2005:
Americas	$513,718	$141,870	$655,588	$25,675
Far East North	392,746	243,936	636,682	83,924
Far East South	577,173	98,453	675,626	70,003
Europe	379,156	33,887	413,043	(693)
Corporate and other	42,097	83,811	125,908	(29,357)
Eliminations	–	(601,957)	(601,957)	–
Total	$1,904,890	$–	$1,904,890	$149,552

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

Overview

Our core business is the manufacture and sale of electronic components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 57 plants in 19 countries on five continents. We also provide manufacturing services to integrate specific components into a customer’s product.

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

Results of Operations The tables below show our results of operations and the absolute and percentage change in those results from period to period (in thousands).

	Three Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net revenue	$720,327	$612,842	$107,485	17.5%	100.0%	100.0%
Cost of sales	464,192	401,434	(62,758)	(15.6)	64.4	65.5
Gross profit	256,135	211,408	44,727	21.2	35.6	34.5

Selling, general & administrative	170,473	158,552	(11,921)	(7.5)	23.7	25.9
Restructuring costs	4,287	–	(4,287)	(100.0)	0.6	–
Income from operations	81,375	52,856	28,519	54.0	11.3	8.6

Other income, net	(4,674)	(8,547)	(3,873)	(45.3)	0.6	1.4
Income before income taxes	86,049	61,403	24,646	40.1	11.9	10.0
Income taxes & minority interest	24,560	16,581	(7,979)	(48.1)	3.4	2.7
Net income	$61,489	$44,822	$16,667	37.2%	8.5%	7.3%

	Nine Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net revenue	$2,077,490	$1,904,890	$172,600	9.1%	100.0%	100.0%
Cost of sales	1,353,211	1,246,680	(106,531)	(8.5)	65.1	65.4
Gross profit	724,279	658,210	66,069	10.0	34.9	34.6

Selling, general & administrative	491,643	467,600	(24,043)	(5.1)	23.7	24.6
Restructuring costs	15,674	–	(15,674)	(100.0)	0.8	–
Income from operations	216,962	190,610	26,352	13.8	10.4	10.0

Other income, net	(16,271)	(14,693)	1,578	10.7	0.8	0.8
Income before income taxes	233,233	205,303	27,930	13.6	11.2	10.8
Income taxes & minority interest	66,570	55,751	(10,819)	(19.4)	3.2	2.9
Net income	$166,663	$149,552	$17,111	11.4%	8.0%	7.9%

Net Revenue

The increase in revenue was derived primarily from unit volume increases with existing customers and existing products and sales of new products.  We estimate that the impact of price erosion reduced revenue by approximately $15.2 million compared with the prior year quarter.  For the nine months ended March 31, 2006, the impact of price erosion reduced revenue by approximately $60.9 million.  We sell our products in five primary markets. A summary follows of the estimated change in revenue from each market during the third fiscal quarter of 2006 as compared with the same quarter last year (Comparable Quarter) and the second quarter of 2006 (Sequential Quarter):

	Comparable	Sequential
	Quarter	Quarter
Consumer	12%	(1)%
Telecommunications	32	2
Automotive	18	10
Data	2	(3)
Industrial	26	20

We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Americas	$197,821	$166,235	$31,586	19.0%	27.5%	27.1%
Far East North	135,930	127,330	8,600	6.8	18.9	20.8
Far East South	238,072	182,615	55,457	30.4	33.1	29.8
Europe	131,909	121,989	9,920	8.1	18.3	19.9
Corporate and other	16,595	14,673	1,922	13.1	2.2	2.4
Total	$720,327	$612,842	$107,485	17.5%	100.0%	100.0%

	Nine Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Americas	$581,143	$513,718	$67,425	13.1%	28.0%	27.0%
Far East North	393,005	392,746	259	0.1	18.9	20.6
Far East South	690,953	577,173	113,780	19.7	33.3	30.3
Europe	363,739	379,156	(15,417)	(4.1)	17.5	19.9
Corporate and other	48,650	42,097	6,553	15.6	2.3	2.2
Total	$2,077,490	$1,904,890	$172,600	9.1%	100.0%	100.0%

The strengthening of the U.S. dollar against certain foreign currencies, principally the yen and euro, decreased revenue by approximately $24.5 million for the three months ended March 31, 2006 over the prior year period. The following tables show the effect on the change in net revenue from foreign currency translations to the U.S. dollar:

	Three months ended March 31, 2006			Nine months ended March 31, 2006
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$29,593	$1,993	$31,586	$59,960	$7,465	$67,425
Far East North	20,615	(12,015)	8,600	17,069	(16,810)	259
Far East South	54,656	801	55,457	108,227	5,553	113,780
Europe	24,619	(14,699)	9,920	5,637	(21,054)	(15,417)
Corporate and other	2,550	(628)	1,922	6,679	(126)	6,553
Net change	$132,033	$(24,548)	$107,485	$197,572	$(24,972)	$172,600

The change in revenue on a local currency basis is as follows:

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2006
Americas	17.8%	11.7%
Far East North	16.4	4.3
Far East South	29.9	18.8
Europe	20.2	1.5
Total	21.5	10.4

We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  Revenue derived from the sale of new products we released within the last 36 months as a percentage of net revenue was as follows:

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2006
Americas	19.5%	20.1%
Far East North	11.4	13.3
Far East South	28.6	29.6
Europe	23.3	24.6
Total	26.6	27.9

Americas Region  – North and South America

Revenue in the Americas region increased from the prior year comparable periods primarily due to stronger demand and new product offerings for electronic connector products, particularly in high performance applications.  We experienced some recovery in the telecommunications market, resulting in demand for cable harnesses in that area. Demand for these products was significantly higher during the third fiscal quarter of 2006 as compared with the prior year quarter partially because in 2006 we did not experience seasonally lower volumes as generally experienced in fiscal third quarters.

While we believe that year-to-date sales growth in the Americas region was negatively affected by the movement offshore of original equipment manufacturers and contract manufacturers, we experienced a reduction in this trend during the third fiscal quarter.  However, we believe that this trend positively contributed to year-to-date sales in other regions of our business, especially in the Far East South region.

Far East North Region – Japan and Korea

Revenue in local currencies was higher during the third fiscal quarter as compared with the same quarter last year primarily due to stronger demand in the consumer and telecom markets. Demand in these markets increased at a higher rate during the third quarter as compared with the sequential quarter even though our third quarter is generally a seasonally lower quarter for the telecommunications and consumer markets. The region continues to capitalize on its ability to design compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market.  The region is developing new connectors for third generation (3G) phones, which in Japan include such high-speed capabilities as video and camera functionality.  We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.

During the nine months ended March 31, 2006, the region operated at a high capacity level with significant resources allocated to support higher demand in the Far East South region. Revenue between regions is generally recognized as intercompany revenue, which is excluded from the revenue by region table above.

Far East South Region – Singapore, Malaysia, China, Thailand, Taiwan and India

Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region increased from the prior year comparable periods.  As a result, this region is our largest and fastest growing in terms of revenue. The revenue growth in this region was driven by strong demand across the mobile phone and consumer products markets.  Demand for these products was significantly higher during the third fiscal quarter of 2006 as compared with the prior year quarter primarily because the inventory correction and reduction in demand that occurred in the third fiscal quarter of 2005 did not recur in the third fiscal quarter of 2006.

Our sales in China increased by 25.1% during the nine months ended March 31, 2006 compared with the prior year period, due to customer demand supported by increased production capacity. The drivers of this growth included (i) overall higher demand in the mobile phone, consumer electronics and automotive markets, (ii) the trend of American, European and Japanese companies moving their design and production to China and (iii) greater penetration of Taiwanese multinational accounts.

European Region

For the nine months ended March 31, 2006, revenue as compared with the prior year periods decreased primarily due to weakness in the automotive market and the movement offshore of original equipment manufacturers and contract manufacturers.  We believe that the latter is a trend that contributed to sales in other regions of our business, especially in the Far East South region.  Customer revenue in the European region increased during the third fiscal quarter primarily due to a recent improvement in the European automotive market.

The region is focused on the strongest markets that we believe are most likely to remain in Europe.  These include connectors and integrated products for industrial, medical and automotive applications.

Gross Profit

Gross profit increased primarily due to the increase in net revenue. Gross profit as a percentage of net revenue during the three months ended March 31, 2006, as compared with the prior year period, was higher primarily due to operating efficiencies gained in the Far East South and focus on higher margin products in the Americas.

Gross profit as a percentage of net revenue during the nine months ended March 31, 2006, was slightly higher than that of the prior year period. Included in the results for the nine months ended March 31, 2005 are corrections of errors that reduced gross profit by $9.3 million. Excluding the effect of this adjustment, gross profit as a percentage of net revenue would have increased to 35.0% for the nine months ended March 31, 2005, which was comparable to the current year-to-date period. See Note 2 to the “Notes to Condensed Consolidated Financial Statements” for further discussion.

We estimate that we paid approximately $10.5 million and $20.2 million more for metal alloys (primarily copper), gold and plastic resins due to higher commodity prices in the three and nine month periods compared with the prior year periods. These increases, along with the impact of price erosion, were partially offset by (i) an improved sales mix and product pruning, (ii) selective price increases that were effective during the second fiscal quarter of 2006, and (iii) improvements in manufacturing efficiencies.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar.  As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue.  We estimate that the impact from currency transactions increased gross profit by approximately $11.0 million and $22.0 million for the three and nine months ended March 31, 2006 compared with the prior year periods.  These increases were primarily due to a stronger U.S. dollar compared with the yen during the three and nine months ended March 31, 2006.

Selling, General and Administrative Expenses

Effective in the 2006 fiscal year, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-based Payments,” which resulted in additional compensation expense of approximately $3.9 million and $9.9 million for the three and nine months ended March 31, 2006, respectively. Total share-based compensation recorded in the Condensed Consolidated Statements of Income was $7.6 million and $20.3 million for the three and nine months ended March 31, 2006 compared with $3.0 million and $10.5 million for the prior year periods (see Note 3 of the “Notes to the Condensed Consolidated Financial Statements”).

Selling, general and administrative expenses for the nine months ended March 31, 2006 included bad debt expense of approximately $3.2 million in connection with an account receivable from an automotive customer that filed for bankruptcy. The impact of currency translation increased selling, general and administrative expenses by approximately $6.9 million and $9.5 million for the three and nine months ended March 31, 2006.

Research and development expenditures, which are classified as selling, general and administrative expense, increased to $105.2 million, or 5.1% of net revenue, for the nine months ended March 31, 2006, a percentage comparable with the prior year period.

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

In Europe, we closed manufacturing facilities in Portugal and Ireland and reduced the size of a development center in Germany since announcing the restructuring plan during the fourth quarter of fiscal 2005.  We are in the process of closing a manufacturing facility in Slovakia. Production from these manufacturing facilities is being transferred to existing plants within the region.

We recorded a pre-tax restructuring charge of $15.7 million during the nine months ended March 31, 2006, which consisted primarily of severance and other employee-related costs.

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

Effective Tax Rate

The effective tax rate was 28.5% for the three and nine months ended March 31, 2006 compared with 27.0% for the prior year periods. The increase in the effective tax rate from the prior year reflects increased taxable income in jurisdictions with higher tax rates.

 Backlog

Our order backlog on March 31, 2006 was approximately $354.3 million, an increase of $90.2 million compared with $264.1 million at March 31, 2005.  Orders for the three months ended March 31, 2006 were $769.2 million, an increase of 26.5% compared with $608.0 million for the prior year period.

Financial Condition and Liquidity

Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves.  Cash, cash equivalents and marketable securities totaled $401.4 million and $497.6 million at March 31, 2006 and June 30, 2005, respectively.  The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments.  Our long-term financing strategy is to rely on internal sources of funds for investing in plant, equipment and acquisitions.  We believe that our liquidity and financial flexibility are adequate to support both current and future growth.  We have historically used external borrowings only when a clear financial advantage exists. Long-term debt and obligations under capital leases at March 31, 2006 totaled $8.6 million.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months	Nine Months
	Mar. 31,	Mar. 31,
	2006	2005
Cash provided from operating activities	$265,163	$272,581
Cash used for investing activities	(138,222)	(156,573)
Cash used for financing activities	(153,336)	(37,447)
Effect of exchange rate changes on cash	5,147	10,794
Net (decrease) increase in cash	$(21,248)	$89,355

Operating Activities

Cash provided from operating activities decreased by $7.4 million from the prior year period due mainly to greater use of funds to finance working capital needs compared with the prior year period.  This working capital increase was primarily due to the revenue growth for the nine months ended March 31, 2006 compared with the prior year period.  Working capital is defined as current assets minus current liabilities.

Investing Activities

Capital expenditures were $193.8 million for the nine months ended March 31, 2006 compared with $155.2 million in the prior year period in order to provide increased capability in the Far East North region and increased capability and capacity in the Americas and Far East South regions.

Financing Activities

Cash was used primarily for the payment of dividends and the purchase of treasury stock.  We purchased 5,083,000 shares of Common Stock and Class A Common Stock during the nine months ended March 31, 2006, at an aggregate cost of $135.0 million and 940,000 shares of Class A Common Stock during the nine months ended March 31, 2005, at an aggregate cost of $23.6 million.

Our Board of Directors previously authorized the repurchase of up to an aggregate $250.0 million of common stock though December 31, 2006. Approximately $80.4 million was remaining under the authorization as of March 31, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices.  We mitigate foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve and invoicing of customers in the same currency as the source of the products.  We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments.  Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and occasional use of foreign exchange contracts to protect or preserve the value of intercompany cash flows. No material foreign exchange contracts were outstanding at March 31, 2006 and 2005.

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

Our $112.9 million of marketable securities at March 31, 2006 are principally debt instruments that generate interest income on our temporary excess cash balances.  These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date.  Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.

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

Based upon their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the three months ended March 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us and certain of our officers and employees.  The stockholders actions have been consolidated before Judge Ruben Castillo in a case pending in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et al., Case No. 05C 1245.  The Consolidated Amended Complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  The complaint also alleges that certain of the named  defendants  engaged  in  insider  trading  in  violation  of  Section  10(b)  and  Rule  10b-5.    As  relief,  the

complaint seeks, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts).  The individual defendants named in the Consolidated Amended Complaint are: J. Joseph King, Diane S. Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel and Martin P. Slark.  On July 6, 2005 the Court appointed City of Pontiac Group as lead plaintiff and approved City of Pontiac Group’s choice of lead counsel.  On September 6, 2005, the Court denied the plaintiff’s motion to permit limited discovery.  All named defendants have moved to dismiss the Consolidated Amended Complaint.  We believe the plaintiff’s allegations are without merit and intend to vigorously contest the complaint.

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers in the Circuit Court of Cook County, Illinois. The derivative actions arise principally out of the same facts as the stockholder actions described above.  These two actions have been consolidated and an amended and consolidated complaint has been filed.  We believe the allegations in the stockholder derivative actions are without merit and intend to vigorously contest these actions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2005, our Board of Directors authorized the purchase of up to $250.0 million of Common Stock and/or Class A Common Stock during the period ending December 31, 2006. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2006 were as follows (in thousands, except price per share data):

			Total Number	Dollar Value
			of Shares	of Shares
	Total Number		Purchased as	That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
Jan. 1 – Jan. 31	375	$24.91	375	$110,943
Feb. 1 – Feb. 28	975	29.73	975	81,960
Mar. 1 – Mar. 31	50	32.11	50	80,354
Total	1,400	$28.52	1,400	$80,354

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

Among the factors that could cause actual results to differ materially from those stated are those risk factors listed in our annual report on Form 10-K for the fiscal year ended June 30, 2005, and also include the following: the risk that customer demand will decrease either temporarily or permanently, whether due to our actions or the demand for our products, and that we may not be able to respond through cost reductions in a timely and effective manner; price cutting, new product introductions and other actions by our competitors; fluctuations in the costs of raw materials that we are not able to pass through to customers because of existing contracts or market factors; the challenges attendant to plant closing and restructurings, including the difficulty of predicting plant closing and relocation costs, the difficulty of commencing or increasing production at existing  facilities,  and  the  reactions  of  customers,  governmental  units,  employees  and  other  groups;  the challenges attendant to plant construction; the impact of changes in U.S. and non-U.S. government regulations and policies and actions of regulatory bodies; and the ability to realize cost savings from restructuring activities.  You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this list to be a complete set of all potential risks or uncertainties.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 8-K, 10-Q, and 10-K reports to the Securities and Exchange Commission.

Item 5.  Other Information

In lieu of filing a Form 8-K under Item 8.01 (Other Matters), we are providing the following disclosure.  On April 28, 2006, we issued a press release announcing an increase in our regular quarterly cash dividend to $0.075 per share.  The new regular quarterly cash dividend will be paid on July 25, 2006 to share holders of record on June 30, 2006 for each share of Common Stock, Class A Common Stock and Class B Common Stock.

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

MOLEX INCORPORATED

(Registrant)

Date: May 2, 2006	/S/ DAVID D. JOHNSON

David D. Johnson
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)