Form 10-K
period 2006-06-30
MOLEX INC
filed 2006-08-03
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

____________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class

Name of each exchange on which registered

Common Stock, par value $0.05

The Nasdaq Stock Market, Inc.

Class A Common Stock, par value $0.05

The Nasdaq Stock Market, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

____________

Indicate by check mark of the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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
Yes ☐ No  ☑

On July 28, 2006, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock

99,414,805

Class A Common Stock

84,154,672

Class B Common Stock

94,255

The aggregate market value of the voting and non-voting shares (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2005) held by non-affiliates was approximately $3.6 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 27, 2006 are incorporated by reference into Part III of this annual report on Form 10-K.

Molex Web Site

We make available through our Web site at www.molex.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC).

Information relating to corporate governance at Molex, including our Code of Business Conduct and Ethics, information concerning executive officers, directors and Board committees (including committee charters), and transactions in Molex securities by directors and officers, is available on or through our Web site at www.molex.com under the “Investors” caption.

We are not including the information on our Web site as a part of, or incorporating it by reference into, this annual report on Form 10-K.

PART I

Item 1.  Business

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) was incorporated in the state of Delaware in 1972 and originated from an enterprise established in 1938.

We are the world’s second-largest manufacturer of electronic connectors in terms of revenue.  Net revenue was $2.9 billion for fiscal 2006.  We operated 54 manufacturing plants, located in 18 countries on five continents, and employed 32,400 people worldwide as of June 30, 2006.

Our core business is the manufacture and sale of electronic components.  Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world.  We design, manufacture and sell more than 100,000 products, including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches.  We also provide manufacturing services to integrate specific components into a customer’s product.

The Connector Industry

The global connector industry is highly competitive and fragmented and is estimated to represent approximately $36 billion in revenue for fiscal 2006.  The industry has grown at a compounded annual rate of 5.8% over the past 25 years and is expected to grow at a rate of 7.5% in calendar year 2006.  We believe that our market share was approximately 8% of the worldwide market for electronic connectors in fiscal 2006.

The connector industry is characterized by rapid advances in technology and new product development.  These advances have been substantially driven by the increased functionality of applications in which our products are used.  Although many of the products in the connector market are mature products, some with 25-30 year life spans, there is also a constant demand for new product solutions.

Industry trends that we deem particularly relevant include:

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

•

Product size reduction.  High-density, micro-miniature technologies are expanding to markets such as data and mobile phones, leading to smaller devices and greater mobility.

•

Consolidating supply base.  Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines for the majority of their connector requirements.

•

Price erosion.  As unit volumes grow, production experience is accumulated and costs decrease, and as a result, prices decline.

Markets and Products The approximate percentage of our net revenue by market for fiscal 2006 is summarized below:

Markets	Percentage of Fiscal 2006 Net Revenue	Typical End Use Products Supported by Molex
Telecommunications	30%	Mobile phones and devices, networking equipment, switches and transmission equipment
Data Products	22%	Desktop and notebook computers, peripheral equipment, servers, storage, copiers, printers and scanners
Automotive	18%	Engine control units, body electronics, safety electronics, sensors, panel instrumentation and other automotive electronics
Consumer	19%	Digital electronics - CD and DVD players, cameras, plasma and LCD televisions, electronic games and major appliances
Industrial	9%	Factory automation, robotics, automated test equipment, vision systems and diagnostic equipment
Other	2%	Electronic and electrical devices for a variety of markets

Telecommunications. In the telecommunications market, we believe our key strengths include: high speed, optical signal product lines; backplane connector systems; power distribution product; micro-miniature connectors; global coordination; and complementary products such as keyboards and antennas.

For mobile phones, we provide micro-miniature connectors, SIM card sockets, keypads, electromechanical subassemblies and internal antennas and subsystems.  An area of particular innovation is high-speed backplanes and cables for infrastructure equipment.  For example, our Plateau HS DockTM incorporates a new plated plastic technology to increase bandwidth, reduce crosstalk and control impedance in applications such as telecommunication routers.

Data Products. In the data market, our key strengths include: our high-speed signal product line; storage input/output (I/O) products; standards committee leadership; global coordination; low cost manufacturing; and strong relationships with OEMs, contract manufacturers and original design manufacturers.

We manufacture power, optical and signal connectors and cables for fast end-to-end data transfer, linking disk drives, controllers, servers, switches and storage enclosures.  Our ongoing involvement in industry committees contributes to the development of new standards for the connectors and cables that transport data.  For example, our family of small form-factor pluggable products offers end-users both fiber optic and copper connectivity and more efficient storage area network management.

We hold a strong position with connectors used in servers, the segment of this market that accounts for the largest volume of connector purchases.  We offer a large variety of products for power distribution, signal integrity, processor and memory applications.  We are also a leading designer in the industry for storage devices.

Our Serial ATA product enables higher-speed communication between a computer’s disk drive and processor.  In addition, our product portfolio includes virtually every interconnect for copiers, printers, scanners and projectors.

Automotive. In the automotive market, we believe our strengths include:  new product development expertise; focus on entertainment, safety and convenience features; technical skills; and integrated manufacturing capabilities.

Our interconnects are used in air bag, seatbelt and tire pressure monitoring systems and powertrain, window and temperature controls.  Today’s cars are mobile communication centers, complete with navigation tools and multimedia entertainment.  Our Media Oriented System Transport (MOST) connector system uses plastic optical fiber to transmit audio, video and data at high speeds in devices such as CD and DVD players.

Consumer. In the consumer market, we believe our key strengths include: optical and micro-miniature connector expertise; breadth of our high wattage (power) product line; cable and wire application equipment; and low cost manufacturing.

We design and manufacture many of the world’s smallest connectors for home and portable audio, digital still and video cameras, DVD players and recorders, as well as devices that combine multiple functions.  Our super micro miniature products support customer needs for increased power, speed and functionality but with decreased weight and space requirements.  We believe that they provide industry leadership with advanced interconnection products that help enhance the performance of video and still cameras, DVD players, portable music players, PDAs and hybrid devices that combine multiple capabilities into a single unit.

We are a leading connector source and preferred supplier to some of the world’s largest computer game makers and have won numerous projects that demonstrate our skill in designing innovative connectors.  In addition, we provide products for video poker and slot machines. Pachinko machines, which are popular in Japan, use our compact 2.00mm pitch MicroClaspTM connector, which features an inner lock that helps on-site installers easily insert new game boards.

Industrial. In the industrial market, we believe our key strengths include: optical and micro miniature connector expertise; breadth of our power and signal product lines; distribution partnerships; and global presence.

This is a relatively new area of emphasis for us, further diversifying our customer mix.  Our high-performance cables, backplanes, power connectors and integrated products are found in products ranging from electronic weighing stations to industrial microscopes and vision systems.  Advances in semiconductor technology require comparable advances in equipment to verify quality, function and performance.  For this reason, we developed our Very High-Density Metric (VHDM) connector system to help assure signal integrity and overall reliability in high-speed applications such as chip testers.

In the factory automation market, we are building our base by expanding our line of compact robotic connectors and I/O connectors for servo motors, as well as identifying factory uses for the time-tested products we have developed for other industries.

Other. Medical electronics is a growing market for our connectors, switch and assembly products.  We provide both connectors and custom integrated systems for diagnostic and therapeutic equipment used in hospitals including x-ray, magnetic resonance imaging (MRI) and dialysis machines.  Military electronics is also one of our emerging markets.  We have found a range of electronic applications for our products in the commercial-off-the-shelf (COTS) segment of this market.  Products originally developed for the computer, telecommunications and automotive markets can be used in an increasing number of military applications.

Business Objectives and Strategies

One of our primary business objectives is to develop or improve our leadership position in each of our core connector markets by increasing our overall position as a preferred supplier and our competitiveness on a global scale.

 We believe that our success in achieving industry-leading revenue growth throughout our history is the result of the following key strengths:

•

Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•

Strong intellectual property portfolio that underlies many key products;

•

High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers' expectations;

•

Strong technical collaboration with customers;

•

Extensive experience with the product development process;

•

Broad geographical presence in developed and developing markets;

•

Continuous effort to develop an efficient, low-cost manufacturing footprint; and

•

A broad range of products both for specific applications and for general consumption.

We intend to serve our customers and achieve our objectives by continuing to do the following:

•

Concentrate on core markets.  We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage.  We have been an established supplier of interconnect solutions for more than 60 years.  We are a principal supplier of connector components to the telecommunications, computer, consumer, automotive and industrial electronics markets.

•

Grow through the development and release of new products.  We invest strategically in the tools and resources to develop and bring to market new products and to expand existing product lines.  New products are essential to enable our customers to advance their solutions and their market leadership positions.  In fiscal 2006, we generated approximately 27.5% of our revenue from new products, which are defined as those products released in the last 36 months.

•

Optimize manufacturing.  We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure that our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•

Leverage financial strength.  We use our expected cash flow from operations to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements.  We invested approximately 14.6% of net revenue in capital expenditures and research and development activities in fiscal 2006.

We will begin the transition to a global organizational structure that consists of market-focused divisions during fiscal 2007, with full implementation scheduled for July 1, 2007.  The plan is to create five global divisions – automotive, consumer, commercial, industrial and integrated products – and one worldwide sales and marketing organization.  When fully implemented, we expect the new structure to enable us to work more effectively as a global team to meet customer needs as well as to better leverage our design expertise and the low-cost production centers around the world. The new worldwide sales and marketing organization structure will enhance our ability to sell any product, to any customer, anywhere in the world.  We do not expect the transition process to generate significant implementation costs during fiscal 2007.

Competition

We compete with many companies in each of our product categories.  These competitors include Amphenol Corporation, Framatome Connectors International, Hirose Electronic Co., Ltd, Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and Tyco International Ltd. as well as a significant number of smaller competitors.  The identity and significance of competitors may change over time.  We believe that the 10 largest connector suppliers, as measured by revenue, represent approximately 53% of the worldwide market in terms of revenue.  Many of these companies offer products in some, but not all, of the markets and regions we serve.

 Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition.  We also compete on the basis of customer service.  Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.

Customers, Demand Creation and Sales Channels

 We sell products directly to OEMs, contract manufacturers and distributors.  Our customers include global companies such as Arrow, Cisco, Dell, Delphi, Ford, Hewlett Packard, IBM, Matsushita, Motorola and Nokia.  No customer accounted for more than 10% of net revenues in fiscal 2006, 2005 or 2004.

Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers.  We are engaged in significant operations in foreign countries.  Our net revenue originating outside the U.S. based on shipping point to the customer was approximately 73% in fiscal 2006, 74% in fiscal 2005 and 70% in fiscal 2004.

In fiscal 2006, the share of net revenue from the different regions was approximately as follows:

•

52% of net revenue originated in Asia, with 33% from the Far East South region (China, Hong Kong, Indonesia, India, Malaysia, Philippines, Singapore, Taiwan and Thailand) and 19% from the Far East North region (Japan and Korea).  Approximately 22% and 15% of net revenue in fiscal 2006 was derived from operations in China and Japan, respectively.

•

28% of net revenue originated in the Americas (United States, Canada, Mexico and South America).

•

18% of net revenue originated in Europe.

•

2% of net revenue originated from operations that have not yet been assigned to a particular region.

Revenues from customers are generally attributed to countries based upon the location of our sales office.  Most of our sales in international markets are made by foreign sales subsidiaries.  In countries with low sales volumes, sales are made through various representatives and distributors.

We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide.  To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities.  Sales through distributors represented approximately 20% of our net revenue in fiscal 2006.

We seek to provide customers one-to-one service tailored to their business.  Our engineers work collaboratively with customers, often via an innovative online design system, to develop products for specific applications.  We provide customers the benefit of state-of-the-art technology for engineering, design and prototyping, supported from 27 development centers in 14 countries.  In addition, most customers have a single Molex customer service contact and a specific field salesperson to provide technical product and application expertise.

Our sales force around the world has access to our customer relationship management database, which integrates with our global information system to provide 24/7 visibility on orders, pricing, contracts, shipping, inventory and customer programs.  We offer a self-service environment for our customers through our Web site at www.molex.com, so that customers can access our entire product line, download drawings or 3D models, obtain price quotes, order samples and track delivery.

Information regarding our operations by geographical region appears in Note 20 of the Notes to Consolidated Financial Statements.  A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

We remain committed to investing in world-class technology development, particularly in the design and manufacture of connectors and interconnect systems.  Our research and development activities are directed toward developing technology innovations, primarily high speed signal integrity, miniaturization, higher power delivery, optical signal delivery and sealed harsh environment connectors that we believe will deliver the next generation of products.  We continue to invest in new manufacturing processes, as well as improve existing products and reduce costs.  We believe that we are well positioned in the technology industry to help drive innovation and promote industry standards that will yield innovative and improved products for customers.

We incurred total research and development costs of $141 million in fiscal 2006, $134 million in fiscal 2005 and $119 million in fiscal 2004.  We believe this investment, typically at 5% or more of net revenue, is among the highest level relative to the largest participants in the industry and helps us achieve a competitive advantage.

We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees.  Our engineers are active in approximately 45 such committees, helping give us a voice in shaping the technologies of the future.  In fiscal 2006, we commercialized approximately 308 new products and received 815 product patents.

We perform a majority of our design and development of connector products in the U.S. and Japan, but have additional product development capabilities in various locations, including China, Germany, India, Ireland, Korea, Malaysia and Singapore.

Manufacturing

Our core manufacturing expertise includes molding, stamping, plating and assembly operations.  We utilize state of the art plastic injection molding machines and metal stamping and forming presses.  We have created new processes to meet the ongoing challenge of manufacturing smaller and smaller connectors.  We have also developed proprietary plated plastic technology, which provides excellent shielding performance while eliminating secondary manufacturing processes in applications such as mobile phone antennas.

We also have expertise in printed circuit card and harness assembly for our integrated products operations, which build devices that leverage our connector content. Because integrated products require labor-intensive assembly, each of our regions operates at least one low-cost manufacturing center, including China, India, Malaysia, Mexico, Poland, Slovakia or Thailand.

We continually look for ways to reduce our manufacturing costs as we increase capacity, resulting in a trend of fewer but larger factories.  We achieved economies of scale and higher capacity utilization while continuing to assure on-time delivery.

We incurred total capital expenditures of $276.8 million in 2006, $230.9 million in 2005 and $189.7 million in 2004, which was primarily related to increasing manufacturing capacity.

Raw Materials

The principal raw materials that we purchase for the manufacture of our products include plastic resins for molding, metal alloys (primarily copper based) for stamping and gold and palladium salts for use in the plating process.  We also purchase molded and stamped components and connector assemblies.  Most materials and components used in our products are available from several sources.  To achieve economies of scale, we concentrate purchases from a limited number of suppliers, and therefore in the short term may be dependent upon certain suppliers to meet performance and quality specifications and delivery schedules.  We anticipate that our raw material expenditures as a percentage of sales may increase due to growth in our integrated products business and increases in certain commodity costs.

 Backlog and Seasonality

The backlog of unfilled orders at June 30, 2006 was approximately $370.0 million, a 42.6% increase compared with backlog of $259.5 million at June 30, 2005.  The increase in backlog was partially attributable to a general increase in demand for our products across all geographic regions. Substantially all of these orders are scheduled for delivery within 12 months.  The majority of orders are shipped within 30 days of acceptance.

We do not believe that aggregate worldwide sales reflect any significant degree of seasonality.

Employees

As of June 30, 2006, we employed 32,400 people worldwide.  We believe we have been successful in attracting and retaining qualified personnel in highly competitive labor markets due to our competitive compensation and benefits as well as our rewarding work environment.  We consider our relations with our employees to be strong.

We are committed to employee development and place a high priority on developing Molex leaders of the future through training at all levels.  This includes on-the-job and online learning, as well as custom initiatives such as our two-year, in-house global management training program.

Acquisitions and Investments

Our strategy to provide a broad range of connectors requires a wide variety of technologies, products and capabilities.  The rapid pace of technological development in the connector industry and the specialized expertise required in different markets make it difficult for a single company to organically develop all of the required products.  Though a significant majority of our growth has come from internally developed products we will seek to make future acquisitions or investments where we believe we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses.

On June 30, 2006 we entered into a merger agreement with Woodhead Industries, Inc. (NASDAQ: WDHD), pursuant to which we intend to acquire Woodhead.  Woodhead develops, manufactures and markets network and electrical infrastructure products engineered for performance in harsh, demanding, and hazardous industrial environments.  Completion of the transaction is subject to the terms and conditions of the merger agreement.  For additional information, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Highlights.”

Intellectual Property

Intellectual property rights that apply to our various products and services include patents, trade secrets and trademarks.  We maintain an active program to protect our investment in technology by attempting to ensure intellectual property rights protection for our products.

As of June 30, 2006, Molex owned 900 United States patents and 3,380 foreign patents in various countries throughout the world.  In addition, Molex had 338 patent applications on file with the U.S. Patent Office (includes both U.S. national filings and Patent Cooperation Treaty filings) and 1,820 foreign patent applications pending in various patent offices throughout the world.  No assurance can be given that any patents will be issued on pending or future applications.  As we develop products for new markets and uses, we normally seek available patent protection.

We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that provides us with a competitive advantage.  We have ongoing programs designed to maintain the confidentiality of such information.

We believe that our intellectual property is important but do not consider ourselves materially dependent upon any single patent or group of related patents.

Regulatory Compliance

We are committed to achieving high standards of environmental quality and product safety, and strive to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business.  We have regional environmental, health and safety (EHS) policies and strict disciplines that are applied to our operations.  We closely monitor the environmental laws and regulations in the countries in which we operate and believe we are in compliance in all material respects with federal, state and local regulations pertaining to environmental protection.

Many of our worldwide manufacturing sites are certified to the International Organization for Standardization (ISO) 14001 environmental management system standard, which requires that a broad range of environmental processes and policies be in place to minimize environmental impact, maintain compliance with environmental regulations and communicate effectively with interested stakeholders.  Our ISO 14001 environmental auditing program includes not only compliance components, but also modules on business risk, environmental excellence and management systems.  We have internal processes that focus on minimizing and properly managing hazardous materials used in our facilities and products.  We monitor regulatory and resource trends and set company-wide short and long-term performance targets for key resources and emissions.

The manufacture, assembly and testing of our products are subject to a broad array of laws and regulations, including restrictions on the use of hazardous materials.  We believe that our efforts to reduce the use of hazardous substances have positioned us well to meet environmental restrictions on product content throughout the world, such as the Restriction on Hazardous Substances (RoHS) directive in the European Union.  The RoHS directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury and certain flame-retardants in electronics placed on the market after July 1, 2006.

Executive Officers

Our executive officers are set forth in the table below.

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed
..
Frederick A. Krehbiel(a)	Co-Chairman (1999-); Chief Executive Officer (2004-2005);	65	1965(b)
	Co-Chief Executive Officer (1999-2001).
..
John H. Krehbiel, Jr.(a)	Co-Chairman (1999-); Co-Chief Executive	69	1959(b)
	Officer (1999-2001).
..
Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-);	51	1976
	President and Chief Operating Officer (2001-2005);
	Executive Vice President (1999-2001).
..
Liam McCarthy	President and Chief Operating Officer (2005-);	50	1976
	Regional Vice President of Operations, Europe (2000-
	2005); Interim General Manager of Molex Ireland Ltd.
	(2002-2004).
..
Robert B. Mahoney	Executive Vice President (2002-); Regional	53	1995
	President, Asia Pacific South (2004-); Treasurer
	and Chief Financial Officer (1996-2004, 2005);
	Corporate Vice President (1996-2002).
..
Ronald L. Schubel	Executive Vice President (2001-); Corporate Vice	62	1981
	President (1982-2001); Regional President, Americas (1998-).

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed
..
James E. Fleischhacker	Executive Vice President (2001-); Corporate	62	1984
	Vice President (1994-2001); Regional President,
	Asia Pacific South (1998-2001, 2003-2004).
..
David D. Johnson	Vice President, Treasurer and Chief	50	2005
	Financial Officer (2005-); Vice President, Treasurer and
	Chief Financial Officer, Sypris Solutions, Inc. (1998-2005).
..
Katsumi Hirokawa	Vice President (2005-). Positions at Molex Japan	59	1995
	Co., Ltd.: President (2002-); Executive Vice President-
	Sales (2002-2002); Senior Director-Sales (1996-2002).
..
Graham C. Brock	Vice President (2005-) and Regional	52	1976
	President, Europe (2005-); Regional Vice President -
	Sales & Marketing, Europe (2000-2005).
..
David B. Root	Vice President and Regional President, Americas (2005-);	52	1982
	Vice President, Sales Americas (2004-2005); President,
	Connector Products Division (2002-2004); President,
	Data Comm Division (2001-2002).
..
Kathi M. Regas	Vice President (1994-).	50	1985
..

(a)  John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers.  The members of the Krehbiel Family may be considered to be “control persons” of the Registrant.  The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Registrant or each other.

(b) Includes period employed by our predecessor company.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees and officers, including the chief executive officer and chief financial officer, and including our directors, with regard to their Molex-related activities.  The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in filings with the SEC and other public communications.  In addition, it incorporates our guidelines pertaining to topics such as environmental, health and safety compliance, diversity and non-discrimination, supplier expectations, privacy and business continuity.

The full text of our Code is published on our investor relations Web site at www.molex.com.

Item 1A. Risk Factors

Forward-looking Statements

This Annual Report on Form 10-K and other documents we file with the Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below.

We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths.  Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

Risk Factors

You should carefully consider the risks described below.  Such risks are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future.  Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets.  Within each of our markets, we encounter direct competition from other electronic components manufacturers and suppliers and competition may intensify from various U.S. and non-U.S. competitors and new market entrants, some of which may be our current customers.  The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.  In addition, market factors could cause a decline in spending for the technology products manufactured by our customers.

We are dependent on new products.

We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products.  Rapidly changing technology, evolving industry standards and changes in customer needs characterize the market for our products.  If we fail to modify or improve our products in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete.  We must continue to make investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products.  However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

 We may need to license new technologies to respond to technological change and these licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products.  We may not succeed in adapting our products to new technologies as they emerge.  Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products.  The timely availability of these products in volume and their acceptance by customers are important to our future success.

We are dependent on the success of our customers.

We are dependent on the continued growth, viability and financial stability of our customers.  Our customers generally are original equipment manufacturers in the telecommunications, data product, automotive, consumer, and industrial industries.  These industries are, to a varying extent, subject to rapid technological change, vigorous competition and short product life cycles.  When our customers are adversely affected by these factors, we may be similar affected.

We face manufacturing challenges.

The volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; and acquisitions of or consolidations among customers.  Due in part to these factors, many of our customers do not commit to long-term production schedules.  Our inability to forecast the level of customer order with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.

Our industry must provide increasingly rapid product turnaround for its customers.  We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders.  Customers may cancel their orders, change production quantities or delay production for a number of reasons and such actions could negatively impact our operating results.  In addition, we make significant operating decisions based on our estimate of customer requirements.  The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers.

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins.  In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results.

We face industry consolidation.

In the current economic climate, consolidation in industries that utilize electronics components may further increase as companies combine to achieve further economics of scale and other synergies.  Consolidation in industries that utilize electronics components could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines.  Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for our industry as a whole and for us in particular.  Consolidation could also result in an increasing number of very large companies offering products in multiple industries.  The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us.

We depend on industries exposed to rapid technological change.

Our customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services.  These conditions frequently result in short product life cycles.  Our success will depend largely on the success achieved by our customers in developing and marketing their products.  If technologies or standards supported by our customers’ products become obsolete or fail to gain widespread commercial acceptance, our business could be materially adversely affected.  In addition, if we are unable to offer technologically advanced, cost effective, quick response manufacturing services to customers, demand for our products may also decline.

We face the possibility that our gross margins may decline.

In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new competitive products, product enhancements by our competitors, increases in manufacturing or labor costs or other operating expenses, we may experience declines in prices, gross margins and profitability.  To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the costs to produce our products.  If we are unable to accomplish this, our revenue, gross profit and operating results may be below our expectations and those of investors and analysts.

We face risks associated with inventory.

The value of our inventory may decline as a result of surplus inventory, price reductions or technological obsolescence.  We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders.  Failure to do so could adversely affect our revenue and operating results.  However, if circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of our inventory.  We maintain an inventory valuation reserve account against diminution in the value or salability of our inventory.  However, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves in all circumstances.

We may encounter problems associated with our global operations.

Currently, more than 70% of our revenues come from international sales.  In addition, a significant portion of our operations consists of manufacturing and sales activities outside of the U.S.  Our ability to sell our products and conduct our operations globally is subject to a number of risks.  Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets.  We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business.  Additionally, we face the following risks:

•

International business conditions including the relationships between the U.S., Chinese and other governments;

•

Unexpected changes in laws, regulations, trade, monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S., China or other foreign countries;

•

Tariffs, quotas and other import or export restrictions and other trade barriers;

•

Difficulties in staffing and management;

•

Language and cultural barriers; and

•

Potentially adverse tax consequences.

We are exposed to fluctuations in currency exchange rates.

Since a significant portion of our business is conducted outside the U.S., we face substantial exposure to movements in non-U.S. currency exchange rates.  This may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective.  We mitigate our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve.  This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”).  Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country.  To reduce our exposure to fluctuations in currency exchange rates when natural hedges are not effective, we may use financial instruments to hedge U.S. dollar and other currency commitments and cash flows arising from trade accounts receivable, trade accounts payable and fixed purchase obligations.

If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates or financial instruments which become ineffective.  The success of our hedging program depends on accurate forecasts of transaction activity in the various currencies.  To the extent that these forecasts are over or understated during periods of currency volatility, we could experience unanticipated currency or hedge gains or losses.

We may find that our products have quality issues.

If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and product re-work or replacement costs.  While we engage in extensive product quality programs and processes, these may not be sufficient to avoid a product failure rate that results in substantial delays in shipment, significant repair or replacement costs, or potential damage to our reputation.

We face rising costs of commodity materials.

The cost and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connectors assemblies, is critical to our success.  Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins if we are unable to pass such increased costs through to our customers.  From time to time, we use financial instruments to hedge the volatility of commodity material costs.  The success of our hedging program depends on accurate forecasts of transaction activity in the various commodity materials.  To the extent that these forecasts are over or understated during periods of volatility, we could experience unanticipated commodity materials or hedge gains or losses.

We face risks in integrating acquisitions.

We expect to continue to make investments in companies, products and technologies through acquisitions.  While we believe that such acquisitions are an integral part of our long-term strategy, there are risks and uncertainties related to acquiring companies.  Such risks and uncertainties include:

•

Difficulty in integrating acquired operations, technology and products or realizing cost savings or other anticipated benefits from integration;

•

Retaining customers and existing contracts;

•

Retaining the key employees of the acquired operation;

•

Potential disruption of our or the acquired company’s ongoing business;

•

Unanticipated expenses related to integration; and

•

Potential unknown liabilities associated with the acquired company.

We face risks arising from reorganizations of our operations.

In 2005, we announced plans to realign part of our manufacturing capacity in order to reduce costs and better optimize plan utilization.  The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management.  We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future.  If we incur additional restructuring related charges, our financial condition and results of operation may suffer.

In addition, we recently announced that we would begin the transition to a global organizational structure that consists of market-focused divisions that will enable us to work more effectively as a global team to meet customer needs, as well as to better leverage design expertise and the low-cost production centers we have around the world.  This reorganization entails risks, including: the need to implement financial and other systems and add management resources; in the short-term we may fail to maintain the quality of products and services we have historically provided; diversion of management’s attention to the reorganization; potential disruption of our ongoing business; and unanticipated expenses related to such reorganization.

We depend on our key employees and face competition in hiring and retaining qualified employees.

Our future success depends partly on the continued contribution of our key employees, including executive, engineering, sales, marketing, manufacturing and administrative personnel.  We currently do not have employment agreements with any of our key executive officers.  We face intense competition for key personnel in several of our product and geographic markets.  Our future success depends in large part on our continued ability to hire, assimilate and retain key employees, including qualified engineers and other highly skilled personnel needed to compete and develop successful new products. We may not be as successful as competitors at recruiting, assimilating and retaining highly skilled personnel.

We are subject to various laws and government regulations.

We are subject to a wide and ever-changing variety of U.S. and foreign federal, state and local laws and regulations, compliance with which may require substantial expense.  Of particular note are two recent European Union (EU) directives known as the Restriction on Certain Hazardous Substances Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive.  These directives restrict the distribution of products within the EU of certain substances and require a manufacturer or importer to recycle products containing those substances.  Failure to comply with these directives could result in fines or suspension of sales.  Additionally, RoHS may result in our having non-compliant inventory that may be less readily salable or have to be written off.

In addition, some environment laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination.

We rely on our intellectual property rights.

We rely on a combination of patents, copyrights, trademarks and trade secrets and confidentiality provisions to establish and protect our proprietary rights.  To this end, we hold rights to a number of patents and registered trademarks and regularly file applications to attempt to protect our rights in new technology and trademarks.   Even if approved, our patents or trademarks may be successfully challenged by others or otherwise become invalidated for a variety of reasons.  Also, to the extent a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection.

Third parties may claim that we are infringing their intellectual property rights.  Such claims could have an adverse affect on our business and financial condition.  From time to time we receive letters alleging infringement of patents.  Litigation concerning patents or other intellectual property is costly and time consuming.  We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms.  Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the manufacture and sale of affected products.

We could suffer significant business interruptions.

Our operations and those of our suppliers may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, or failures of our management information or other systems.  If a business interruption occurs, our business could be materially and adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own and lease manufacturing, warehousing and office space in locations around the world.  The leases are of varying terms with expirations ranging from fiscal 2007 through fiscal 2017.  The leases in aggregate are not considered material to the financial position of Molex.  The total square footage of these facilities at June 30, 2006 is presented below:

Owned	Leased	Total
7,360,463	865,596	8,226,059

We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.  A listing of principal manufacturing facilities is presented below (parentheticals represent number of plants, if more than one):

Australia	Ireland	Republic of Korea
Melton, Victoria	Millstreet	Ansan City (2)
	Shannon	Gwang-Ju
Brazil
Manaus	Italy	Singapore
São Paulo	Padova	Jurong Town

China (P.R.C.)	Japan	Slovakia
Dongguan (2)	Kagoshima (3)	Kechnec
Shanghai (3)	Okayama
Dalian (3)	Shizuoka	Taiwan
Chengdu (2)	Tochigi	Taipei
Yamato
France		Thailand
Villemur	Malaysia	Bangpakong
Perai, Penang
Germany		United States
Ettlingen	Mexico	Pinellas Park, Florida
	Guadalajara	St. Petersburg, Florida
India	Nogales	Downers Grove, Illinois
Bangalore		Lincoln, Nebraska (3)
Gandhinagar	Poland	Naperville, Illinois
Noida	Tczew	Mooresville, Indiana
Pune	Sulecin	Maumelle, Arkansas (2)
St. Paul, Minnesota (2)
Lisle, Illinois

Item 3.  Legal Proceedings

Between March 2, 2005 and April 22, 2005, seven separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against us, and certain of our officers and employees.  The shareholder actions have been consolidated before Judge Ruben Castillo in a case pending in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et. al., Case No. 05C 1245.  The Consolidated Amended Complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005, the named defendants made or caused to be made a series of materially false or misleading statements about Molex’s business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  The complaint also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5.  As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts).  The individual defendants named in the Consolidated Amended Complaint are: J. Joseph King, Diane S. Bullock, John H. Krehbiel Jr., Frederick A. Krehbiel and Martin P. Slark.  On April 28, 2006, the Court denied defendants’ motion to dismiss the complaint.  On July 6, 2005, the Court appointed City of Pontiac Group, Joan L. Weeks individually and as trustee, and James Baker as lead plaintiffs, and approved lead plaintiffs’ choice of lead counsel.  On June 15, 2006, defendants answered the complaint, denying any liability to plaintiffs and asserting numerous defenses.  Discovery is ongoing, and is scheduled to conclude in March 2007.  We believe plaintiff’s allegations are without merit and intend to vigorously contest the complaint.

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers in the Circuit Court of Cook County, Illinois. The derivative actions arise principally out of the same facts as the stockholder actions described above.  These two actions have been consolidated and an amended and consolidated complaint has been filed.  Defendants have moved to transfer the case to a different venue and intend to move to dismiss the complaint once venue for the case has been determined.   Discovery is ongoing.   We believe the allegations in the stockholder derivative actions are without merit and intend to vigorously contest these actions.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex is traded on the NASDAQ Global Select Market and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock.

The number of stockholders of record at June 30, 2006 was 2,660 for Common Stock and 6,681 for Class A Common Stock.

The following table presents quarterly stock prices for the years ended June 30:

		2006			2005			2004
		Low	–	High	Low	–	High	Low	–	High
Common Stock	1st	$25.34		$29.20	$27.55		$31.39	$26.14		$31.10
	2nd	24.07		28.02	27.57		31.31	28.70		35.12
	3rd	25.89		33.39	24.62		29.13	28.48		36.10
	4th	32.48		39.36	24.47		28.15	27.72		33.24

Class A Common Stock	1st	23.54		26.50	23.55		26.82	21.72		26.69
	2nd	22.82		27.15	24.33		27.46	24.36		29.67
	3rd	24.33		29.87	22.48		25.99	24.44		30.36
	4th	27.94		33.47	21.75		25.08	23.72		28.55

Cash dividends on common stock have been paid every year since 1977.  On April 28, 2006, our Board of Directors increased the regular quarterly cash dividend to $0.075 per share.  The following table presents quarterly dividends declared per common share for the years ended June 30:

	Common Stock		Class A Common Stock
	2006	2005	2006	2005
Quarter ended:
September 31	$ 0.0500	$ 0.0375	$ 0.0500	$ 0.0375
December 31	0.0500	0.0375	0.0500	0.0375
March 31	0.0500	0.0375	0.0500	0.0375
June 30	0.0750	0.0375	0.0750	0.0375
Total	$ 0.2250	$ 0.1500	$ 0.2250	$ 0.1500

On April 25, 2005, our Board of Directors authorized purchases of our outstanding Common Stock and Class A Common Stock during the period ending December 31, 2006 up to an aggregate value of $250 million on a discretionary basis.  The following table contains information about our purchases of Molex equity securities pursuant to the current authorization during the quarter ended June 30, 2006 (in thousands, except price per share data):

Common Stock:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan
April 1 to April 30	3	$ 35.26	–
May 1 to May 31	150	$ 36.63	150
June 1 to June 30	58	$ 35.89	50
Total	211	$ 36.41	200

Class A Common Stock:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan
April 1 to April 30	5	$ 32.05	–
May 1 to May 31	732	$ 31.33	685
June 1 to June 30	77	$ 30.81	50
Total	814	$ 31.28	735

As of June 30, 2006, the dollar value of shares that may yet be purchased under the plan was $50.1 million, as shown in the following table (in thousands):

Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1 to April 30	$ 80,354
May 1 to May 31	$ 53,438
June 1 to June 30	$ 50,075

During the quarter ended June 30, 2006, 11,002 shares of Common Stock and 79,345 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options.  The aggregate market value of the shares transferred totaled $2.9 million.

Descriptions of our Common Stock appear under the caption “Molex Stock” in our 2006 Proxy Statement and in Note 17 of the “Notes to Consolidated Financial Statements.”

Item 6. Selected Financial Data

Molex Incorporated
Five–Year Financial Highlights Summary
(in thousands, except per share data)

	2006	2005	2004	2003	2002
Operations:
Net revenue	$ 2,861,289	$ 2,548,652	$ 2,246,715	$ 1,843,098	$ 1,711,497
Gross profit	998,812	873,344	776,746	607,700	536,551
Income from operations	311,074	197,346	221,183	102,258	101,148
Income before
income taxes	329,303	216,887	239,892	110,042	93,221
Income taxes	92,205	62,463	63,571	24,762	16,684
Net income (1)	237,009	154,434	175,950	84,918	76,479
Earnings per share:
Basic	1.28	0.82	0.93	0.44	0.39
Diluted	1.26	0.81	0.92	0.44	0.39
Net income percent
of net revenue	8.3%	6.1%	7.8%	4.6%	4.5%

Financial Position:
Current assets	1,548,233	1,374,063	1,168,644	962,113	915,343
Current liabilities	594,812	469,504	428,464	356,148	359,593
Working capital (2)	953,421	904,559	740,180	605,965	555,750
Current ratio (3)	2.6	2.9	2.7	2.7	2.5
Property, plant and
equipment, net	1,025,852	984,237	1,022,378	1,007,948	1,067,590
Total assets	2,973,241	2,727,672	2,572,346	2,329,870	2,253,920
Long-term debt and capital leases	8,815	9,975	14,039	16,868	17,849
Stockholders’ equity	2,280,690	2,168,264	2,065,994	1,896,568	1,827,652
Return on invested capital (4)	10.3%	6.9%	8.5%	4.4%	4.1%
Dividends declared per share	0.225	0.15	0.10	0.10	0.10
Average common
shares outstanding:
Basic	185,521	188,646	190,207	191,873	194,327
Diluted	187,416	190,572	192,186	193,229	195,986

(1)

Fiscal 2006 results include a restructuring charge of $26.4 million ($19.2 million after-tax). Fiscal 2005 results include a restructuring charge of $27.9 million ($21.6 million after-tax) and a charge for goodwill and other asset impairments of $25.2 million ($24.3 million after-tax).  Fiscal 2003 results include a restructuring charge of $35.0 million ($24.8 million after-tax). Fiscal year 2002 results include a restructuring charge of $24.2 million ($18.8 million after-tax).  See Notes 6 and 10 of the “Notes to Consolidated Financial Statements” for a discussion of our restructuring costs and other charges and credits to income.

(2)

Working capital is defined as current assets minus current liabilities.

(3)

Current ratio is defined as current assets divided by current liabilities.

(4)

Return on invested capital is defined as the current year net income divided by the sum of average total assets less average current liabilities for the year.

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

Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, data, consumer products, automotive and industrial markets.  Our products are used in a wide range of applications including desktop and notebook computers, computer peripheral equipment, mobile phones, digital electronics such as cameras and plasma televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.

We believe that our sales mix is balanced, with growth prospects in a number of markets.  Net revenues by market can fluctuate based on various factors including new technologies within the industry, composition of customers and new products or model changes that we or our customers introduce.  The approximate percentage of net revenue by market for fiscal 2006, 2005 and 2004 is outlined below.

	% of Net Revenue
	2006	2005	2004
Telecommunications	30%	27%	23%
Data Products	22	24	26
Automotive	18	19	17
Consumer	19	18	21
Industrial	9	9	10
Other	2	3	3
Total	100%	100%	100%

 We sell our products directly to OEMs and to their subcontractors and suppliers and, to a lesser extent, through distributors throughout the world.  Our engineers work collaboratively with customers to develop products that meet their specific needs.  Our connector products are designed to help manufacturers assemble their own products more efficiently. Our electronic components help enable manufacturers to break down their production into sub-assemblies that can be built on different production lines, in different factories or by subcontractors.  Our connectors allow these sub-assemblies to be readily plugged together before selling the end product to a customer.  Our connectors also enable users to connect together related electronic items, such as mobile phones to battery chargers and computers to printers.  Many of our customers are multi-national corporations that manufacture their products in multiple operations in several countries.

 We service our customers through our global manufacturing footprint.  As of June 30, 2006, we operated 54 manufacturing plants, located in 18 countries on five continents.  Manufacturing in many sectors has continued to move from the United States and Western Europe to lower cost regions.  In addition, reduced trade barriers, lower freight cost and improved supply chain logistics have reduced the need for duplicate regional manufacturing capabilities.  For these reasons, our strategy has been to consolidate multiple plants of modest size in favor of operating fewer, larger and more integrated facilities in strategic locations around the world.  As announced in April 2005, we realigned part of our manufacturing capacity that resulted in the closing of seven plants in five countries.  We operate our business in four geographic regions.  In 2006, 52% of our revenue was derived from sales in Asia.  Economic growth in Asia, particularly in China, is anticipated to be greater than in the Americas and Europe.  Our management believes that it has positioned the business to benefit from this trend.   Approximately 50% of our manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico.

The market in which we operate is highly fragmented with a limited number of large companies and a significant number of smaller companies making electronic connectors.  We are the world’s second-largest manufacturer of electronic connectors.  We believe that our global presence and our ability to design and manufacture our products throughout the world and to service our customers globally is a key advantage for us.  Our growth has come primarily from new products that we develop, often in collaboration with our customers.

Financial Highlights

Net revenue for fiscal 2006 of $2.86 billion increased 12.3% over fiscal 2005 net revenue of $2.55 billion.  Net revenue in local currencies increased 13.5%.  Net income for the year of $237.0 million increased $82.6 million from $154.4 million reported in the prior year.  Fiscal 2006 includes restructuring costs of $26.4 million ($19.2 million after tax).  Fiscal 2005 net income included a restructuring charge of $27.9 million ($21.6 million after-tax), a goodwill impairment charge of $22.9 million ($22.9 million after-tax) and an asset impairment charge of $2.3 million ($1.4 million after-tax).

As announced on April 25, 2005, we realigned part of our manufacturing capacity in order to reduce costs and better optimize plant utilization and to reduce selling, general and administrative expenses.  We recorded a pre-tax charge of $27.9 million in the fourth quarter of fiscal 2005 and recorded an additional pre-tax charge of $26.4 million during fiscal 2006 in connection with this plan.  Cash expenditures through June 30, 2006 in connection with the restructuring were $17.8 million, consisting primarily of severance and other employee-related costs.  Implementation of this restructuring program began in the fourth quarter of fiscal 2005 and continued throughout fiscal 2006.  We believe that the restructuring plan was substantially complete as of June 30, 2006.

The fiscal 2006 results include the effect of expensing stock options according to Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.”  Selling, general and administrative expense was $13.7 million higher in fiscal 2006 as a result of adopting SFAS No. 123(R).

On June 30, 2006, we signed a definitive merger agreement with Woodhead Industries, Inc. (Woodhead) pursuant to which we agreed to acquire Woodhead in an all cash transaction valued at approximately $256.0 million, including payments with respect to outstanding stock options and the assumption of debt and net of cash acquired.  The Boards of Directors of both companies approved the transaction.

Under the terms of the merger agreement, we commenced on July 10, 2006, a tender offer for all outstanding shares of Woodhead stock at a price of $19.25 per share in cash.  We plan to acquire shares not purchased pursuant to the tender offer, other than dissenting shares, in a subsequent merger at a price of $19.25 per share in cash as soon as practicable after completion of the tender offer.  Completion of the tender offer is currently anticipated during the fiscal quarter ending September 30, 2006, and is subject to certain conditions, including the tender by Woodhead stockholders of a majority of Woodhead’s common shares on a fully diluted basis, receipt of regulatory approvals, and other customary conditions.  There is no guarantee that we will acquire sufficient Woodhead shares to complete the acquisition.

Critical Accounting Estimates

Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our management has discussed the development and selection of the critical accounting estimates communicated below with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our related disclosures herein.

Our significant accounting policies are summarized in Note 2 of the “Notes to Consolidated Financial Statements.”  Noted here are a number of policies that require significant judgments or estimates.

 Revenue Recognition

Our revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition,” as issued by the SEC and other applicable guidance.

We recognize revenue upon shipment of product and transfer of ownership to the customer.  Contracts and customer purchase orders generally are used to determine the existence of an arrangement.  Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.  We assess whether an amount due from a customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction.  The impact of judgments and estimates on revenue recognition is minimal.  A reserve for estimated returns is established at the time of sale based on historical return experience to cover returns of defective product and is recorded as a reduction of revenue.

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.  We have net deferred tax assets of $148.3 million at June 30, 2006.

We have operations in countries around the world that are subject to income and other similar taxes in these countries.  The estimation of the income tax amounts that we record involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how foreign taxes may affect domestic taxes.  Although our management believes our tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

We periodically assess the carrying value of our deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions.  If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made.  We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses.  A valuation allowance of $5.2 million was recorded in fiscal 2006 to offset the recording of a deferred tax asset of $5.2 million related to certain European net operating losses.  The cumulative valuation allowance relating to net operating losses is approximately $33.9 million at June 30, 2006.

It is our policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities.  We establish the accruals based upon management’s assessment of probable income tax contingencies.  At June 30, 2006, we believe we have appropriately accrued for probable contingencies.  To the extent we were to prevail in matters for which accruals have been established or would be required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be materially affected.

Inventory

 Inventories are valued at the lower of first-in, first-out (FIFO) cost or market value. FIFO inventories recorded in our consolidated balance sheet are adjusted for an allowance covering inventories determined to be slow-moving or excess.  The allowance for slow-moving and excess inventories is maintained at an amount management considers appropriate based on factors such as historical usage of the product, open sales orders and future sales forecasts.  If our sales forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on gross margin and operating results.  Such factors require judgment, and changes in any of these factors could result in changes to this allowance.

Pension Plans

The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions.  Three critical assumptions used, which impact the net periodic pension expense (income) and two of which impact the benefit obligation, are the discount rate, expected return on plan assets and rate of compensation increase.  The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  We have typically used the market rate for AA/Aa rated corporate bonds for this assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.  These key assumptions are evaluated annually.  Changes in these assumptions can result in different expense and liability amounts.

The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2006, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease)		Increase (Decrease)
	in PBO		in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans
Discount rate change:
Increase 50 basis points	$(3,406)	$(7,613)	$(337)	$(414)
Decrease 50 basis points	3,698	8,639	348	95
Expected rate of return change:
Increase 100 basis points	N/A	N/A	$(381)	$(357)
Decrease 100 basis points	N/A	N/A	381	357

Other Postretirement Benefits

We have retiree health care plans that cover the majority of our U.S. employees.  There are no significant postretirement health care benefit plans outside of the U.S.  The health care cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation (APBO) and retiree health care benefit expense.  A 100 basis-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	2006	2005	2004
Effect on total service and interest cost:
Increase 100 basis points	$1,476	$1,073	$714
Decrease 100 basis points	(1,211)	(908)	(600)

Effect on APBO:
Increase 100 basis points	$9,951	$8,655	$6,277
Decrease 100 basis points	(8,164)	(7,325)	(5,279)

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

We perform an annual goodwill impairment analysis as of May 31st, or earlier if indicators of potential impairment exist.  In assessing the recoverability of goodwill, we review both quantitative as well as qualitative factors to support our assumptions with regard to fair value.  Our impairment review process compares the fair value of the reporting unit in which goodwill resides to our carrying value.  Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component.  Components are defined as operations for which discrete financial information is available and reviewed by segment management.

The fair value of a reporting unit is estimated using a discounted cash flow model for the evaluation of impairment.  The expected future cash flows are based on management’s estimates and are determined by looking at numerous factors including projected economic conditions and customer demand, revenue and margins, changes in competition, operating costs and new products introduced.  In determining fair value, we make certain judgments.  If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, we may be required to record an impairment charge.

Although management believes its assumptions in determining the projected cash flows are reasonable, changes in those estimates could affect the evaluation.

Restructuring Costs

We have recorded charges in connection with restructuring our business.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognize a liability for restructuring costs at fair value when the liability is incurred.  The main components of our restructuring plans are related to workforce reductions and the closure and consolidation of excess facilities.  Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments, but under certain circumstances may be recognized over a number of accounting periods.  Plans to consolidate excess facilities result in charges for lease termination fees, future commitments to pay lease charges, net of estimated future sublease income, and adjustments to the fair value of buildings and equipment to be sold. Charges for the consolidation of excess facilities are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment.

As of June 30, 2006, we had substantially completed the restructuring plan announced in the fourth quarter of fiscal 2005.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets, other than goodwill and trade names, including property and equipment, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical trends in operating performance, changes in projected operating performance, and significant negative economic trends.

Results of Operations

Year Ended June 30, 2006 Compared with Year Ended June 30, 2005

	Year Ended		$ Change	% Change	Result as %
	June 30,		Favorable	Favorable	of Net Revenue
(in thousands)	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net revenue	$2,861,289	$2,548,652	$312,637	12.3%	100.0%	100.0%
Cost of sales	1,862,477	1,675,308	(187,169)	(11.2)	65.1	65.7
Gross profit	998,812	873,344	125,468	14.4	34.9	34.3

Selling, general & administrative	661,384	622,954	(38,430)	(6.2)	23.1	24.5
Restructuring costs	26,354	27,875	1,521	5.5	0.9	1.1
Goodwill and asset impairments	–	25,169	25,169	100.0	–	1.0
Income from operations	311,074	197,346	113,728	57.6	10.9	7.7

Other income, net	18,229	19,541	(1,312)	(6.7)	0.6	0.8
Income before income taxes	329,303	216,887	112,416	51.8	11.5	8.5
Income taxes & minority interest	92,294	62,453	(29,841)	(47.8)	3.2	2.4
Net income	$237,009	$154,434	$82,575	53.5%	8.3%	6.1%

Net Revenue

The increase in revenue was derived primarily from unit volume increases with existing customers and existing products and sales of new products.  We estimate that the impact of price erosion reduced revenue by approximately $79.0 million compared with the prior year.  We sell our products in five primary markets. A summary follows of the estimated change in revenue from each market during the fiscal years ended June 30:

	2006	2005
Telecommunications	25%	33%
Data Products	3	5
Automotive	6	27
Consumer	19	(3)
Industrial	12	2

We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

	Year Ended		$ Change	% Change	Result as %
	June 30,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Americas	$793,296	$701,470	$91,826	13.1%	27.7%	27.5%
Far East North	542,663	523,717	18,946	3.6	19.0	20.5
Far East South	945,089	769,218	175,871	22.9	33.0	30.2
Europe	511,375	504,453	6,922	1.4	17.9	19.8
Corporate and other	68,866	49,794	19,072	38.3	2.4	2.0
Total	$2,861,289	$2,548,652	$312,637	12.3%	100.0%	100.0%

The strengthening of the U.S. dollar against certain foreign currencies, principally the yen and euro, decreased revenue by approximately $30.8 million for fiscal 2006 from the prior year. The following table shows the effect on the change in net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Year Ended June 30, 2006
	Local	Currency	Net
	Currency	Translation	Change
Americas	$82,322	$9,504	$91,826
Far East North	42,611	(23,665)	18,946
Far East South	166,717	9,154	175,871
Europe	32,458	(25,536)	6,922
Corporate and other	19,319	(247)	19,072
Net change	$343,427	$(30,790)	$312,637

The change in revenue on a local currency basis is as follows:

<del>

Year Ended
Jun.30, 2006
Americas	11.7%
Far East North	8.1
Far East South	21.7
Europe	6.4
Total	13.5

We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  We believe that new products are essential to enable our customers to advance their solutions and their market leadership positions. Additionally, we believe that new products tend to have a higher gross profit as a percentage of revenue, but may be subject to higher price erosion as unit volumes grow, production experience is accumulated and costs decrease.  Revenue derived from the sale of new products we released within the last 36 months as a percentage of net revenue was as follows for the fiscal years ended June 30:

<del>

	2006	2005
Americas	25%	22%
Far East North	23	35
Far East South	33	36
Europe	27	27
Total	28	30

 Americas Region  – North and South America

Revenue in the Americas region increased from the prior year period primarily due to stronger demand and new product offerings for electronic connector products, particularly in high performance applications.  We experienced some recovery in the telecommunications market, resulting in demand for cable harnesses in that area. Demand for these products was significantly higher during the second half of fiscal 2006 as compared with the prior year period partially because in 2006 the seasonally slow third fiscal quarter was instead relatively consistent with volumes in the second fiscal quarter.

While we believe that year-to-date sales growth in the Americas region was negatively affected by the movement offshore of original equipment manufacturers and contract manufacturers, we experienced a reduction in this trend during the second half of fiscal 2006.  However, we believe that this trend positively contributed to year-to-date sales in other regions of our business, especially in the Far East South region.

Far East North Region – Japan and Korea

Revenue in local currencies was higher during fiscal 2006 as compared with fiscal 2005 primarily due to stronger demand in the consumer and telecom markets. Demand in these markets increased steadily during fiscal 2006 and was stronger during the second half of fiscal 2006 as compared with the prior year even though the second half of the year is generally seasonally lower for the telecommunications and consumer markets. The region continues to capitalize on its ability to design compact, high performance products for the sophisticated end of the mobile phone business in the telecommunications market.  The region is developing new connectors for third generation (3G) phones, which in Japan include such high-speed capabilities as video and camera functionality.  We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.

During fiscal 2006, the region operated at a high capacity level with significant resources allocated to support increased demand in the Far East South region. Revenue between regions is generally recognized as intercompany revenue, which is excluded from the revenue by region table, above.

Far East South Region – Singapore, Malaysia, China, Thailand, Taiwan and India

Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region increased during fiscal 2006 from the prior year.  As a result, this region is our largest and fastest growing in terms of revenue. The revenue growth in this region was primarily driven by strong demand in the mobile phone and consumer products markets.  Demand for these products was significantly higher during the second half of 2006 as compared with the same period in the prior year primarily because the inventory correction and reduction in demand that occurred in the third fiscal quarter of 2005 did not recur in fiscal 2006.

Our sales in China increased by 29.5% during fiscal 2006 compared with the prior year period, due to customer demand supported by increased production capacity. The drivers of this growth included (i) overall higher demand in the mobile phone, consumer electronics and automotive markets, (ii) the trend of American, European and Japanese companies moving their design and production to China and (iii) greater penetration of Taiwanese multinational accounts.

European Region

For fiscal 2006, revenue as compared with the prior year increased primarily due to a slight recovery in demand for general connector products, increased sales of integrated products and additional penetration in the automotive market in which we participate.  However, the overall trend toward  movement offshore of original equipment manufacturers and contract manufacturers continued and we believe that this trend contributed to sales in other regions of our business, especially in the Far East South region.  Customer revenue in the European region began improving during the third fiscal quarter and increased during the second half of fiscal 2006 as compared with the prior year period.

The region is focused on the strongest markets that we believe are most likely to remain in Europe.  These include connectors and integrated products for industrial, medical and automotive applications.

Gross Profit

Gross profit increased primarily due to the increase in net revenue. Gross profit as a percentage of net revenue during fiscal 2006, as compared with the prior year period, was higher primarily due to operating efficiencies gained in the Far East South and focus on higher margin products in the Americas.

Gross profit for fiscal 2005 included the impact of corrections of errors that reduced gross profit by $8.0 million.  See Note 3 to the “Notes to Condensed Consolidated Financial Statements” for further discussion.

We estimate that we paid approximately $42.1 million more for metal alloys (primarily copper), gold and plastic resins in fiscal 2006 compared with the prior year period. These increases, along with the impact of price erosion, were partially offset by (i) an improved sales mix and product pruning, (ii) selective price increases that became effective during the second fiscal quarter of 2006, (iii) improvements in manufacturing efficiencies and (iv) favorable changes in currency exchange rates.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar.  As a result of a stronger U.S. dollar compared with the yen during the period, exchange rates reduced our cost of sales reported in U.S. dollars without a corresponding effect on net revenue.  We estimate that the impact from currency transactions increased gross profit by approximately $35.5 million for fiscal 2006 compared with the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in fiscal 2006 as compared with the prior year, but increased at a rate substantially lower than the rate of revenue growth.  The increase in selling, general and administrative expenses to support the higher levels of business and the additional compensation expense for stock options as described in the following paragraph was offset by cost reductions due to the restructuring activities initiated in the fourth quarter of fiscal 2005 and other cost containment measures, especially in the European Region.

Effective in fiscal 2006, we adopted SFAS No. 123(R) which resulted in additional compensation expense of approximately $13.7 million for fiscal 2006. Total share-based compensation recorded in the Consolidated Statements of Income was $29.2 million for fiscal 2006, of which $28.2 million is included in selling, general and administrative expenses and $1.0 million is included in restructuring costs.  In fiscal 2005, we recognized $14.9 million of share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” (See Note 19 of the “Notes to the Condensed Consolidated Financial Statements”).

The impact of currency translation decreased selling, general and administrative expenses by approximately $11.8 million for fiscal 2006.

Research and development expenditures, which are classified as selling, general and administrative expense, increased to $140.9 million, or 4.9% of net revenue, for fiscal 2006, compared with 5.2% of net revenue last year.

Restructuring Costs

We recorded a pre-tax charge of $26.4 million during fiscal 2006 and $27.9 million in the fourth quarter of fiscal 2005 in connection with our restructuring to reduce costs, better optimize plant utilization and reduce selling, general and administrative expenses. The restructuring included facility closures that impacted our operations in the Americas and European regions.  We reduced headcount by approximately 500 people after additions at the facilities where production was transferred.

In the Americas region, we closed an industrial manufacturing facility in New England and ceased manufacturing in our Detroit area automotive facility. The automotive development center also located in the Detroit area will continue in operation. Production from these facilities was transferred to existing plants within the region.

In Europe, we closed manufacturing facilities in Portugal and Ireland and reduced the size of a development center in Germany since announcing the restructuring plan during the fourth quarter of fiscal 2005.  We also closed a manufacturing facility in Slovakia. Production from these manufacturing facilities was transferred to existing plants within the region.

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 6 of the “Notes to Condensed Consolidated Financial Statements.”  See also “Forward-Looking Statements.”

Effective Tax Rate

The effective tax rate was 28.0% for fiscal 2006 compared with 28.8% for fiscal 2005. The overall decrease in the effective tax rate from the prior year reflects higher fiscal 2006 earnings in countries with tax rates that are lower than the U.S. rate offset by an increase in the valuation allowance for losses incurred for which no tax benefit could be recorded.  Fiscal 2005 reflects a charge for goodwill impairment and an increase in the valuation allowance.

 Backlog

Our order backlog on June 30, 2006 was approximately $370.0 million, an increase of $110.5 million compared with $259.5 million at June 30, 2005.  New orders for fiscal 2006 were $2,951.1 million, an increase of 18.5% compared with $2,489.8 million last year.

Year Ended June 30, 2005 Compared with Year Ended June 30, 2004

	Year Ended		$ Change	% Change	Result as %
	June 30,		Favorable	Favorable	of Net Revenue
(in thousands)	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Net revenue	$2,548,652	$2,246,715	$301,937	13.4%	100.0%	100.0%
Cost of sales	1,675,308	1,469,969	(205,339)	(14.0)	65.7	65.4
Gross profit	873,344	776,746	96,598	12.4	34.3	34.6

Selling, general & administrative	622,954	555,563	(67,391)	(12.1)	24.5	24.7
Restructuring costs	27,875	–	(27,875)	(100.0)	1.1	–
Goodwill and asset impairments	25,169	–	(25,169)	(100.0)	1.0	–
Income from operations	197,346	221,183	(23,837)	(10.8)	7.7	9.9

Other income, net	19,541	18,709	832	4.4	0.8	0.8
Income before income taxes	216,887	239,892	(23,005)	(9.6)	8.5	10.7
Income taxes & minority interest	62,453	63,942	1,489	2.3	2.4	2.9
Net income	$154,434	$175,950	$(21,516)	(12.2)%	6.1%	7.8%

Net revenue

The acquisition of French-based Connecteurs Cinch S.A. and its subsidiaries (Cinch) completed in April, 2004, added $30.2 million of incremental revenue for fiscal 2005.  The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $72.1 million over the prior year period.  We estimate that the impact of price erosion reduced revenue by approximately $88 million for fiscal 2005, compared with the prior year.  The balance of the revenue increase came primarily from unit volume increases with existing customers and existing products, and sales of new products.  Revenue derived from the sale of new products we released within the last 36 months was $764 million, or 30% of total revenue, in the current year, compared with $563 million, or 25% of revenue, for the prior year.

A summary follows of the estimated change in revenue from each market during the fiscal years ended June 30:

<del>

	2005	2004
Telecommunications	33%	34%
Data Products	5	17
Automotive	27	9
Consumer	(3)	22
Industrial	2	35

The following table sets forth information on our net revenue by geographic regions for the periods indicated (in thousands):

<del>

	Year Ended		$ Change	% Change	Result as %
	June 30,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Americas	$701,470	$686,129	$15,341	2.2%	27.5%	30.5%
Far East North	523,717	499,348	24,369	4.9	20.5	22.2
Far East South	769,218	623,619	145,599	23.3	30.2	27.8
Europe	504,453	385,051	119,402	31.0	19.8	17.1
Corporate and other	49,794	52,568	(2,774)	(5.3)	2.0	2.4
Total	$2,548,652	$2,246,715	$301,937	13.4%	100.0%	100.0%

The weakening of the U.S. dollar against certain foreign currencies, principally the yen and euro, increased revenue by approximately $72.1 million for fiscal 2005 over the prior year. The following table shows the effect on the change in net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Year Ended June 30, 2005
	Local	Currency	Net
	Currency	Translation	Change
Americas	$13,011	$2,330	$15,341
Far East North	87	24,282	24,369
Far East South	137,501	8,098	145,599
Europe	84,851	34,551	119,402
Corporate and other	(5,656)	2,882	(2,774)
Net change	$229,794	$72,143	$301,937

The change in revenue on a local currency basis is as follows:

<del>

Year Ended
Jun.30, 2005
Americas	1.9%
Far East North	–
Far East South	22.0
Europe	22.0
Total	10.2

We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  Revenue derived from the sale of new products we released within the last 36 months as a percentage of net revenue was as follows for fiscal years ended June 30:

	2005	2004
Americas	22%	18%
Far East North	35	33
Far East South	36	28
Europe	27	24
Total	30	25

Americas Region  - North and South America

Customer revenue in the Americas region for fiscal 2005 increased 2.2% from the prior year, due to a slightly stronger demand for electronic connector products, particularly in high performance products, including cable assemblies for the high-end server market in supercomputer applications.  We have also seen some recovery in the telecommunications market, resulting in demand for cable harnesses in that area.

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

Far East North Region - Japan and Korea

Customer revenue in the Far East North region in fiscal 2005 increased 4.9% from the prior year in U.S. dollars.  Foreign currency translation contributed approximately $24 million to the revenue increase.  A robust business environment in Japan, a recovering economy in Korea and a steady flow of new products stimulated sales.

The most significant growth in fiscal 2005 for Japan came from advanced digital home entertainment products such as digital still cameras and portable audio players and from consumer electronics products such as game machines and plasma display panels for flat screen TVs.  Growth also came from hard disk drives and printers for the computer market.

During the year, the region further capitalized on its ability to design more compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market.  The region is developing new connectors for third generation (3G) phones, which in Japan include such high-speed capabilities as TV and camera functionality.   As more global phone makers move to 3G technology, we believe the region is well positioned to grow.

Revenue to the industrial market increased, largely due to servo motor demand and customer investment in new semiconductor equipment.  Automotive design wins in Japan were offset by decreased demand from Korean automakers due to Korea’s sluggish economy.  In Korea, modest strength in the electronics industry and the overall connector market was offset by reduced sales of personal computers.

Revenue from integrated products grew at a faster rate than connector products in fiscal 2005.  To counter pricing pressure, most integrated products are manufactured in our plant in Dalian, China, which underwent a 60% capacity expansion in fiscal 2005.

Far East South Region - Singapore, Malaysia, China, Thailand, Taiwan and India

Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region increased 23.3% in fiscal 2005 in U.S. dollars, compared with the prior year.  This region is now our largest and fastest growing segment.  The revenue growth in this region was driven by strong demand across the consumer products and computer markets, as well as the mobile phone sector of the telecommunications market.

Our sales in China increased by 23% as a result of customer demand supported by increased production capacity.  The biggest drivers of this growth were American, European and Japanese companies moving their design and production to China and greater penetration of Taiwanese multinational accounts.  We experienced strong demand in the mobile phone, notebook and desktop computer, consumer electronics and automotive markets.

Products used in mobile phones constitute nearly one-third of Far East South sales. Consumer electronics is another important market for the region.  During the year, new products were introduced to keep pace with the ongoing migration from analog to digital technology.  The region is coordinating opportunities with our Molex counterparts in Japan to have these products designed in the Far East North and produced in China.

In the data, networking and computing arena, we shifted our focus from telecommunications infrastructure equipment to the far stronger server market.  The region also grew in its traditional niche of personal computers and notebooks.

The automotive business in the Far East South region, although still in its early stages, is accelerating.  Our product pipeline grew to five times the 2004 level.  The Big 3 (Daimler Chrysler, Ford and General Motors) and their suppliers moving to China want local design, procurement and production, which the region can provide.  We plan to open a new plant in summer 2007 in Chengdu, considered the Detroit of China.  The new plant is expected to be our largest worldwide and manufacture products for the automotive industry and for other industries as well.  To offer customers a complete solution, the region maintains a balance between high precision, high technology manufacturing in Singapore and commoditized capability in China.

European Region

Customer revenue in Europe for fiscal 2005 increased 31.0% from the prior year in U.S. dollars.  Our Cinch automotive acquisition, which occurred during the fourth fiscal quarter of 2004, accounted for $30.2 million of the $119.4 million in growth.  The remaining revenue growth in this region was primarily driven by demand for mobile phones in the telecommunications market and products in the industrial market.

The European connector market has been growing, albeit at a single-digit pace.  The region is focused on the strongest markets that we believe are most likely to stay in Europe.  These include connectors and integrated products for industrial, medical and automotive applications.  Integrated products now account for approximately 25% of the region’s revenue.

During the year, the region won projects from customers engaged in land- and marine-based oil exploration, as well as manufacturers requiring our products for industrial controls, testing equipment and power management.  The region also increased its business with Nokia, the only major mobile phone company still producing in Europe.

Management believes that the trend for European automakers, at least for the next five years, will be locally based and will rely on local distribution.  We believe the region is in a good position to fulfill this need with a broad connector product offering and a robust new product pipeline.

Key initiatives in the region include improving capacity utilization, shifting more manufacturing to the region’s Eastern European locations, and using Six Sigma methodology to eliminate waste and enhance quality.  Additionally, we are ahead of schedule with introducing lead-free products and expect that we will deliver well in advance of the European compliance deadline.

Gross Profit

We were not able to fully offset the negative impact of price erosion discussed earlier with the leverage on the higher sales volume.  The gross profit margin was also negatively impacted by higher raw material costs.  We estimate that we paid approximately $17 million more for metal alloys (primarily copper), gold and plastic resins in the current year compared with the same period last year.   Although we implemented offsetting price increases to our distribution sales channel, we have not been as successful with the majority of our business.  Our client mix skews toward large global customers and industries that make raising prices more difficult. Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar.  The gross profit margin was negatively impacted as the yen and euro strengthened relative to the U.S. dollar.  We estimate this currency transaction impact to be approximately $6.5 million compared with the prior year.

Also included in the results for fiscal 2005 are corrections of errors that reduced gross profit by $8.0 million.  See Note 3 to the “Notes to Consolidated Financial Statements” for further discussion.

Selling, General and Administrative Expenses

The Cinch acquisition added incremental selling, general and administrative expenses of approximately $16.0 million as compared with the prior year.  The currency translation impact further increased selling, general and administrative expenses by approximately $16.9 million.  Also, in connection with the resignation of our former auditor, responses to SEC comment inquiries, and internal investigations authorized by our Audit Committee, we estimate that legal, accounting and other costs during fiscal 2005 increased by approximately $9.9 million.  Research and development expenditures for the year increased $14.6 million to $133.6 million, or 5.2% of net revenue, compared with 5.3% of net revenue last year.

Research and development expenditures in fiscal 2005 contributed to the release of approximately 384 new products during the year.  In fiscal 2005, 30% of net revenue was derived from the sale of products we released within the last three years. We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  We were granted 775 new patents during the year, an increase of 36% over the prior year.

Also included in the results for fiscal 2005 are corrections of errors that increased selling, general and administrative expense by $1.5 million.  See Note 21 to the “Notes to Consolidated Financial Statements” for further discussion.

Restructuring Costs

We recorded a pre-tax restructuring charge of $27.9 million in fiscal 2005. We did not have material restructuring activity during fiscal 2004.

Goodwill and Other Asset Impairments

We also recorded a pre-tax non-cash goodwill impairment charge of $22.9 million, during fiscal 2005.  We did not record any material impairments during fiscal year 2004.

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

Effective Tax Rate

The effective tax rate was 28.8% for fiscal 2005 compared with 26.5% in fiscal 2004.  The increase in the effective tax rate from the prior year reflects the charge for the goodwill impairment we recognized in fiscal 2005 and an increase in the valuation allowance for net operating losses in foreign countries for which no tax benefit was recognized.  These items were offset to some extent by the favorable resolution of various tax matters with tax authorities as well as the correction of accruals for income tax exposures and other income tax adjustments (see Note 11 to the “Notes to Consolidated Financial Statements”).  We also reflected a tax benefit related to the recording of state deferred taxes in fiscal 2005.

 Backlog

Our order backlog on June 30, 2005 was approximately $259.5 million, a decline of $73.1 million compared with $332.6 million at June 30, 2004.  The decrease in backlog was partially attributable to an increase in distribution bookings in June 2004 of approximately $36 million placed in advance of a price increase.  In addition, during fiscal 2005 we provided vendor-managed inventory programs to customers.  Under this method, the new order and shipment occur simultaneously and without impacting reported backlog.  New orders for fiscal 2005 were $2,489.8 million, compared with $2,366.0 million last year.

Financial Condition and Liquidity

Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves.  Cash, cash equivalents and marketable securities totaled $485.5 million and $497.6 million at June 30, 2006 and 2005, respectively.  In the first quarter of fiscal 2007, we expect to utilize a portion of our existing cash to fund the acquisition of Woodhead.  Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions.  Management believes that our liquidity and financial flexibility are adequate to support both current and future growth.  We have historically used external borrowings only when a clear financial advantage exists. Long-term debt and obligations under capital leases at June 30, 2006 totaled $8.8 million.  We have available lines of credit totaling $123.0 million at June 30, 2006.

Cash Flows Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

<del>

	2006	2005	2004
Cash provided from operating activities	$443,081	$430,835	$292,031
Cash used for investing activities	(240,779)	(286,232)	(158,358)
Cash used for financing activities	(189,039)	(75,689)	(86,108)
Effect of exchange rate changes on cash	9,796	6,411	7,890
Net increase in cash	$23,059	$75,325	$55,455

Operating Activities

Cash provided from operating activities increased by $12.2 million for fiscal 2006 from fiscal 2005 primarily due to higher net income as adjusted for non-cash items in fiscal 2006 offset by an increase in working capital.  The working capital increase was primarily due to the revenue growth for fiscal 2006 as compared with the prior year and reflects severance payments approximating $17.8 million in connection with the restructuring costs recorded in fiscal 2005.  Working capital is defined as current assets minus current liabilities.

Cash provided from operating activities increased by $138.8 million for fiscal 2005 from fiscal 2004 due mainly to higher net income as adjusted for non-cash items in fiscal 2005 with steady working capital levels.

Investing Activities

Capital expenditures increased $45.9 million for fiscal 2006 compared with fiscal 2005 in order to provide increased capability in the Far East North region and increased capability and capacity in the Americas and Far East South regions. Capital expenditures increased $41.1 million for fiscal 2005 compared with fiscal 2004 primarily due to investments in increasing capability in the Far East North region. During 2005, we also sold our investment in an affiliate and generated cash from this transaction of $14.1 million.

Cash flow from investing activities also includes proceeds from marketable securities in the net amount of $37.3 million in fiscal 2006 and $67.0 million in fiscal 2004 and investments in marketable securities in the net amount of $83.5 million in fiscal 2005. Our marketable securities generally have a term of less than one year. Our uses of or investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities.

Financing Activities

Cash was used primarily for the payment of dividends and the purchase of treasury stock.  We purchased shares of Common Stock and Class A Common Stock totaling 6.0 million shares, 2.4 million shares and 2.7 million shares during fiscal years 2006, 2005 and 2004, respectively. The aggregate cost of these purchases was $165.3 million, $58.2 million and $70.2 million in fiscal years 2006, 2005 and 2004, respectively.

Our Board of Directors previously authorized the repurchase of up to an aggregate $250.0 million of common stock though December 31, 2006. Approximately $50.1 million was remaining under the authorization as of June 30, 2006.

We have a strong cash balance and cash flow and a low level of debt.  We believe at this time that share repurchases are a good investment as compared with investing our cash in short-term money instruments or marketable securities, particularly with the current low interest rates.  We also use shares repurchased to replenish stock used for exercises of employee stock options and employee stock awards.

As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures.  The timing and size of any new business ventures or acquisitions we complete may impact our cash and borrowing requirements.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at June 30, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands).

		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$24,061	$10,847	$6,562	$2,802	$3,850
Capital lease obligations	4,306	2,555	1,661	73	17
Other long–term liabilities	13,117	533	2,108	2,238	8,238
Debt obligations	8,061	968	2,193	4,732	168
Tota1 (1)	$49,545	$14,903	$12,524	$9,845	$12,273

<del>

(1) Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below.

Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on current manufacturing needs and are fulfilled by vendors within short time horizons.  In addition, some purchase orders represent authorizations to purchase rather than binding agreements.  We do not generally have significant agreements for the purchase of raw materials or other goods specifying minimum quantities and set prices that exceed expected requirements for three months.  Agreements for outsourced services generally contain clauses allowing for cancellation without significant penalty, and are therefore not included in the table above.

The expected timing of payments of the obligations above is estimated based on current information.  Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) a retained or a contingent interest in transferred assets, (iii) any obligation under certain derivative instruments or (iv) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to a company, or engages in leasing, hedging, or research and development services within a company.

We do not have material exposure to any off-balance sheet arrangements.  We do not have any unconsolidated special purpose entities.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices.

We mitigate our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve.  This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”).  Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country.

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments.  Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows.  No material foreign exchange contracts were in use at June 30, 2006 and 2005.

We have implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments.  Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management.  Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows and net receivable and payable balances.

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates.  The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in decreased net revenue of $30.8 million and decreased income from operations of $10.2 million for 2006, compared with the estimated results for 2006 using the average rates for 2005.

Our $152.7 million of marketable securities at June 30, 2006 are principally debt instruments that generate interest income for us on temporary excess cash balances.  These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date.  Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.

Interest rate exposure is limited to our marketable securities and long-term debt.  We do not actively manage the risk of interest rate fluctuations.  However, such risk is mitigated by the relatively short-term nature of our investments (less than 12 months) and the fixed-rate nature of our long-term debt.

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

Molex Incorporated
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$332,815	$309,756
Marketable securities	152,728	187,835
Accounts receivable, less allowances
of $26,513 in 2006 and $20,293 in 2005	660,665	539,533
Inventories	347,312	290,100
Deferred income taxes	19,054	16,518
Prepaid expenses	35,659	30,321
Total current assets	1,548,233	1,374,063
Property, plant and equipment, net	1,025,852	984,237
Goodwill	149,458	143,872
Non-current deferred income taxes	129,292	126,987
Other assets	120,406	98,513
Total assets	$2,973,241	$2,727,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans and current portions of long-term debt
and capital leases	$3,312	$5,771
Accounts payable	305,876	252,370
Accrued expenses:
Salaries, commissions and bonuses	92,730	73,652
Other	96,660	85,407
Income taxes payable	96,234	52,304
Total current liabilities	594,812	469,504
Other non-current liabilities	12,987	10,788
Accrued pension and postretirement benefits	75,055	67,063
Long-term debt and obligations under capital leases	8,815	9,975
Minority interest in subsidiaries	882	2,078
Total liabilities	692,551	559,408

Commitments and contigencies

Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized;
111,297 shares issued at 2006 and 110,814 shares issued at 2005	5,565	5,541
Class A Common Stock, $0.05 par value; 200,000 shares authorized;
106,598 shares issued at 2006 and 104,998 shares issued at 2005	5,330	5,250
Class B Common Stock, $0.05 par value; 146 shares authorized;
94 shares issued at and 94 shares issued at 2005	5	5
Paid-in capital	424,340	400,173
Retained earnings	2,481,956	2,286,826
Treasury stock (Common Stock, 11,887 shares at 2006 and 10,322 shares at 2005;
Class A Common Stock, 22,497 shares at 2006 and 17,727 shares at 2005), at cost	(743,219)	(568,917)
Deferred unearned compensation	–	(31,910)
Accumulated other comprehensive income	106,713	71,296
Total stockholders’ equity	2,280,690	2,168,264
Total liabilities and stockholders’ equity	$2,973,241	$2,727,672

See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended June 30,
	2006	2005	2004

Net revenue	$2,861,289	$2,548,652	$2,246,715
Cost of sales	1,862,477	1,675,308	1,469,969
Gross profit	998,812	873,344	776,746

Selling, general and administrative	661,384	622,954	555,563
Restructuring costs	26,354	27,875	–
Goodwill and other asset impairments	–	25,169	–
Total operating expenses	687,738	675,998	555,563

Income from operations	311,074	197,346	221,183

Gain (loss) on investments	(1,245)	2,916	5,406
Equity income	9,545	10,176	9,555
Interest income, net	9,929	6,449	3,748
Total other income, net	18,229	19,541	18,709

Income before income taxes	329,303	216,887	239,892

Income taxes	92,205	62,463	63,571
Minority interest	89	(10)	371
Net income	$237,009	$154,434	$175,950

Earnings per share:
Basic	$1.28	$0.82	$0.93
Diluted	$1.26	$0.81	$0.92

Average common shares outstanding:
Basic	185,521	188,646	190,207
Diluted	187,416	190,572	192,186

See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended June 30,
	2006	2005	2004
Cash and cash equivalents, beginning of year	$309,756	$234,431	$178,976

Operating activities:
Net income	237,009	154,434	175,950
Add (deduct) non-cash items included in net income:
Depreciation and amortization	214,657	230,722	228,480
Asset write-downs included in restructuring costs	2,870	12,150	–
Loss (gain) on investments	1,245	(2,916)	(5,406)
Goodwill and other asset impairments	–	25,169	–
Deferred income taxes	(8,089)	2,737	(7,698)
(Gain) loss on sale of property, plant and equipment	(701)	11,811	3,983
Share-based compensation	29,218	14,913	13,848
Other non-cash items	(1,552)	8,353	387
Changes in assets and liabilities, excluding effects of foreign currency adjustments and acquisition:
Accounts receivable	(107,210)	(938)	(93,909)
Inventories	(47,014)	(20,301)	(72,159)
Accounts payable	43,875	15,567	40,555
Other current assets and liabilities	58,857	(7,340)	9,319
Other assets and liabilities	19,916	(13,526)	(1,319)
Cash provided from operating activities	443,081	430,835	292,031

Investing activities:
Capital expenditures	(276,783)	(230,895)	(189,724)
Proceeds from sales or maturities of marketable securities	1,351,165	3,460,220	4,962,242
Purchases of marketable securities	(1,313,829)	(3,543,679)	(4,895,230)
Other investing activities	(1,332)	28,122	(35,646)
Cash used for investing activities	(240,779)	(286,232)	(158,358)

Financing activities:
Net decrease in short-term loans	(2,107)	–	(656)
Net decrease in long-term debt and capital leases	(3,693)	(4,177)	(8,215)
Cash dividends paid	(34,843)	(25,965)	(19,042)
Exercise of stock options	15,783	12,038	9,972
Excess tax benefits from share-based compensation	1,144	–	–
Purchase of treasury stock	(165,323)	(58,217)	(70,215)
Reissuance of treasury stock	–	632	2,048
Cash used for financing activities	(189,039)	(75,689)	(86,108)

Effect of exchange rate changes on cash	9,796	6,411	7,890
Net increase in cash and cash equivalents	23,059	75,325	55,455
Cash and cash equivalents, end of year	$332,815	$309,756	$234,431

Supplemental cash flow information:
Interest paid	$928	$921	$842
Income taxes paid	$70,092	$81,377	$82,508

See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Years Ended June 30,
	2006	2005	2004

Common stock	$10,900	$10,796	$10,734
Paid-in capital:
Beginning balance	$400,173	$369,660	$341,530
Reclassification from deferred unearned compensation	(31,910)	–	–
Stock-based compensation	29,218	–	–
Stock options granted	–	11,554	12,552
Stock options forfeited	–	(1,389)	(2,022)
Exercise of stock options	23,958	13,661	12,057
Issuance of stock awards	–	4,597	3,951
Treasury stock	–	79	747
Other	2,901	2,011	845
Ending balance	$424,340	$400,173	$369,660
Retained earnings:
Beginning balance	$2,286,826	$2,160,368	$2,003,440
Net income	237,009	154,434	175,950
Dividends	(41,613)	(27,964)	(19,042)
Other	(266)	(12)	20
Ending balance	$2,481,956	$2,286,826	$2,160,368
Treasury stock:
Beginning balance	$(568,917)	$(509,161)	$(437,234)
Purchase of treasury stock	(165,323)	(58,217)	(70,215)
Reissuance of treasury stock	–	553	1,301
Exercise of stock options	(8,736)	(1,685)	(2,672)
Other	(243)	(407)	(341)
Ending balance	$(743,219)	$(568,917)	$(509,161)
Deferred unearned compensation:
Beginning balance	$(31,910)	$(32,180)	$(32,094)
Reclassification to paid-in capital	31,910	–	–
Stock options granted	–	(11,554)	(12,552)
Stock options forfeited	–	1,508	2,034
Issuance of stock awards	–	(4,597)	(3,416)
Compensation expense	–	14,913	13,848
Ending balance	$–	$(31,910)	$(32,180)
Accumulated other comprehensive income, net of tax:
Beginning balance	$71,296	$66,573	$10,246
Translation adjustments	34,934	4,678	51,544
Minimum pension liability	–	–	4,503
Unrealized investment gain, net of tax	483	45	280
Ending balance	$106,713	$71,296	$66,573
Total stockholders' equity	$2,280,690	$2,168,264	$2,065,994

Comprehensive income, net of tax:
Net income	$237,009	$154,434	$175,950
Translation adjustments	34,934	4,678	51,544
Minimum pension liability	–	–	4,503
Unrealized investment gain, net of tax	483	45	280

Total comprehensive income, net of tax	$272,426	$159,157	$232,277

See accompanying notes to consolidated financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 54 plants in 18 countries on five continents.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Molex Incorporated and our majority-owned subsidiaries.  All material intercompany balances and transactions are eliminated in consolidation.  Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

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

Cash and Cash Equivalents

We consider all liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of government and municipal debt securities and are carried at fair value, which is determined based on quoted market prices.  We generally hold these instruments for three to 12 months.  These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date.  Marketable securities are classified as available-for-sale securities and, accordingly, mark-to-market adjustments are recorded in other comprehensive income.

No mark-to-market adjustments were required during fiscal years 2006, 2005 or 2004 because the carrying value of the securities approximated the market value.  Proceeds from sales of available-for-sales securities, excluding maturities, during fiscal years 2006, 2005 and 2004 were $532.1 million, $279.6 million and $295.7 million, respectively.  There were no associated gains or losses on these sales.

Accounts Receivable

 In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria.  We believe that we have little concentration of credit risk due to the diversity of our customer base.  Accounts receivable, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of current and projected economic conditions.  We monitor the collectibility of our accounts receivable on an ongoing basis by analyzing the aging of our accounts receivable, assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks.  Our accounts receivable are not collateralized.

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

The estimated useful lives are as follows:

Buildings

25–40 years

Machinery and equipment

3–10 years

Molds and dies

2–4 years

We perform reviews for impairment of long-lived assets whenever adverse events or circumstances indicate that the carrying value of an asset may not be recoverable.  When indicators of impairment are present, we evaluate the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets.  We adjust the net book value of the underlying assets to fair value if the sum of the expected discounted future cash flows is less than book value.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.  The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.  Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component.

Intangible Assets

Intangible assets are included in other assets and consist primarily of the rights acquired under technology licenses and are amortized over the periods of benefit, not to exceed 10 years, generally on a straight-line basis.

Pension and Other Postretirement Plan Benefits

 Pension and other postretirement plan benefits are expensed as employees earn such benefits.  The recognition of expense is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets and future healthcare costs.  We use third-party specialists to assist management in appropriately measuring the expense associated with pension and other postretirement plan benefits.

Revenue Recognition

We recognize revenue when in the normal course of our business the following conditions are met: (i) a purchase order has been received from the customer with a corresponding order acknowledgement sent to the customer confirming delivery, price and payment terms, (ii) product has been shipped (FOB origin) or delivered (FOB destination) and title has clearly transferred to the customer or customer carrier, (iii) the price to the buyer is fixed and determinable for sales with an estimate of allowances made based on historical experience and (iv) there is reasonable assurance of collectibility.

We record revenue on a consignment sale when a customer has taken title of product which is stored in either the customer’s warehouse or that of a third party.

From time to time, we will discontinue or obsolete products that we have formerly sold.  When this is done, an accrual for estimated returns is established at the time of the announcement of product discontinuation or obsolescence.

We typically warrant that our products will conform to Molex specifications and that our products will be free from material defects in materials and manufacturing, and limit our liability to the replacement of defective parts or the cash value of replacement parts.  We will not accept returned goods unless the customer makes a claim in writing and management authorizes the return.  Returns result primarily from defective products or shipping discrepancies.  A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of revenue.

We provide certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases.  At the time of sale, we record as a reduction of revenue a reserve for estimated inventory allowances based on a fixed percentage of sales that we authorized to distributors.

From time to time we in our sole discretion will grant price allowances to customers.  At the time of sale, we record as a reduction of revenue a reserve for estimated price allowances based on historical allowances authorized and approved solely at our discretion.

Other allowances include customer quantity and price discrepancies.  At the time of sale, we record as a reduction of revenue a reserve for other allowances based on historical experience.  We believe we can reasonably and reliably estimate the amounts of future allowances.

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses totaled $56.2 million, $49.0 million, and $37.1 million in fiscal 2006, 2005 and 2004, respectively.

Research and Development

Costs incurred in connection with the development of new products and applications are charged to operations as incurred.  Research and development costs are included in selling, general and administrative expenses and totaled $140.9 million, $133.6 million and $119.0 million in fiscal 2006, 2005 and 2004, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.  We have operations that are subject to income and other similar taxes in foreign countries.  The estimation of the income tax amounts that we record involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of the impact foreign taxes may have on domestic taxes.  A valuation allowance is provided to offset deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Derivative Instruments and Hedging Activities

We use derivative instruments primarily to hedge activities related to specific foreign currency cash flows.  We had no material derivatives outstanding at June 30, 2006.  The net impact of gains and losses on such instruments was not material to the results of operations for fiscal 2006, 2005 and 2004.

New Accounting Pronouncements

Stock-Based Compensation

We have granted nonqualified and incentive stock options and stock units to our directors, officers and employees under our stock plans pursuant to the terms of such plans.

Prior to July 1, 2005, we had accounted for share-based compensation programs according to the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on July 1, 2005, share-based compensation cost recognized in selling, general and administrative expense lowered income before income taxes and net income for fiscal 2006 by $13.7 million and $8.9 million, respectively, and lowered basic and diluted earnings per share by $0.05, compared with results if we had continued to account for share-based compensation under APB No. 25.  Additionally, as a result of adopting SFAS No. 123(R), deferred unearned compensation of $31.9 million was reclassified to paid-in capital on July 1, 2005.

The following table illustrates the effect on net income and earnings per share for fiscal 2005 and 2004, had we applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	2005	2004
Net income as reported	$154,434	$175,950
Add: Stock-based compensation included in reported
net income, net of related tax effects	10,618	10,179
Deduct: Stock-based compensation determined under
fair value method, net of related tax effects	(20,977)	(21,020)
Pro forma net income	$144,075	$165,109
Earnings per share:
Basic	$0.82	$0.93
Diluted	$0.81	$0.92
Pro forma earnings per share:
Basic	$0.76	$0.87
Diluted	$0.76	$0.86

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the 2006 classifications.  For fiscal 2005 and 2004, certain cash flow statement line items were combined.

3. Correction of Prior Years’ Errors

In fiscal 2005, we recorded adjustments to correct errors in prior years’ financial statements. We have concluded that the corrections of errors related to fiscal 2004 and prior years are not material, either individually or in the aggregate, to the trends of the financial statements, or to a fair presentation of our results of operations and financial position for any of the years affected.  Accordingly, results for fiscal 2004 and prior years were not restated when these errors were corrected in fiscal 2005.

The aggregate effect of the corrections of errors recorded in fiscal 2005 reduced gross profit by $8.0 million and increased selling, general and administrative expenses by $1.5 million, and reduced equity income by $0.4 million and reduced income tax expense by $11.7 million, resulting in a reduction in pre-tax income of $9.8 million and an increase in net income of $1.9 million ($0.01 per share).  Of those cumulative amounts, pre-tax and net income for fiscal 2004 should have been reduced by $3.3 million and $4.8 million ($0.02 per share) respectively; and pre-tax and net income for fiscal 2003 and prior years should have been reduced by $6.5 million and increased by $6.7 million, respectively.

4.  Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which includes stock options, during the year.  A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of June 30 is as follows (in thousands, except per share data):

	2006	2005	2004
Net income	$237,009	$154,434	$175,950
Basic average common shares outstanding	185,521	188,646	190,207
Effect of dilutive stock options	1,895	1,926	1,979
Diluted average common shares outstanding	187,416	190,572	192,186
Earnings per share:
Basic	$1.28	$0.82	$0.93
Diluted	$1.26	$0.81	$0.92

Excluded from the computations above were anti-dilutive shares of 4.0 million, 2.4 million and 1.3 million in fiscal 2006, 2005 and 2004, respectively.

5.  Potential Acquisition

On June 30, 2006, we signed a definitive merger agreement with Woodhead Industries, Inc. (Woodhead) pursuant to which we agreed to acquire Woodhead in an all cash transaction valued at approximately $256.0 million, including payments with respect to outstanding stock options and the assumption of debt and net of cash acquired.  The Boards of Directors of both companies approved the transaction.

Under the terms of the merger agreement, we commenced a tender offer on July 10, 2006, for all outstanding shares of Woodhead stock at a price of $19.25 per share in cash.  We plan to acquire shares not purchased pursuant to the tender offer, other than dissenting shares, in a subsequent merger at a price of $19.25 per share in cash, without interest, as soon as practicable after completion of the tender offer.  Completion of the tender offer is currently anticipated during the quarter ending September 30, 2006, and is subject to certain conditions, including the tender by Woodhead stockholders of a majority of Woodhead’s common shares on a fully diluted basis, receipt of regulatory approvals, and other customary conditions.  There is no guarantee that we will acquire sufficient Woodhead shares to complete the acquisition.

6.  Restructuring

Restructuring and severance costs reflect the cost reduction program that we have implemented.  This includes the closing of facilities and the termination of employees.  Severance costs also include executive severance and charges for the fair value of stock options of certain former employees that did not expire at termination.  Restructuring costs are expensed during the period in which we determine we will incur those costs and all requirements of accrual are met.  Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.  Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans, and cannot be sold for amounts in excess of carrying value.

During the fourth quarter of fiscal 2005, we decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs.  In the Americas region, we have closed an industrial manufacturing facility in New England and have ceased manufacturing in our Detroit area automotive facility.  The automotive development center also located in the Detroit area continues in operation.   In Europe, we closed certain manufacturing facilities in Ireland and Portugal and reduced the size of a development center in Germany.  We also closed a manufacturing facility in Slovakia.  Production from these manufacturing facilities has been transferred to existing plants within the region.  Included in the restructuring charge are costs to reduce our selling, general and administrative costs in the Americas, Europe and at the corporate office.  We reduced headcount by approximately 500 people after additions at the facilities where production was transferred.

The cumulative restructuring charges as of June 30, 2006 were $54.2 million, of which $27.0 million related to the Americas region, $19.2 million related to the European region and $8.0 million for corporate operations.  We have substantially completed the restructuring activities as of June 30, 2006.  The following table summarizes the pre-tax impact in fiscal 2006 of the restructuring program described above (in thousands):

<del>

	Severance	Asset
	Costs	Write-downs	Total
Americas Region	$12,436	$498	$12,934
European Region	6,867	1,460	8,327
Corporate and other	4,181	912	5,093
Total	$23,484	$2,870	$26,354

The following table summarizes the pre-tax impact in fiscal 2005 of the restructuring program described above (in thousands):

<del>

	Severance	Asset
	Costs	Write-downs	Total
Americas Region	$9,141	$4,945	$14,086
European Region	3,636	7,205	10,841
Corporate and other	2,948	–	2,948
Total	$15,725	$12,150	$27,875

Changes in the accrued severance balance are summarized as follows (in thousands):

2005 Plan
Balance at June 30, 2004	$–
Charges to expense	15,725
Cash payments	(3,788)
Non-cash related costs	(1,652)
Balance at June 30, 2005	10,285
Charges to expense	23,484
Cash payments	(17,828)
Balance at June 30, 2006	$15,941

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. Substantially all of the remaining restructuring liabilities, currently shown in accrued expenses, are expected to be paid during fiscal 2007.  Generally, amounts not yet paid are related to severance payments structured as installments.

7.  Inventories

Inventories, less allowances of $33.7 million at June 30, 2006 and $34.2 million at June 30, 2005, consisted of the following (in thousands):

<del>

	2006	2005
Raw materials	$62,288	$43,423
Work in progress	107,533	94,695
Finished goods	177,491	151,982
Total inventories	$347,312	$290,100

8. Property, Plant and Equipment At June 30, property, plant and equipment consisted of the following (in thousands):

	2006	2005
Land and improvements	$63,409	$77,246
Buildings and leasehold improvements	549,997	534,301
Machinery and equipment	1,418,956	1,385,074
Molds and dies	632,573	606,272
Construction in progress	97,325	70,815
Total	$2,762,260	$2,673,708
Accumulated depreciation	(1,736,408)	(1,689,471)
Net property, plant and equipment	$1,025,852	$984,237

Depreciation expense for property, plant and equipment was $212.1 million, $227.7 million and $225.2 million in fiscal 2006, 2005 and 2004, respectively.

9.  Goodwill

At June 30, changes to goodwill were as follows (in thousands):

	2006	2005	2004
Beginning balance	$143,872	$164,915	$160,732
Impairments	–	(22,876)	–
Additions	5,591	1,800	4,166
Other adjustments	(5)	33	17
Ending balance	$149,458	$143,872	$164,915

During the fiscal 2005 annual impairment review for goodwill, indicators of impairment were found in the MPN reporting unit.  The MPN business, consisting of products primarily sold into the structured cabling market for data communications, had not performed as management had expected.

Slower growth in MPN’s markets served and slower-than-expected customer acceptance of its products in the structured cabling business, as well as a delay in the transition to next-generation data communication networks, had a negative impact on MPN’s operating results.  These factors resulted in lower growth expectations for the reporting unit, which resulted in the goodwill impairment charge.

Based on our assessment of MPN’s implied fair value, including a valuation by an independent valuation firm, we recorded a non-cash impairment charge of $22.9 million in fiscal 2005.  The charge is included as a component of net income in the Corporate and Other segment in Note 20.

10.  Investments

At June 30, 2006, we owned approximately 20% of an affiliate accounted for under the equity method.  At June 30, 2006, the net book value of this investment was $44.0 million and the market value based on quoted market prices $93.6 million.  We recorded a pre-tax gain of $10.4 million ($7.5 million after-tax) during fiscal 2004 for the sale of stock of the affiliate and a gain reported in equity income resulting from an IPO completed by the affiliate.

In fiscal 2004 we recorded a pre-tax charge of $5.0 million ($3.8 million after-tax) to exit other investments in start-up technologies.

11.  Income Taxes

Income before income taxes for the years ended June 30, is summarized as follows (in thousands):

	2006	2005	2004
United States	$57,860	$19,252	$83,455
International	271,443	197,635	156,437
Income before income taxes	$329,303	$216,887	$239,892

The components of income tax expense (benefit) for the years ended June 30, were as follows (in thousands):

<del>

	2006	2005	2004
Current:
U.S. Federal	$8,204	$(3,085)	$2,187
State	1,649	(146)	3,063
International	90,441	62,957	66,019
Total currently payable	$100,294	$59,726	$71,269

Deferred:
U.S. Federal	$708	$(1,422)	$(2,035)
State	(289)	(2,794)	–
International	(8,508)	6,953	(5,663)
Total deferred	(8,089)	2,737	(7,698)
Total income tax expense	$92,205	$62,463	$63,571

Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

<del>

	2006	2005	2004
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(2.6)	(3.6)	(4.3)
Repatriation of foreign earnings	(4.3)	(6.7)	(5.7)
Tax examinations and settlements	(0.9)	(1.2)	(2.6)
Goodwill impairment	–	3.7	–
Valuation allowance	1.6	3.2	3.0
Correction of accruals for income tax exposures
and other adjustments	–	(2.6)	–
Investments	(0.8)	–	–
Adjustment for state deferred income taxes	–	(1.2)	–
State income taxes, net of Federal tax benefit	0.4	(0.2)	1.3
Foreign tax rates greater (less) than U.S. Federal rate (net)	(0.8)	1.8	(0.4)
Other	0.4	0.6	0.2
Effective tax rate	28.0%	28.8%	26.5%

At June 30, 2006, we had approximately $100.0 million of non-U.S. net operating loss carryforwards and $3.0 million of U.S. capital loss carryforwards.  The capital loss carryforwards can be carried forward to offset future U.S. capital gains through fiscal year June 30, 2007.  Of the non-U.S. net operating losses, approximately $14.0 million can be carried forward to offset taxable income over the period June 30, 2008-2010.  The remaining approximately $86.0 million of losses can be carried forward indefinitely.

Also at June 30, 2006, we had approximately $32.0 million of U.S. foreign tax credit carryforwards and $2.4 million of U.S. research credit carryforwards.  The U.S. foreign tax credit carryforwards will expire in future years through 2015.  The U.S. research credit carryforwards will expire in future years through 2024.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  As of June 30, 2006 and 2005, we have recorded valuation allowances of $33.9 million and $28.7 million, respectively, against the non-U.S. net operating loss carryforwards.

The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Pension and other postretirement liabilities	$30,821	$25,408
Stock option and other benefits	19,625	17,617
Capitalized research and development	23,740	27,696
Foreign tax credits	31,741	26,538
Net operating losses	33,975	30,374
Depreciation and amortization	13,527	14,495
Inventory	11,349	11,013
Minimum tax credit	15,475	16,806
Allowance for doubtful accounts	4,722	3,873
Other, net	15,753	14,779
Total deferred tax assets before valuation allowance	200,728	188,599
Valuation allowance	(33,920)	(28,700)
Total deferred tax assets	166,808	159,899
Deferred tax liabilities:
Investments	(18,462)	(16,394)
Total net deferred tax assets	$148,346	$143,505

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

<del>

	2006	2005
Net deferred taxes
Current asset	$19,054	$16,518
Non-current asset	129,292	126,987
Total	$148,346	$143,505

We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $600.0 million of undistributed earnings of certain of our non-U.S. subsidiaries as of June 30, 2006.  These earnings are intended to be permanently invested.  It is not practicable to estimate the additional income taxes which would be paid if the permanently reinvested earnings were distributed.

We were granted favorable tax status and other incentives in Singapore and Malaysia, subject to certain conditions.  The Singapore grant is effective through March 2015 and the Malaysia grant is effective through November 2007.  We were granted various tax holidays in China, which are effective for various terms and subject to certain conditions.  The impact of these grants was to decrease local country taxes by $8.5 million, $7.8 million and $10.2 million in fiscal 2006, 2005 and 2004, respectively.

12.  Pension Plans

Plan Overview and Assumptions

We sponsor and/or contribute to pension plans, including defined benefit plans, covering substantially all U.S. plant hourly employees and certain employees in international subsidiaries.  The benefits are primarily based on years of service and the employees’ compensation for certain periods during their last years of employment.

We also provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries.  Employer contributions to these plans of $16.5 million, $14.6 million and $13.6 million were charged to operations during fiscal 2006, 2005 and 2004, respectively.

Our pension obligations are measured as of March 31 for the U.S. plan and as of June 30 for the international plans.  International plans are primarily in France, Germany, Ireland, Japan, Korea and Taiwan.  The weighted-average assumptions used in the measurement of the projected benefit obligation (PBO) as of June 30 and pension expense for the years ended June 30 are as follows:

	2006		2005		2004
	U.S. Plan	Int'l Plans	U.S. Plan	Int'l Plans	U.S. Plan	Int'l Plans
PBO as of measurement date:
Discount rate	6.4%	3.9%	5.5%	3.4%	5.8%	3.6%
Rate of compensation increase	3.5%	3.4%	3.5%	3.0%	3.5%	3.6%

Pension expense:
Discount rate	5.5%	3.4%	5.8%	3.6%	6.3%	3.1%
Expected return on plan assets	8.5%	5.9%	8.5%	6.6%	8.5%	6.5%
Rate of compensation increase	3.5%	3.0%	3.5%	3.6%	3.5%	2.9%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  Generally, we used the corporate AA/Aa bond rate for this assumption.  The expected return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets.  We estimated this rate based on historical returns of similarly diversified portfolios.  The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

Pension Expense The components of pension expense for our plans consist of the following for the years ended June 30 (in thousands):

	2006		2005		2004
	U.S. Plan	Int'l Plans	U.S. Plan	Int'l Plans	U.S. Plan	Int'l Plans
Service cost	$3,239	$5,946	$2,805	$5,329	$2,325	$5,007
Interest cost	2,291	3,100	2,080	2,953	1,828	2,085
Expected return on plan assets	(3,070)	(2,098)	(2,892)	(2,097)	(2,225)	(1,727)
Amortization of prior service cost	110	–	204	71	204	–
Amortization of unrecognized
transition obligation	–	40	–	4	–	59
Recognized actuarial losses	716	741	399	529	375	1,170
Other items	4	(45)	–	285	–	1,422
Pension expense	$3,290	$7,684	$2,596	$7,074	$2,507	$8,016

Benefit Obligations and Plan Assets The following provides a reconciliation of the PBO, plan assets and funded status of our pension plans as of June 30 (in thousands):

<del>

	2006		2005
	U.S. Plan	Int'l Plans	U.S. Plan	Int'l Plans
Change in PBO:
PBO at beginning of year	$43,840	$92,186	$36,541	$77,492
Service cost	3,239	5,946	2,805	5,329
Interest cost	2,291	3,100	2,080	2,953
Participant contributions	–	257	–	302
Effect of curtailment/settlement	(2,789)	(45)	–	–
Benefits paid	(516)	(2,762)	(873)	(2,625)
Liability (gains) losses	(6,297)	(5,700)	3,287	5,023
New plans	–	–	–	4,487
Changes in foreign currency	–	1,606	–	(775)
PBO at end of year	$39,768	$94,588	$43,840	$92,186
Change in plan assets:
Fair value of plan assets at beginning of year	38,353	35,428	34,399	30,107
Actual return on plan assets	6,017	4,143	1,827	4,738
Employer contributions	–	3,619	3,000	2,503
Participant contributions	–	257	–	302
Effect of settlement	(1,938)	–	–	–
Benefits paid	(516)	(2,762)	(873)	(2,030)
Changes in foreign currency	–	2,293	–	(192)
Fair value of plan assets at end of year	$41,916	$42,978	$38,353	$35,428
Funded (unfunded) status	2,147	(51,610)	(5,487)	(56,758)
Unrecognized net transition liability	–	293	–	339
Unrecognized net actuarial loss	1,068	11,886	11,878	20,301
Unrecognized prior service cost	29	–	143	–
Net amount recognized	$3,244	$(39,431)	$6,534	$(36,118)
Amounts recognized in the consolidated balance sheet
consist of:
Prepaid benefit cost	3,244	6,230	6,534	6,316
Accrued benefit liability	–	(45,661)	–	(42,434)
Net amount recognized	$3,244	$(39,431)	$6,534	$(36,118)

The accumulated benefit obligation for our U.S. plan was $33.1 million and $35.2 million at June 30, 2006 and 2005, respectively, and $73.5 million and $70.8 million for the international plans at June 30, 2006 and 2005, respectively.

Our overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon.  In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return.  The weighted-average asset allocations for our pension plans at June 30 are as follows:

	2006		2005
	U.S. Plan	Int'l Plans	U.S. Plan	Int'l Plans
Asset allocation:
Equity	65%	71%	63%	68%
Bonds	30%	20%	31%	27%
Real estate and other	5%	9%	6%	5%

The expected benefit payments from our pension plans are as follows: $3.8 million in fiscal 2007; $5.8 million in fiscal 2008; $4.6 million in fiscal 2009; $5.0 million in fiscal 2010; $10.9 million in fiscal 2011 and $9.8 million in fiscal 2012 to 2016.  We expect to contribute $3.9 million in fiscal 2007 to our pension plans.

13.  Other Postretirement Benefits

Benefits Overview and Assumptions

We have retiree health care plans that cover the majority of our U.S. employees.  Employees hired before January 1, 1994 may become eligible for these benefits if they reach age 55, with age plus years of service equal to 70.  Employees hired after January 1, 1994 may become eligible for these benefits if they reach age 60, with age plus years of service equal to 80.  The cost of retiree health care is accrued over the period in which the employees become eligible for such benefits.  We continue to fund benefit costs primarily as claims are paid.  There are no significant postretirement health care benefit plans outside of the U.S.

We measure our retiree health care benefit obligations as of March 31.  The weighted-average assumptions used to determine the accumulated postretirement benefit obligation (APBO) as of
June 30 and benefit expense for the years ended June 30 are as follows:

	2006	2005	2004
APBO as of June 30:
Discount rate	6.3%	5.5%	5.75%
Health care cost trend rate	10.0%	10.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Years to ultimate rate	2011	2010	2009

Benefit expense for the years ended June 30:
Discount rate	5.5%	5.75%	6.25%
Health care cost trend rate	10.0%	10.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Years to ultimate rate	2010	2009	2008

The health care cost trend rate assumption has a significant effect on the amount of the APBO and retiree health care benefit expense.  A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	2006	2005	2004
Effect on total service and interest cost:
Increase 100 basis points	$1,476	$1,073	$714
Decrease 100 basis points	(1,211)	(908)	(600)

Effect on APBO:
Increase 100 basis points	$9,951	$8,655	$6,277
Decrease 100 basis points	(8,164)	(7,325)	(5,279)

Benefit Obligation and Expense The components of retiree health care benefit expense for our plans consist of the following for the years ended June 30 (in thousands):

<del>

	2006	2005	2004
Service cost	$2,566	$1,878	$1,868
Interest cost	2,387	1,884	1,920
Amortization of prior service cost	(71)	(262)	(262)
Recognized actuarial losses	1,039	635	727
Other items	–	773	–
Retiree health care benefit expense	$5,921	$4,908	$4,253

The following provides a reconciliation of the APBO and the amounts included in the consolidated balance sheet as of June 30, for our postretirement benefit plans (in thousands):

<del>

	2006	2005
Change in APBO:
APBO at beginning of year	$44,078	$33,212
Service cost	2,566	1,878
Interest cost	2,387	1,884
Participant contributions	413	350
Special termination benefits	–	773
Benefits paid	(1,570)	(1,420)
Plan amendment	(7,241)	–
Actuarial losses	1,557	7,401
APBO at end of year	$42,190	$44,078

Items not yet recognized in the consolidated balance sheet:
Unrecognized net actuarial loss	20,193	19,675
Unrecognized prior service cost (credit)	(7,397)	(228)
Accrued benefit liability	$29,394	$24,631

The expected benefit payments for our postretirement benefit plans before the 28% subsidy are as follows: $1.4 million in fiscal 2007; $1.7 million in fiscal 2008; $1.8 million in fiscal 2009; $1.9 million in fiscal 2010; $2.0 million in fiscal 2011 and $13.3 million in fiscal 2012 to 2016.  The expected 28% subsidy is as follows: $0.1 million in fiscal 2007; $0.1 million in fiscal 2008; $0.1 million in fiscal 2009; $0.2 million in fiscal 2010; $0.2 million in fiscal 2011 and $1.8 million in fiscal 2012 to 2016.  We expect to contribute $1.3 million in fiscal 2007 to our postretirement benefit plans.

14.  Debt and Obligations Under Capital Leases

We had available lines of credit totaling $123.0 million at June 30, 2006, expiring between 2007 and 2012.  Borrowings on lines of credit and letters of credit drawn approximated $14.5 million at June 30, 2006.

Long-term debt approximating $8.1 million generally consists of mortgages and industrial development bonds with interest rates ranging from 2.1% to 7.8% and maturing through 2012. Certain assets, including land, buildings and equipment, secure our long-term debt.

We rent data processing equipment under lease arrangements classified as capital leases.  Future minimum lease payments approximate $4.3 million, with a present value of $4.1 million.

15. Leases We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below (in thousands):

Operating
Year ending June 30:	Leases
2007	$10,847
2008	3,979
2009	2,583
2010	1,612
2011	1,190
2012 and thereafter	3,850
Total lease payments	$24,061

Rental expense was $10.2 million, $9.3 million and $5.4 million in fiscal 2006, 2005 and 2004, respectively.

16.  Commitments and Contingencies

In the normal course of business, we are a party to various matters involving disputes and litigation.  While it is not possible at this time to determine the ultimate outcome of these matters, management believes that the ultimate liability, if any, will not be material to our consolidated results of operations or financial condition.

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against Molex, and certain Molex officers and employees.  The shareholder actions have been consolidated, and the consolidated amended complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about Molex’s business, prospects, operations, and financial statements which constituted violations of securities laws and rules.  As relief, the complaint seeks, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts).  We believe the allegations in the shareholder actions are without merit and intend to vigorously contest these actions.

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

17.  Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights.  Class A Common Stock has no voting rights except in limited circumstances.  So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class.  During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval.  There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2006.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder.  The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events.  Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted.  Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2006.

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.

Changes in common stock for the years ended June 30 are as follows (in thousands):

			Class A
	Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding at June 30, 2003	110,124	$5,506	103,390	$5,169	22,831	$437,234
Exercise of stock options	280	14	772	39	93	2,672
Purchase of treasury stock	–	–	–	–	2,740	70,215
Issuance of stock awards	11	1	–	–	(73)	(1,301)
Other	–	–	–	–	10	341
Outstanding at June 30, 2004	110,415	$5,521	104,162	$5,208	25,601	$509,161
Exercise of stock options	399	20	836	42	64	1,685
Purchase of treasury stock	–	–	–	–	2,395	58,217
Issuance of stock awards	–	–	–	–	(25)	(553)
Other	–	–	–	–	14	407
Outstanding at June 30, 2005	110,814	$5,541	104,998	$5,250	28,049	$568,917
Exercise of stock options	483	24	1,584	79	309	8,736
Purchase of treasury stock	–	–	–	–	6,018	165,323
Issuance of stock awards	–	–	16	1	–	–
Other	–	–	–	–	8	243
Outstanding at June 30, 2006	111,297	$5,565	106,598	$5,330	34,384	$743,219

18. Other Comprehensive Income The components of accumulated other comprehensive income are as follows (in thousands):

	2006	2005
Foreign currency translation adjustments	$105,993	$71,059
Unrealized gains on investments	720	237
Total	$106,713	$71,296

19.  Stock Incentive Plans

Share-based compensation is comprised of expense related to stock options and stock awards.  Share-based compensation cost recognized in selling, general and administrative expense for fiscal 2006 was $29.2 million and the related tax benefit was $10.1 million.

Stock Options The following table provides information about options outstanding at June 30, 2006 (exercise price represents a weighted-average, shares in thousands):

	Outstanding			Exercisable
		Remaining	Exercise		Exercise
Range of Exercise Price	Shares	Years	Price	Shares	Price
Common:
$2.56 to $17.41	29	0.5	$16.00	29	$16.00
$18.94 to $18.94	342	1.3	18.94	137	18.94
$20.80 to $20.80	520	2.2	20.80	364	20.80
$23.60 to $23.60	47	2.0	23.60	23	23.60
$27.30 to $27.30	275	4.1	27.30	94	27.30

Class A Common:
$9.01 to $11.57	1,875	3.5	$10.34	279	$10.57
$11.62 to $17.06	1,857	4.3	13.34	166	12.36
$18.63 to $23.86	1,977	3.6	22.37	933	21.31
$23.92 to $25.99	2,399	4.6	25.36	1,334	25.47
$26.78 to $33.00	1,099	1.5	30.10	1,089	30.12
	10,420	3.8	20.02	4,448	23.77

Stock options that we grant to employees who are not executive officers (“non-officer employees”) are options to purchase Class A Common Stock at an exercise price that is generally 50% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant. Prior to December 2005, stock options to non-officer employees expired on the fifth anniversary of the grant. After December 2005, stock options to U.S.-based non-officer employees are automatically exercised on the vesting date.  The number of shares authorized for employee stock option grants is 12.5 million.

The stock options that are approved for grant to executive officers and directors are generally options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the award with a term of seven years.  The number of shares authorized for stock option grants to executive officers and directors is 12.5 million.

Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

<del>

		Exercise
	Shares	Price
Outstanding at June 30, 2003	8,579	$17.11
Granted	2,084	19.65
Exercised	(933)	13.24
Forfeited or expired	(224)	13.17
Outstanding at June 30, 2004	9,506	$18.17
Granted	2,256	18.78
Exercised	(1,084)	12.66
Forfeited or expired	(134)	12.54
Outstanding at June 30, 2005	10,544	$18.94
Granted	1,989	18.98
Exercised	(1,872)	12.85
Forfeited or expired	(241)	19.72
Outstanding at June 30, 2006	10,420	$20.02

At June 30, 2006, exercisable options had an aggregate intrinsic value of $28.8 million with a weighted-average remaining contractual life of 3.2 years.  In addition, there were 5.6 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $65.9 million.    The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $28.0 million, $14.2 million and $13.8 million, respectively.

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant.  Expected volatilities are based on historical volatility of Common Stock. We estimate the expected life of the option using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.  The estimated weighted-average fair values of and related assumptions for options granted were as follows:

<del>

	2006	2005	2004
Weighted-average fair value of options granted:
At market value of underlying stock	$8.15	$7.25	$10.31
At less than market value of underlying stock	$17.18	$13.26	$12.95

Assumptions:
Dividend yield	0.72%	0.60%	0.40%
Expected volatility	28.25%	35.88%	44.48%
Risk-free interest rate	4.06%	3.26%	3.17%
Expected life of option (years)	3.66	3.98	4.52

As of June 30, 2006, there were options outstanding to purchase 1.2 million shares of Common Stock and 9.2 million shares of Class A Common Stock.

Stock Awards

Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock.  Generally, these grants vest 25% per year beginning the first anniversary date of the award.  Stock awards transactions are summarized as follows (shares in thousands):

<del>

		FairMarket
	Shares	Value
Nonvested shares at June 30, 2003	404	$23.92
Granted	131	25.99
Vested	(118)	25.05
Cancelled	(8)	19.90
Nonvested shares at June 30, 2004	409	$24.33
Granted	188	24.49
Vested	(151)	25.32
Nonvested shares at June 30, 2005	446	$24.06
Granted	249	24.56
Vested	(195)	20.43
Nonvested shares at June 30, 2006	500	$24.33

As of June 30, 2006, there was $6.9 million of total unrecognized compensation cost related to the above nonvested stock bonus awards.  We expect to recognize the cost of these stock awards over a weighted-average period of 2.4 years.  The total fair value of shares vested during fiscal 2006, 2005, and 2004 was $4.0 million, $3.8 million and $3.0 million, respectively.

Directors’ Deferred Compensation Plan

Our non-employee directors are eligible to participate in deferred compensation plans under which they may elect on a yearly basis to defer all or a portion of the following year’s compensation.   A participant may elect to have the deferred amount (a) accrue interest during each calendar quarter at a rate equal to the average six month Treasury Bill rate in effect at the beginning of each calendar quarter, or (b) credited as stock “units” whereby each unit is equal to one share of Common Stock.  The cumulative amount that is deferred for each participating director is subject to the claims of our general creditors.

If a non-employee director elects to have his or her compensation deferred as stock units, the compensation earned for a given quarter are converted to stock units at the closing price on the date the compensation would otherwise be paid.  These stock units are generally settled in cash and marked to market value at the end of each quarter.  The liability associated with deferred director fees for credited stock “units” for fiscal 2006, 2005 and 2004 was $5.4 million, $3.7 million and $3.9 million, respectively.

Upon termination of service as a director, the accumulated amount will be distributed as elected by a participant.  At the time of distribution, any stock units will be converted into cash by multiplying the number of units by the fair market value of the stock as of the payment date.

On July 28, 2006, the Board of Directors amended the director deferred compensation plans such that stock units credited to a participant’s account will be distributed in shares of Common Stock rather than cash.

20.  Segment and Related Information

We operate in one product segment: the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity.  Management operates the business through four regions.  The Americas region consists primarily of operations in the U.S., Mexico and Brazil.  The Far East North region includes Japan and Korea and a manufacturing operation in northern China.  The Far East South region includes the rest of China, Singapore and the remaining countries in Asia.  European operations are located in both Eastern and Western Europe.  Revenue between regions is recorded at market-based prices.  Information by region for the years ended June 30 is summarized in the following table (in thousands):

		FarEast	FarEast		Corporate
	Americas	North	South	Europe	and Other	Elims.	Total
2006:
Customer revenue	$ 793,296	$ 542,663	$ 945,089	$511,375	$ 68,866	$ –	$ 2,861,289
Intercompany revenue	209,491	392,189	132,000	46,439	124,813	(904,932)	–
Net revenue	$1,002,787	$ 934,852	$1,077,089	$557,814	$ 193,679	$ (904,932)	$ 2,861,289
Depreciation and amortization	$ 50,414	$ 81,785	$ 33,637	$ 34,561	$ 14,260	$ –	$ 214,657
Income tax expense	27,880	53,140	20,341	2,385	(11,541)	–	92,205
Net income (loss)	45,222	124,756	121,868	(7,437)	(47,400)	–	237,009
Assets	1,045,933	769,535	813,331	544,269	492,643	(692,470)	2,973,241
Capital expenditures	46,503	127,963	53,696	26,614	22,007	–	276,783

2005:
Customer revenue	$ 701,470	$ 523,717	$ 769,218	$504,453	$ 49,794	$ –	$ 2,548,652
Intercompany revenue	184,528	324,294	127,454	44,902	111,153	(792,331)	–
Net revenue	$ 885,998	$ 848,011	$ 896,672	$549,355	$ 160,947	$ (792,331)	$ 2,548,652
Depreciation and amortization	$ 58,334	$ 84,093	$ 29,905	$ 42,512	$ 15,878	$ –	$ 230,722
Income tax expense	17,106	51,677	15,640	(175)	(21,785)	–	62,463
Net income (loss)	29,196	112,082	81,860	(18,835)	(49,869)	–	154,434
Assets	971,948	634,708	655,033	522,186	360,579	(416,782)	2,727,672
Capital expenditures	36,173	106,389	47,106	29,577	11,650	–	230,895

		FarEast	FarEast		Corporate
	Americas	North	South	Europe	andOther	Elims.	Total
2004:
Customer revenue	$686,129	$499,348	$623,619	$385,051	$ 52,568	$ –	$2,246,715
Intercompany revenue	178,692	237,843	100,620	39,684	96,624	(653,463)	–
Net revenue	$864,821	$737,191	$724,239	$424,735	$149,192	$ (653,463)	$2,246,715
Depreciation and amortization	$ 69,011	$ 80,607	$ 26,151	$ 36,170	$ 16,541	$ –	$ 228,480
Income tax expense	29,761	34,771	5,221	1,680	(7,862)	–	63,571
Net income (loss)	55,754	80,875	75,353	(7,980)	(28,052)	–	175,950
Assets	848,035	633,258	524,515	516,404	323,754	(273,620)	2,572,346
Capital expenditures	30,880	80,105	33,304	33,049	12,386	–	189,724

Corporate and Other assets include goodwill, intangible assets and investments.  Corporate and Other net revenue includes revenue from operations that have not yet been assigned to a particular region.

Customer revenue and net property, plant and equipment by significant foreign country within our regions are summarized as follows (in thousands):

	2006	2005	2004
Customer revenue:
United States	$764,074	$674,575	$664,954
Japan	421,603	429,742	422,524
China	642,369	495,926	404,380
Net property, plant and equipment:
United States	$293,055	$301,140	$346,388
Japan	276,696	251,429	266,499
China	161,717	136,798	111,244

During fiscal 2006, 2005 and 2004, no customer accounted for more than 10% of consolidated net revenue.

21.  Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results of operations and quarterly stock price data for fiscal 2006 and 2005 (in thousands, except per share data):

	Quarter	2006	2005
Net revenue	1st	$659,815	$640,230
	2nd	697,348	651,818
	3rd	720,327	612,842
	4th	783,799	643,762

Gross profit	1st	226,186	225,282
	2nd	241,958	221,520
	3rd	256,135	211,408
	4th	274,533	215,134

Income before income taxes	1st	65,321	72,239
	2nd	81,863	71,661
	3rd	86,049	61,403
	4th	96,070	11,584

Income taxes	1st	18,616	19,529
	2nd	23,331	19,355
	3rd	24,525	16,587
	4th	25,733	6,992

	Quarter	2006	2005
Net income	1st	46,671	52,484
	2nd	58,503	52,246
	3rd	61,489	44,822
	4th	70,346	4,882

Basic earnings per share	1st	0.25	0.28
	2nd	0.31	0.28
	3rd	0.33	0.24
	4th	0.38	0.03

Diluted earnings per share	1st	0.25	0.28
	2nd	0.31	0.27
	3rd	0.33	0.24
	4th	0.38	0.03

During the fourth quarter of fiscal 2005, income from operations was impacted by a pre-tax charge of $27.9 million relating to restructuring costs for employment reductions and facility closures (see Note 6).  We also recorded pre-tax asset impairment charges of $25.2 million.  These combined charges reduced net income by $45.9 million, or $0.24 per share.

The aggregate effect of corrections of errors recorded in the fourth fiscal quarter 2005 increased gross profit by $1.4 million and increased selling, general and administrative expenses by $1.4 million, and reduced equity income by $0.4 million resulting in a decrease in pre-tax income of $0.4 million and an increase in net income of $5.4 million ($0.03 per share).  See Note 3.

The aggregate effect of corrections of errors recorded in the third fiscal quarter of 2005 reduced gross profit and pre-tax income by $2.0 million, resulting in an increase in net income of $1.3 million or $0.01 per share in the quarter.  See Note 3.

The aggregate effect of corrections of errors recorded in the first fiscal quarter of 2005 reduced gross profit by $7.3 million and increased selling, general and administrative expenses by $81,000, resulting in a reduction of pre-tax income of $7.4 million ($4.8 million after-tax or $0.03 per share in the quarter).  See Note 3.

In each quarter of fiscal 2006, we recognized expense related to the restructuring program ranging from $4.3 million to $10.7 million.  Also, in fiscal 2006, we recognized additional compensation expense as a result of adopting SFAS No. 123(R) ranging from $2.9 million to $3.9 million per quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006.  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois

July 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders, Molex Incorporated

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Molex Incorporated maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Molex Incorporated maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Molex Incorporated and our report dated July 27, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois

July 27, 2006

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the Exchange Act).  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Immediately preceding Part II, Item 9 of this Form 10-K is the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section.  This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this Form 10-K.  The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO.  Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K.  In the course of the controls evaluation, management reviews identified data errors, control problems or acts of fraud, if any, and seeks to confirm that appropriate corrective actions, including process improvements, were being undertaken.  This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K.  Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in the Finance organization.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.  Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f).  A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Ernst & Young LLP, an independent registered public accounting firm, as auditors of Molex Incorporated’s financial statements, issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006. Ernst & Young LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information under the captions “Item 1 – Election of Directors,” “Board Independence” “Board and Committee Information,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 2006 is incorporated herein by reference.  The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated by reference in this section.

Item 11.  Executive Compensation

The information under the caption “Executive Compensation” in our 2006 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors and Executive Officers,” “Security Ownership of More than 5% Shareholders” and “Equity Compensation Plan Information” in our 2006 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information under the captions “Item 1 - Election of Directors,” and “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

The information under the caption “Independent Auditor’s Fees” in our 2006 Proxy Statement is herein incorporated by reference.

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

Molex Incorporated
Schedule II – Valuation and Qualifying Accounts
For the Years Ended June 30, 2006, 2005, and 2004
(in thousands)

	Balance at			Other/	Balance at
	Beginning	Charges		Currency	End
	of Period	to Income	Write–Offs	Translation	of Period
Receivable Reserves:
Year ended 2006	$20,293	$69,187	$(63,524)	$557	$26,513
Year ended 2005	$22,901	$51,126	$(49,730)	$(4,004)	$20,293
Year ended 2004	$18,404	$50,731	$(48,594)	$2,360	$22,901

Inventory Reserves:
Year ended 2006:
Slow and Excess	$29,511	$18,014	$(17,959)	$743	$30,309
Blocked Stock	1,626	(690)	–	–	936
Other	3,061	(372)	–	–	2,689
Total	$34,198	$16,952	$(17,959)	$743	$33,934

Year ended 2005:
Slow and Excess	$34,900	$11,531	$(15,732)	$(1,188)	$29,511
Blocked Stock	2,114	(488)	–	–	1,626
Other	4,313	(1,252)	–	–	3,061
Total	$41,327	$9,791	$(15,732)	$(1,188)	$34,198

Year ended 2004:
Slow and Excess	$35,802	$9,523	$(12,149)	$1,724	$34,900
Blocked Stock	1,858	256	–	–	2,114
Other	2,726	1,587	–	–	4,313
Total	$40,386	$11,366	$(12,149)	$1,724	$41,327

Deferred tax asset valuation allowance:
Year ended 2006	$28,700	$5,345	$(125)	–	$33,920
Year ended 2005	$23,076	$6,849	$(1,225)	–	$28,700
Year ended 2004	$15,794	$7,282	–	–	$23,076

Molex Incorporated Index of Exhibits
Exhibit Number	Description	Location
2	Agreement and Plan of Merger by and among Molex Incorporated, MLX Acquisition Corp. and Woodhead Industries, Inc. dated June 30, 2006	Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 30, 2006
3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000
3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the year ended June 30, 2000
4	Instruments defining rights of security holders	See Exhibit 3.1
10.1	Summary of Salary and Bonus Arrangements with Certain Executive Officers	Incorporated by reference to our Form 8-K filed on August 1, 2006
10.2	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.3	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.4	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.5	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.6	Molex-Japan Directors’ and Executive Officers’ Retirement Trust, as amended and restated	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 7, 2005
10.7	Molex Deferred Compensation Plan	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on August 1, 2006
10.8	Supplemental Executive Retirement Plan	Filed herewith
10.9	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on July 6, 2005
10.10	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006

Exhibit Number	Description	Location
10.11	2005 Molex Incentive Stock Option Plan	Incorporated by reference to our Proxy Statement filed on September 23, 2005
10.12	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Filed herewith
10.13	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to our Proxy Statement filed on September 23, 2005
10.14	Form of Stock Option/Stock Bonus Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.15	2000 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.6 of our annual report on Form 10-K for the year ended June 30, 2001
10.16	Form of Stock Option Agreement under the 2000 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.17	1991 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the year ended June 30, 1999
21	Subsidiaries of the Company	Filed herewith
23	Consent of Ernst & Young, LLP	Filed herewith
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(All other exhibits are either inapplicable or not required.)

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

August 3, 2006	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	MOLEX INCORPORATED (Company) By: / S/ DAVID D. JOHNSON David D. Johnson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 3, 2006	Co-Chairman of the Board	/S/ FREDERICK A. KREHBIEL Frederick A. Krehbiel
August 3, 2006	Co-Chairman of the Board	/S/ JOHN H. KREHBIEL, JR. John H. Krehbiel, Jr.
August 3, 2006	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/S/ MARTIN P. SLARK Martin P. Slark
August 3, 2006	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/S/ DAVID D. JOHNSON David D. Johnson
August 3, 2006	Corporate Controller (Principal Accounting Officer)	/S/ K. TRAVIS GEORGE K. Travis George
August 3, 2006	Director	/S/ FRED L. KREHBIEL Fred L. Krehbiel
August 3, 2006	Director	/S/ MICHAEL J. BIRCK Michael J. Birck
August 3, 2006	Director	/S/ DOUGLAS K. CARNAHAN Douglas K. Carnahan
August 3, 2006	Director	/S/ MICHELLE L. COLLINS Michelle L. Collins
August 3, 2006	Director	/S/ EDGAR D. JANNOTTA Edgar D. Jannotta
August 3, 2006	Director	/S/ DAVID L. LANDSITTEL David L. Landsittel
August 3, 2006	Director	/S/ JOE W. LAYMON Joe W. Laymon
August 3, 2006	Director	/S/ DONALD G. LUBIN Donald G. Lubin
August 3, 2006	Director	/S/ MASAHISA NAITOH Masahisa Naitoh
August 3, 2006	Director	/S/ ROBERT J. POTTER Robert J. Potter