Form 10-Q
period 2006-09-30
MOLEX INC
filed 2006-10-31
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

On October 27, 2006, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock

  99,499,595

Class A Common Stock

84,524,280

Class B Common Stock

   94,255

Molex Incorporated

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of
	September 30, 2006 and June 30, 2006	3

	Condensed Consolidated Statements of Income for the
	three months ended September 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows for the
	three months ended September 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	22

SIGNATURES		23

PART I

Item 1. Financial Statements

Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Sept. 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334,321	$332,815
Marketable securities	17,595	152,728
Accounts receivable, less allowances of $38,269 and $26,513, respectively	731,719	660,665
Inventories	408,220	347,312
Other current assets	82,052	54,713
Total current assets	1,573,907	1,548,233
Property, plant and equipment, net	1,090,285	1,025,852
Goodwill	301,929	149,458
Other assets	290,621	249,698
Total assets	$3,256,742	$2,973,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,873	$305,876
Accrued expenses	172,023	189,390
Other current liabilities	168,063	99,546
Total current liabilities	664,959	594,812
Other non-current liabilities	16,855	14,709
Accrued pension and postretirement benefits	78,641	75,055
Long-term debt	134,503	7,093
Minority interest in subsidiaries	866	882
Total liabilities	895,824	692,551

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock	10,940	10,900
Paid-in capital	455,053	424,340
Retained earnings	2,544,893	2,481,956
Treasury stock	(755,597)	(743,219)
Accumulated other comprehensive income	105,629	106,713
Total stockholders’ equity	2,360,918	2,280,690
Total liabilities and stockholders’ equity	$3,256,742	$2,973,241

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005

Net revenue	$829,545	$659,815
Cost of sales	560,136	445,996
Gross profit	269,409	213,819

Selling, general and administrative	165,939	149,050
Restructuring costs	–	4,870
Total operating expenses	165,939	153,920

Income from operations	103,470	59,899

Equity income	1,884	3,109
Interest income, net	2,080	2,313
Other income, net	3,964	5,422

Income before income taxes and minority interest	107,434	65,321

Income taxes	30,616	18,616
Minority interest	67	34

Net income	$76,751	$46,671

Earnings per share:
Basic	$0.42	$0.25
Diluted	$0.41	$0.25

Dividends declared per share	$0.0750	$0.0500

Average common shares outstanding:
Basic	183,763	187,243
Diluted	185,992	188,543

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Three Months Ended
	September 30,
	2006	2005

Cash and cash equivalents, beginning of period	$332,815	$309,756

Operating activities:
Net income	76,751	46,671
Add non-cash items included in net income:
Depreciation and amortization	58,122	54,667
Share-based compensation	7,277	6,738
Other non-cash items	3,463	10,475
Changes in assets and liabilities:
Accounts receivable	(28,279)	(33,929)
Inventories	(32,722)	(15,708)
Accounts payable	(9,382)	(1,234)
Other current assets and liabilities	(37,232)	(16,533)
Other assets and liabilities	(1,230)	(1,509)
Cash provided from operating activities	36,768	49,638

Investing activities:
Capital expenditures	(75,566)	(64,067)
Proceeds from sales or maturities of marketable securities	3,060,202	379,402
Purchases of marketable securities	(2,925,068)	(305,175)
Acquisitions	(236,626)	–
Other investing activities	4,035	(2,650)
Cash (used for) provided by investing activities	(173,023)	7,510

Financing activities:
Proceeds from revolving credit facility	44,000	–
Proceeds from issuance of long-term debt	131,045	–
Payments of long-term debt	(26,146)	(2,272)
Cash dividends paid	(13,774)	(7,048)
Exercise of stock options	7,362	2,586
Purchase of treasury stock	(5,017)	(50,107)
Other financing activities	517	123
Cash provided by (used for) financing activities	137,987	(56,718)

Effect of exchange rate changes on cash	(226)	(273)
Net increase in cash and cash equivalents	1,506	157
Cash and cash equivalents, end of period	$334,321	$309,913

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

(in thousands, except per share data)

1.

Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 65 plants in 20 countries on five continents.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2006 are not necessarily an indication of the results that may be expected for the year ending June 30, 2007. The Condensed Consolidated Balance Sheet as of June 30, 2006 was derived from our audited consolidated financial statements for the year ended June 30, 2006. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year classifications.  We made a change in accounting principle to classify shipping and handling costs associated with the distribution of finished products to our customers as cost of sales (previously recorded in selling, general and administrative expense).  We made the change in principle because we believe the classification of these shipping and handling costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance.  The impact of this change in principle was an increase to cost of goods sold and a reduction to selling, general and administrative expense of $12.4 million in the three months ended September 30, 2005.

2.

Restructuring Charges

During the fourth quarter of fiscal 2005, we decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs.  Production from the closed operations has been transferred to existing plants within the respective regions.  Also included in the restructuring charge are costs to reduce our selling, general and administrative costs in the Americas, Europe and at the corporate office.

The cumulative restructuring charges as of June 30, 2006 were $54.2 million, of which $27.0 million related to the Americas region, $19.2 million related to the European region and $8.0 million for corporate operations.  The restructuring activities were substantially complete as of June 30, 2006.

The change in the accrued severance balance related to the restructuring charge is summarized as follows:
Balance at June 30, 2006	$15,941
Cash payments	(4,739)
Balance at June 30, 2006	$11,202

3.

Acquisition

On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $236.6 million, including the assumption of debt and net of cash acquired.  Woodhead develops, manufactures and markets network and electrical infrastructure components engineered for performance in harsh, demanding, and hazardous industrial environments, and the acquisition is a significant step in our strategy to expand our products and capabilities in the global industrial market.

 The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$100,738
Land and depreciable assets, net	53,809
Goodwill	147,071
Intangible assets	56,500
Other assets	1,078
Assets acquired	359,196
Liabilities assumed	122,570
Net assets acquired	$236,626

The above purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. We also plan to incur costs in connection with realigning portions of the business but it is impracticable to estimate a liability for such costs at this time. Any change in the fair value of the net assets of Woodhead and any realignment costs will change the amount of the purchase price allocable to goodwill.

The following table illustrates the effect on operating results as if we had acquired Woodhead as of the beginning of the three months ended September 30, 2005.  The pro forma effect on the three months ended September 30, 2006 was not material.

Net revenue	$712,824
Income from operations	63,459
Net income	49,473
Net income per common share – Basic	$0.26
Net income per common share – Diluted	0.26

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we acquired Woodhead on the dates assumed, nor is it necessarily indicative of the results that may be expected in future periods.  Pro forma adjustments exclude cost savings from synergies, if any, resulting from the combination of Molex and Woodhead.

4. Earnings Per Share A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows:
	Three Months Ended
	September 30,
	2006	2005
Basic average common shares outstanding	183,763	187,243
Effect of dilutive stock options	2,229	1,300
Diluted average common shares outstanding	185,992	188,543

5. Comprehensive Income Total comprehensive income is summarized as follows:
	Three Months Ended
	September 30,
	2006	2005
Net income	$76,751	$46,671
Translation adjustments	(5,228)	(6,804)
Unrealized investment gain	4,143	223
Total comprehensive income	$75,666	$40,090

6. Inventories Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following:
	Sept. 30,	June 30,
	2006	2005
Raw materials	$86,204	$62,288
Work in process	118,611	107,533
Finished goods	203,405	177,491
Total inventories	$408,220	$347,312

7. Pensions and Other Postretirement Benefits The components of pension benefit cost are as follows:
	Three Months Ended
	September 30,
	2006	2005
Service cost	$1,971	$2,219
Interest cost	1,558	1,298
Expected return on plan assets	(1,606)	(1,274)
Amortization of prior service cost	57	28
Recognized actuarial losses	45	353
Amortization of transition obligation	10	9
Benefit cost	$2,035	$2,633

The components of retiree health care benefit cost are as follows:
	Three Months Ended
	September 30,
	2006	2005
Service cost	$572	$641
Interest cost	645	597
Amortization of prior service cost	(166)	(18)
Recognized actuarial losses	270	260
Benefit cost	$1,321	$1,480

8.

Commitments and Contingencies

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us, and certain of our officers and employees.  The shareholder actions have been consolidated, and the consolidated amended complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of securities laws and rules.  The parties have reached a settlement in principle of this action, which is anticipated to be funded by insurance proceeds.  The settlement will be subject to court approval.

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers. The derivative actions arise principally out of the same facts as the stockholder actions described above.  These two actions have been consolidated and an amended and consolidated complaint has been filed.  In August 2006, plaintiffs asked the court for permission to file a further amended complaint, which adds allegations that stock options were priced and issued improperly.  We intend to move to dismiss the complaint if the plaintiffs are permitted to amend their complaint.  We believe the allegations in the stockholder derivative actions are without merit and intend to vigorously contest these actions.

9.

Long-Term Debt

During the quarter ended September 30, 2006, we entered into two unsecured borrowing agreements approximating 15 billion Japanese yen ($127.7 million).  Both agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. Interest on both loans is payable every six months with the principal due in September 2009.

10.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant effect.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106 and 132(R).  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur.  This statement also requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position.  The requirement to initially recognize the funded status of plans will be effective for us on June 30, 2007.  Based on the June 30, 2006 funded status of our plans, we expect that the adoption of this pronouncement will result in increasing our pension and retiree health care benefit liability by approximately $25 million with a corresponding decrease in other comprehensive income.

11.

Segments and Related Information

We operate in one product segment, the manufacture and sale of electronic components, and four geographic regions.  Revenue is recognized based on the location of the selling entity.  Effective July 1, 2006, we realigned our management structure in the Asia regions. As part of the realignment, the Far East North region was renamed the Asia Pacific North region  and the Far East South region was renamed the Asia Pacific South region. Additionally, our entity in Korea is now managed by Asia Pacific South and was included in Asia Pacific North prior to July 1, 2006. Our entity in Thailand is now managed by Asia Pacific North beginning July 1, 2006, and was included in Asia Pacific South prior to July 1, 2006. Regional operating results for the three months ended September 30, 2005, were reclassified to conform to the current year reporting structure. Woodhead has locations around the world but is included in the table below as corporate and other because it is aligned independently from the other regions and is immaterial for separate classification.   Information by region for the three months ended September 30 is summarized as follows:

		Inter-
	Customer	Company	Net	Net
	Revenue	Revenue	Revenue	Income
2006:
Americas	$200,222	$67,860	$268,082	$16,343
Asia Pacific North	130,321	113,355	243,676	33,299
Asia Pacific South	309,771	38,665	348,436	35,799
Europe	136,615	16,808	153,423	4,082
Corporate and other	52,616	35,056	87,672	(12,772)
Eliminations	–	(271,744)	(271,744)	–
Total	$829,545	$–	$829,545	$76,751

2005:
Americas	$185,212	$46,946	$232,158	$5,770
Asia Pacific North	107,059	91,470	198,529	22,316
Asia Pacific South	238,517	35,674	274,191	30,246
Europe	114,529	10,902	125,431	(2,875)
Corporate and other	14,498	29,315	43,813	(8,786)
Eliminations	–	(214,307)	(214,307)	–
Total	$659,815	$–	$659,815	$46,671

Molex Incorporated

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”

Overview

Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 65 plants in 20 countries on five continents. We also provide manufacturing services to integrate specific components into a customer’s product.

On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $236.6 million, including the assumption of debt and net of cash acquired.  Woodhead develops, manufactures and markets network and electrical infrastructure products engineered for performance in harsh, demanding, and hazardous industrial environments and is a significant step in our strategy to expand our products and capabilities in the global industrial market.  The acquisition of Woodhead contributed net revenue of $33.5 million and net income of $1.0 million for the three months ended September 30, 2006.

In September 2006 we approved a plan to close our production facilities in Brazil. We expect to complete the closure of these facilities during the three months ended March 31, 2007, which we anticipate will reduce our quarterly revenue by approximately $10 million to $15 million after the facilities are closed.  We recognized impairment charges and severance costs approximating $2.5 million during the three months ended September 30, 2006 in connection with our decision to shut-down the Brazil production facilities.

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Results of Operations

The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands).  For the three months ended September 30, 2005, shipping and handling costs of $12.4 million have been reclassified from selling, general and administrative expenses to cost of sales to conform to the current year presentation.

	Three Months Ended		$ Change	% Change	Results as %
	September 30,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net revenue	$829,545	$659,815	$169,730	25.7%	100.0%	100.0%
Cost of sales	560,136	445,996	(114,140)	(25.6)	67.5	67.6
Gross profit	269,409	213,819	55,590	26.0	32.5	32.4

Selling, general & administrative	165,939	149,050	(16,889)	(11.3)	20.0	22.6
Restructuring costs	–	4,870	4,870	100.0	–	0.7
Income from operations	103,470	59,899	43,571	72.7	12.5	9.1

Other income, net	3,964	5,422	(1,458)	(26.9)	0.5	0.8
Income before income taxes	107,434	65,321	42,113	64.4	13.0	9.9
Income taxes & minority interest	30,683	18,650	(12,033)	(64.5)	3.7	2.8
Net income	$76,751	$46,671	$30,080	64.4%	9.3%	7.1%

Net Revenue

  We estimate that the impact of price erosion reduced revenue by approximately $17.6 million compared with the prior year quarter.  We sell our products in five primary markets.  The estimated change in revenue from each market during the first fiscal quarter of 2007 as compared with the same quarter last year (Comparable Quarter) and the fourth quarter of 2006 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	28%	9%
Telecommunications	22	5
Automotive	10	(7)
Data	16	8
Industrial	94	40

The Woodhead acquisition added $33.5 million to revenues in the current quarter. Woodhead contributed 60% of the 94% growth in industrial sales as compared with the prior year quarter and was representative of the sequential industrial growth.  The remaining increase in revenue was derived primarily from unit volume increases with existing customers and existing products and sales of new products.  Automotive revenue declined sequentially as a result of an annual shut-down in our customers’ facilities.

We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. Effective July 1, 2006, we realigned our management structure in the Asia region. As part of the realignment, the Far East North region was renamed the Asia Pacific North region and the Far East South region was renamed the Asia Pacific South region. Additionally, our entity in Korea is now managed by Asia Pacific South and was included in the Asia Pacific North prior to July 1, 2006. Our entity in Thailand is now managed by Asia Pacific North beginning July 1, 2006 and was included in the Asia Pacific South prior to July 1, 2006. Regional operating results for the three months ended September 30, 2005, were reclassified to conform to the current year reporting structure. Woodhead has locations around the world but is included in the revenue-related tables below as corporate and other because the division is aligned independently from the other regions and is immaterial for separate classification.   The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended		$ Change	% Change	Results as %
	September 30,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Americas	$200,222	$185,212	$15,010	8.1%	24.2%	28.1%
Asia Pacific North	130,321	107,059	23,262	21.7	15.7	16.2
Asia Pacific South	309,771	238,517	71,254	29.9	37.3	36.2
Europe	136,615	114,529	22,086	19.3	16.5	17.4
Corporate and other	52,616	14,498	38,118	262.9	6.3	2.1
Total	$829,545	$659,815	$169,730	25.7%	100.0%	100.0%

The weakening of the U.S. dollar against certain foreign currencies, principally the euro, Singapore dollar and Korean won increased revenue by approximately $10.6 million for the three months ended September 30, 2006 over the prior year period. The following tables show the effect on the change in net revenue from foreign currency translations to the U.S. dollar:

	Three Months Ended September 30, 2006
	Local	Currency	Net
	Currency	Translation	Change
Americas	$14,490	$520	$15,010
Asia Pacific North	27,163	(3,901)	23,262
Asia Pacific South	65,380	5,874	71,254
Europe	15,268	6,818	22,086
Corporate and other	36,831	1,287	38,118
Net change	$159,132	$10,598	$169,730

The change in revenue on a local currency basis is as follows:
Three Months
Ended
Sept. 30, 2006
Americas	7.8%
Asia Pacific North	25.4
Asia Pacific South	27.4
Europe	13.3
Total	24.1

We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  Revenue derived from the sale of new products we released within the last 36 months as a percentage of net revenue is as follows:

Three Months
Ended
Sept. 30, 2006
Americas	23.4%
Asia Pacific North	27.7
Asia Pacific South	29.7
Europe	26.1
Total	26.9

Americas Region  –  North and South America

Revenue in the Americas region increased from the prior year comparable period primarily due to stronger demand and new product offerings for electronic connector products, particularly in high performance applications such as servers and routers.  Growth was across all channels for the connector products.  Standard products contributed to growth in the distribution channel, while new products in power, signal, backplane and I/O fueled the growth with the direct OEM customers particularly in the data markets.  We also experienced an improvement in the automotive market from the prior year quarter.

Brazil revenue for the three months ended September 30, 2006 declined $9.7 million as compared with the prior year quarter and $8.1 million as compared with the three months ended June 30, 2006 as we began implementing our plan to close our production facilities in Brazil.

While we believe that sales growth in the Americas region was negatively affected over the past 18 months by the movement offshore of original equipment manufacturers and contract manufacturers, we experienced a reduction in this trend since earlier this calendar year.  We believe that this movement offshore by OEMs and contract manufacturers positively contributed to sales in other regions of our business, especially in the Asia Pacific South region.

Asia Pacific North Region – Japan and Thailand

Revenue in local currencies was higher during the first fiscal quarter as compared with the same quarter last year primarily due to stronger demand in the consumer and telecom markets. Demand for flat panel display televisions remained strong. We believe that we are well positioned for growth in the satellite radio and games segment, where we have good connector content on the new wii machine and the Sony PS3.

The region continues to capitalize on its ability to design compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market.  The region has developed connectors for third generation (3G) phones.  We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.

The Asia Pacific North region generally operates at a high capacity level with significant resources allocated to support higher demand in the Asia Pacific South region. Revenue between regions is generally recognized as intercompany revenue, which is excluded from the revenue by region table above.

Asia Pacific South Region – Singapore, Malaysia, China, Korea, Taiwan and India

The Asia Pacific South region continues to be our largest and fastest growing in terms of revenue. The revenue growth in this region was driven by strong demand across the mobile phone and consumer products markets.

Sales in China represent 67% of total Asia Pacific South sales for the three months ended September 30, 2006 and increased by 41% during the quarter as compared with the prior year period, due to customer demand supported by increased production capacity. The drivers of this growth included (i) overall higher demand in the mobile phone, consumer electronics and automotive markets, (ii) the trend of American, European and Japanese companies moving their design and production to China and (iii) greater penetration of Taiwanese multinational accounts.  A significant portion of our integrated products that require a higher level of manual assembly are produced in China.

European Region

For the three months ended September 30, 2006, revenue as compared with the prior year period increased primarily due to higher revenue from consumer products in the automotive market offset by the movement offshore of original equipment manufacturers and contract manufacturers.  We believe that the latter is a trend that contributed to sales in other regions of our business, especially in the Asia Pacific South region.

The region is focused on the strongest markets that we believe are most likely to remain in Europe.  These include connectors and integrated products for industrial, medical and automotive applications.

Gross Profit

Gross profit as a percentage of net revenue was slightly higher during the three months ended September 30, 2006, as compared with the prior year period. We estimate that we paid approximately $19.3 million more for metal alloys (primarily copper) and gold due to higher commodity prices in the three month period compared with the prior year period. These cost increases, along with the impact of price erosion, were partially offset by an improved sales mix and product pruning, selective price increases that were effective in February and September 2006 and improvements in manufacturing efficiencies.  We recognized impairment charges and severance costs approximating $2.5 million during the three months ended September 30, 2006 in connection with our decision to shut-down the Brazil production facilities.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar.  As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue.  We estimate that the impact from currency transactions increased gross profit by approximately $4.6 million for the three months ended September 30, 2006 compared with the prior year period.  These increases were primarily due to a stronger U.S. dollar compared with the yen during the three months ended September 30, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 improved as a percent of net revenue over the prior year quarter primarily due to leverage of fixed selling, general and administrative costs on higher revenue and a lower cost structure resulting from our 2005 restructuring initiative. Additionally, the prior year included bad debt expense of approximately $5.7 million in connection with an account receivable from an automotive customer that filed for bankruptcy. The impact of currency translation increased selling, general and administrative expenses by approximately $1.6 million for the three months ended September 30, 2006.

Research and development expenditures, which are classified as selling, general and administrative expense, increased to $41 million, or 4.9% of net revenue, for the three months ended September 30, 2006, a percentage comparable with the prior year period.

Restructuring Costs

We recorded a pre-tax restructuring charge of $4.9 million during the three months ended September 30, 2005, that consisted primarily of severance and other employee-related costs.

During the fourth quarter of fiscal 2005, we decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs.  Production from the operations closed has been transferred to existing plants within the respective regions.  Also included in the restructuring charge are costs to reduce our selling, general and administrative costs in the Americas, Europe and at the corporate office.  We reduced headcount by approximately 500 people after additions at the facilities where production was transferred.  We substantially completed the restructuring activities as of June 30, 2006.  (See Note 2 of the “Notes to the Condensed Consolidated Financial Statements.”)

Effective Tax Rate

The effective tax rate was 28.5% for the three months ended September 30, 2006 and 2005.  The effective tax rates represent estimates of the full year effective tax rate. The effective tax rate for the three months ended September 30, 2006 is higher than the fiscal year 2006 effective tax rate of 28.0% due to our anticipation of greater earnings during fiscal year 2007 in countries with tax rates that are higher relative to the fiscal year 2006 earnings mix.

 Backlog

Our order backlog on September 30, 2006 was approximately $450.9 million, an increase of $162.9 million compared with $288.0 million at September 30, 2005.  Orders for the three months ended September 30, 2006 were $864.6 million, an increase of 24.7% compared with $693.2 million for the prior year period.  Woodhead contributed bookings of $30.6 million to the current quarter, and had a backlog of $24.1 million on September 30, 2006.

Financial Condition and Liquidity

Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves.  Cash, cash equivalents and marketable securities totaled $351.9 million and $485.5 million at September 30, 2006 and June 30, 2006, respectively.  The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments.  Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet with debt financing.  We have historically used external borrowings only when a clear financial advantage exists. We believe that our liquidity and financial flexibility are adequate to support both current and future growth.  Long-term debt at September 30, 2006 totaled $134.5 million.

Cash Flows Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):
	Three Months	Three Months
	Sept. 30,	Sept. 30,
	2006	2005
Cash provided from operating activities	$36,768	$49,638
Cash (used for) provided by investing activities	(173,023)	7,510
Cash provided by (used for) financing activities	137,987	(56,718)
Effect of exchange rate changes on cash	(226)	(273)
Net increase in cash	$1,506	$157

Operating Activities

Cash provided from operating activities decreased by $12.9 million from the prior year period due mainly to greater use of funds to finance working capital needs compared with the prior year period.  This working capital increase was primarily due to the revenue growth for the three months ended September 30, 2006 compared with the prior year period.  Working capital is defined as current assets minus current liabilities.

Investing Activities

On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction valued at approximately $236.6 million, including the assumption of debt and net of cash acquired.  Capital expenditures were $75.6 million for the three months ended September 30, 2006 compared with $64.1 million in the prior year period.  Capital expenditures for the three months ended September 30, 2006 were primarily related to increasing capacity in the Americas, Asia Pacific North and Asia Pacific South regions.

Financing Activities

Due to the cash investments made during the three months ended September 30, 2006, we adjusted our capital structure by increasing our cash and debt balances by $171.7 million. We entered into two borrowing agreements aggregating approximating 15 billion Japanese yen ($127.7 million).  Both agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. We also borrowed $44.0 million on our unsecured revolving line of credit with a floating rate of interest.

We purchased 162,500 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2006, at an aggregate cost of $5.0 million and 1,973,000 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2005, at an aggregate cost of $50.1 million. We use shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and our Employee Stock Purchase Plan.

Our Board of Directors previously authorized the repurchase of up to an aggregate $250.0 million of common stock though December 31, 2006.  On October 27, 2006, the Board of Directors extended this authorization through September 30, 2007.  Approximately $45 million was remaining under the authorization as of September 30, 2006.

We have a strong cash balance and cash flow.  As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures.  The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2006.  In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations.  There have been no material changes in our contractual obligations and commercial commitments since June 30, 2006 arising outside of the ordinary course of business other than the $44.0 million revolving line of credit and $127.7 million long-term debt borrowings.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions.  Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2006 (Form 10-K).  You should carefully consider the risks described in our Form 10-K.  Such risks are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments.  Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows.  No material foreign exchange contracts were in use at September 30, 2006 or 2005.

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

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates.  The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $10.6 million and decreased income from operations of $0.3 million for the three months ended September 30, 2006, compared with the estimated results for the comparable period in the prior year.

Our $17.6 million of marketable securities at September 30, 2006 are principally debt instruments that generate interest income for us on temporary excess cash balances.  These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date.  Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.

Interest rate exposure is generally limited to our marketable securities and long-term debt.  Long-term debt increased during the three months ended September 30, 2006, as a result of two borrowings aggregating approximating 15 billion Japanese yen ($127.7 million) by an entity that we own in Japan. The 3-year unsecured debt financing has a weighted average fixed interest rate approximating 1.3%. Total long-term debt was $134.5 million at September 30, 2006.  We do not actively manage the risk of interest rate fluctuations.  However, such risk is mitigated by the relatively short-term nature of our investments (less than 12 months) and the fixed-rate nature of our long-term debt.

Due to the nature of our operations, we are not subject to significant concentration risks relating to customers or products.

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

Based upon their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As permitted by the rules and regulations of the SEC, we excluded Woodhead from our assessment of our internal control over financial reporting for the quarter ended September 30, 2006 and also expect to exclude Woodhead from our annual assessment for the year ended June 30, 2007.  We are in the process of integrating the internal control procedures of Woodhead into our internal control structure.

PART II

Item 1.  Legal Proceedings

Between March 2, 2005 and April 22, 2005, seven separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against us, and certain of our officers and employees.  The shareholder actions have been consolidated before Judge Ruben Castillo in a case pending in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et. al., Case No. 05C 1245.  The Consolidated Amended Complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005, the named defendants made or caused to be made a series of materially false or misleading statements about Molex’s business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act.  The complaint also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5.    On April 28, 2006, the Court denied defendants’ motion to dismiss the complaint.  On July 6, 2005, the Court appointed City of Pontiac Group, Joan L. Weeks individually and as trustee, and James Baker as lead plaintiffs, and approved lead plaintiffs’ choice of lead counsel.  On June 15, 2006, defendants answered the complaint, denying any liability to plaintiffs and asserting numerous defenses.  The parties have reached a settlement in principle of this action, which is anticipated to be funded by insurance proceeds.  The settlement will be subject to court approval.

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers in the Circuit Court of Cook County, Illinois. The derivative actions arise principally out of the same facts as the stockholder actions described above.  These two actions have been consolidated and an amended and consolidated complaint has been filed.  In August 2006, plaintiffs asked the court for permission to file a further amended complaint, which adds allegations that options were priced and issued improperly.  We intend to move to dismiss the complaint if the plaintiffs are permitted to amend their complaint.  We believe the allegations in the stockholder derivative actions are without merit and intend to vigorously contest these actions.

The Commission has commenced an informal inquiry into our stock option practices, and the Office of the U.S. Attorney for the Northern District of Illinois has also requested information on this subject.  As previously disclosed, a Special Committee of our Board of Directors completed a review of our historical stock option practices.  Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2005, our Board of Directors authorized the purchase of up to $250.0 million of Common Stock and/or Class A Common Stock during the period ending December 31, 2006.  On October 27, 2006, the Board of Directors extended this authorization through September 30, 2007.  Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2006 were as follows (in thousands, except price per share data):

			Total Number	Dollar Value
			of Shares	of Shares
	Total Number		Purchased as	That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased
Class A Common Stock:	Purchased	Paid per Share	Announced Plan	Under the Plan
July 1 – July 31	28	$27.04	–	$50,075
August 1 – August 31	110	30.36	100	47,043
September 1 – September 30	63	31.75	63	45,059
Total	201	$30.34	163	$45,059

Also during September, 194,007 shares of common stock were purchased at an average price of $37.59 per share that was not part of a publicly announced plan.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on October 27, 2006.  Our stockholders elected all of the Board’s nominees for director and ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending June 30, 2007.  The voting results were as follows:

(1) Election of Directors	For	Withheld
Michelle L. Collins	91,154,833	1,339,076
Fred L. Krehbiel	88,489,115	4,004,794
David L. Landsittel	91,153,015	1,340,894

(2) Ratification of selection of Ernst & Young LLP	Common Stock	Class B Common Stock

For:	91,319,609	94,105
Against:	467,898	–
Abstain:	706,401	–
Broker Nonvotes:	–	–

Item 6. Exhibits
Number	Description

10.1	Summary of Non-Employee Director Compensation

10.2	2005 Molex Incentive Stock Option Plan, as amended and restated

10.3	2000 Molex Long-Term Stock Plan, as amended and restated

18	Letter Regarding Change in Accounting Principle

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Section 302 certification by Chief Executive Officer
	31.2	Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

	32.1	Section 906 certification by Chief Executive Officer
	32.2	Section 906 certification by Chief Financial Officer

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MOLEX INCORPORATED
(Registrant)

Date: October 31, 2006	/S/ DAVID D. JOHNSON
David D. Johnson
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)