Form 10-K/A
period 2006-06-30
MOLEX INC
filed 2007-02-07
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

     Indicate by check mark of the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Stockholders that was held on October 27, 2006 and filed with the Securities and Exchange Commission on September 13, 2006 are incorporated by reference into Part III of this annual report on Form 10-K/A.

EXPLANATORY NOTE
     As disclosed in our current report on Form 8-K filed on January 30, 2007, we are amending our annual report on Form 10-K for the fiscal year ended June 30, 2006 (the Original Filing) to reflect evolving understanding of the views of the staff of the Securities and Exchange Commission (the Commission) relating to the qualitative aspects of past stock option misdating. The amendment will reflect the restatement of the consolidated financial statements and the related disclosures for the fiscal years ended 2006, 2005 and 2004 and for each of the quarters in fiscal years 2006 and 2005. We will also separately amend our quarterly report on Form 10-Q for the three months ended September 30, 2006. Accordingly, the consolidated financial statements and related financial information contained in previously filed reports should no longer be relied upon.
     This Form 10-K/A also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended June 30, 2006, 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended June 30, 2006 and 2005. This Explanatory Note explains the history and previous disclosures on this subject, as well as presents the financial impact of the restatement.
     Our decision to restate our consolidated financial statements was based on the results of an internal inquiry and independent investigation into our past stock option granting practices. In an August 2, 2006 press release (the August Press Release), we announced that, following the widespread publicity regarding the granting of stock options, we undertook in the fourth fiscal quarter of 2006 a voluntary internal review of our past practices related to grants of stock options. As a result of our preliminary review, our Board of Directors (the Board) formed a Special Committee of independent directors in June 2006 to commence an investigation of our stock option granting practices for the period 1995 through 2006. The Special Committee retained independent legal counsel to aid in the investigation. The Special Committee and its independent counsel, assisted by forensic accountants reviewed the facts and circumstances surrounding annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current directors, officers and employees.
     In the August Press Release, we announced that both we and the Special Committee concluded that the dates of stock option and restricted stock grants to executive officers and other employees in a number of instances differed from the dates such grants were approved by the appropriate Board committee such that the price on the approval date was higher than the price on the stated grant date. The Special Committee concluded that no stock options granted to outside directors were misdated. The Special Committee concluded that our former General Counsel was responsible for the misdating and found that he failed to ensure compliance with the terms of our stock option plans and the required granting actions by preparing minutes that did not accurately reflect the deliberations and actions of the relevant Board committee, failing to document approvals of certain grants, and selecting grant dates to provide a favorable grant price to executive officers and employees. The General Counsel was removed from his position by the Board immediately following the completion of the Special Committee’s independent investigation and has recently retired as a result of other related events.
     We provided in the August Press Release the aggregate unrecorded non-cash expense relating to misdated executive officer grants. We also stated that for grants to other employees (non-executive officers) we and the Special Committee concluded that it was impracticable to determine the actual measurement dates of the grants, but that even if all such dates were determinable there would not be a material understatement of expense. The analysis of the grants to employees relied on in this determination included a range of potential measurement dates determined by reviewing the dates on documentation such as final spreadsheets listing the employees and the number of shares to be granted to such employees, e-mails, and other correspondence.
     We announced in the August Press Release that our current executive officers agreed to repay their portion of the $685,000 in total gains realized by them as a result of the misdating and also agreed to increase the exercise prices of their unexercised options so that there would be no future gain due to misdating of grants, all of which has occurred. We also announced that we had voluntarily disclosed the misdated grants to the Commission. The facts and circumstances surrounding this issue continue to be the subject of inquiries by the Enforcement Division of the Commission and the United States Attorney’s Office for the Northern District of Illinois. We continue to cooperate in both inquiries.
     Following our August Press Release, the Commission’s Office of the Chief Accountant issued a letter on September 19, 2006 providing guidance regarding the proper accounting for various historical stock option granting practices. In light of this guidance, we undertook an effort to determine or estimate appropriate measurement dates of the misdated stock options granted to employees, other than executive officers, in order to calculate an understatement of expense relating to such options, rather than relying on a range of potential measurement dates for determining the understatement of expense. The effect of recognizing additional share-based compensation expense resulting from the investigation of past stock grants to executive officers and employees is included below in this Explanatory Note. A detailed discussion of the financial effects of these matters is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

     We continue to believe that the misdated grants did not result in a quantitatively material misstatement to our financial statements; however, due to evolving understanding of the views of the staff of the Commission relating to the qualitative aspects of this issue, we are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash share-based compensation expense for grants that were misdated;

•	Other adjustments unrelated to share-based compensation pertaining to fiscal years prior to 2005 that, as previously disclosed, were not recorded in the originally filed financial statements due to their immateriality but which were corrected in fiscal year 2005; and

•	Related tax effects for all items.
Share-Based Compensation
     The effect of recognizing additional share-based compensation expense resulting from the misdated grants is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense

1995	$47	$33
1996	119	82
1997	258	178
1998	418	288
1999	836	577
2000	1,986	1,370
2001	2,926	2,019
2002	3,920	2,705
2003	4,931	3,402

Total 1995 – 2003 effect	15,441	10,654

2004	4,456	3,075
2005	3,507	2,420
2006	1,330	918

Total 2004 – 2006 effect	9,293	6,413

Total effect	$24,734	$17,067

Other Adjustments
     In addition, as disclosed in the Form 10-K for the fiscal year ended June 30, 2005, we corrected certain other errors during the fiscal year ended June 30, 2005, which were immaterial to the fiscal 2005 and prior years’ financial statements. In connection with the filing of this Form 10-K/A, we are also correcting these errors in the respective fiscal years. A detailed discussion of the financial effects of these adjustments is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
Summary
     The following shows the share-based compensation adjustments, the other adjustments, and the related tax effects of all adjustments for the fiscal years 2002 to 2006. The increase (decrease) in net income for each type of adjustment is as follows (in thousands):

	Net	Non-cash
	Income as	Stock	Other		Other		Net
	Previously	Compensation	Pre-tax	Tax	Tax	Total	Income as
	Reported	Expense	Adjustments	Effect	Adjustments	Adjustments	Restated
Year ended June 30,
2002	$76,479	$(3,920)	$(1,512)	$1,744	$694	$(2,994)	$73,485
2003	84,918	(4,931)	(2,697)	2,473	4,227	(928)	83,990
2004	175,950	(4,456)	(3,308)	2,539	(2,629)	(7,854)	168,096
2005	154,434	(3,507)	9,811	(2,347)	(8,275)	(4,318)	150,116
2006	237,009	(1,330)	—	412	—	(918)	236,091
     The effect that these adjustments had on diluted earnings per share for the fiscal years 2002 to 2006 is as follows:

	Earnings
	Per Share		Earnings
	Previously		Per Share as
	Reported	Adjustments	Restated
Year ended June 30,
2002	$0.39	$(0.02)	$0.37
2003	0.44	(0.01)	0.43
2004	0.92	(0.05)	0.87
2005	0.81	(0.02)	0.79
2006	1.26	—	1.26
     The restatement for the other adjustments did not have a cumulative effect on stockholders’ equity as of June 30, 2006 or 2005 because the errors were corrected during fiscal 2005. The cumulative effect on stockholders’ equity resulting from the restatement of share-based compensation affected stockholders’ equity as of June 30, 2006 as follows (in thousands):

Increase (decrease) in retained earnings:
Non-cash compensation expense related to stock option grants	$(24,734)
Related income tax benefit	7,667

Net reduction in retained earnings	(17,067)
Increase (decrease) in paid in capital:
Increase related to non-cash compensation expense	24,734
Reduction related to tax effects previously credited to additional paid-in capital	(6,488)

Net increase in paid in capital	18,246

Net effect on stockholders’ equity	$1,179

     The Original Filing was filed with the Commission on August 3, 2006. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on. All information in this Form 10-K/A is as of June 30, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement and updating of certain disclosures affected by events related to the stock option matter. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended and modified to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part I — Item 1A: Risk Factors;
Part II — Item 6: Selected Consolidated Financial Data;
Part II — Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II — Item 8: Financial Statements and Supplementary Data;

Part II — Item 9A: Controls and Procedures; and
Part IV — Exhibits and Financial Statement Schedules.
This Form 10-K/A should be read in conjunction with our periodic filings made with the Commission, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the Commission, this Form 10-K/A includes updated certifications from our current Chief Executive Officer and Chief Financial Officer.

Molex Web Site
     We make available through our Web site at www.molex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC).
     Information relating to corporate governance at Molex, including our Code of Business Conduct and Ethics, information concerning executive officers, directors and Board committees (including committee charters), and transactions in Molex securities by directors and officers, is available on or through our Web site at www.molex.com under the “Investors” caption.
     We are not including the information on our Web site as a part of, or incorporating it by reference into, this annual report on Form 10-K/A.

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
     Industry trends that we deem particularly relevant include:
•	Globalization. Synergistic opportunities exist for the industry to design, manufacture and sell electronic products in different countries around the world in an efficient and seamless process. For example, electronic products may be designed in Japan, manufactured in China, and sold in the United States.

•	Convergence of markets. Traditionally separate markets such as consumer electronics, data products and telecommunications are converging, resulting in single devices offering broad-based functionality.

•	Increasing electronics content. Consumer demand for advanced product features, convenience and connectivity is driving connector growth at rates faster than the growth rates of the underlying electronics markets.

•	Product size reduction. High-density, micro-miniature technologies are expanding to markets such as data and mobile phones, leading to smaller devices and greater mobility.

•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines for the majority of their connector requirements.

•	Price erosion. As unit volumes grow, production experience is accumulated and costs decrease, and as a result, prices decline.

Markets and Products
     The approximate percentage of our net revenue by market for fiscal 2006 is summarized below:

	Percentage of Fiscal 2006	Typical End Use Products
Markets	Net Revenue	Supported by Molex
Telecommunications	30%	Mobile phones and devices, networking equipment, switches and transmission equipment

Data Products	22%	Desktop and notebook computers, peripheral equipment, servers, storage, copiers, printers and scanners

Automotive	18%	Engine control units, body electronics, safety electronics, sensors, panel instrumentation and other automotive electronics

Consumer	19%	Digital electronics — CD and DVD players, cameras, plasma and LCD televisions, electronic games and major appliances

Industrial	9%	Factory automation, robotics, automated test equipment, vision systems and diagnostic equipment

Other	2%	Electronic and electrical devices for a variety of markets
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

     We believe that our success in achieving industry-leading revenue growth throughout our history is the result of the following key strengths:
•	Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	Strong intellectual property portfolio that underlies many key products;

•	High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	Strong technical collaboration with customers;

•	Extensive experience with the product development process;

•	Broad geographical presence in developed and developing markets;

•	Continuous effort to develop an efficient, low-cost manufacturing footprint; and

•	A broad range of products both for specific applications and for general consumption.
     We intend to serve our customers and achieve our objectives by continuing to do the following:
•	Concentrate on core markets. We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for more than 60 years. We are a principal supplier of connector components to the telecommunications, computer, consumer, automotive and industrial electronics markets.

•	Grow through the development and release of new products. We invest strategically in the tools and resources to develop and bring to market new products and to expand existing product lines. New products are essential to enable our customers to advance their solutions and their market leadership positions. In fiscal 2006, we generated approximately 27.5% of our revenue from new products, which are defined as those products released in the last 36 months.

•	Optimize manufacturing. We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure that our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•	Leverage financial strength. We use our expected cash flow from operations to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements. We invested approximately 14.6% of net revenue in capital expenditures and research and development activities in fiscal 2006.
     We will begin the transition to a global organizational structure that consists of market-focused divisions during fiscal 2007, with full implementation scheduled for July 1, 2007. The plan is to create five global divisions — automotive, consumer, commercial, industrial and integrated products — and one worldwide sales and marketing organization. When fully implemented, we expect the new structure to enable us to work more effectively as a global team to meet customer needs as well as to better leverage our design expertise and the low-cost production centers around the world. The new worldwide sales and marketing organization structure will enhance our ability to sell any product, to any customer, anywhere in the world. We do not expect the transition process to generate significant implementation costs during fiscal 2007.
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
Executive Officers
     Our executive officers are set forth in the table below.

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed
Frederick A. Krehbiel(a)	Co-Chairman (1999-); Chief Executive Officer (2004-2005);	65	1965(b)
	Co-Chief Executive Officer (1999-2001)

John H. Krehbiel, Jr.(a)	Co-Chairman (1999-); Co-Chief Executive	69	1959(b)
	Officer (1999-2001)

Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-);	51	1976
	President and Chief Operating Officer (2001-2005);
	Executive Vice President (1999-2001)

Liam McCarthy	President and Chief Operating Officer (2005-);	50	1976
	Regional Vice President of Operations, Europe (2000-
	2005); Interim General Manager of Molex Ireland Ltd.
	(2002-2004)

Robert B. Mahoney	Executive Vice President (2002-); Regional	53	1995
	President, Far East South (2004-); Treasurer
	and Chief Financial Officer (1996-2004, 2005);
	Corporate Vice President (1996-2002)

Ronald L. Schubel	Executive Vice President (2001-); Corporate Vice	62	1981
	President (1982-2001); Regional President, Americas (1998-
	2005)

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed
James E. Fleischhacker	Executive Vice President (2001-); Corporate	62	1984
	Vice President (1994-2001); Regional President,
	Far East South (1998-2001, 2003-2004)

David D. Johnson	Vice President, Treasurer and Chief	50	2005
	Financial Officer (2005-); Vice President, Treasurer and
	Chief Financial Officer, Sypris Solutions, Inc. (1998-2005)

Katsumi Hirokawa	Vice President (2005-). Positions at Molex Japan	59	1995
	Co., Ltd.: President (2002-); Executive Vice President-
	Sales (2002-2002); Senior Director-Sales (1996-2002)

Graham C. Brock	Vice President (2005-) and Regional	52	1976
	President, Europe (2005-); Regional Vice President -
	Sales & Marketing, Europe (2000-2005)

David B. Root	Vice President and Regional President, Americas (2005-);	52	1982
	Vice President, Sales Americas (2004-2005); President,
	Connector Products Division (2002-2004); President,
	Data Comm Division (2001-2002)

Kathi M. Regas	Vice President (1994-)	50	1985

(a)	John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of the Registrant. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Registrant or each other.

(b)	Includes period employed by our predecessor company.
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

Item 1A. Risk Factors
Cautionary Statement About Forward-looking Statements
     This Annual Report on Form 10-K/A and other documents we file with the Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below.
     We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths. Past financial performance should not be considered to be a reliable indicator of future performance, and you should not use historical trends to anticipate results or trends in future periods. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
We face the possibility of additional actions relating to our past stock option granting practices.
     As described in the Explanatory Note immediately preceding Part I in this Form 10-K/A, as a result of the internal review and independent investigation relating to our past stock option granting practices, management has concluded, and the Board agrees, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash share-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously filed financial statements included in this Form 10-K/A. The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows. While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the Commission may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the Commission or take other actions not currently contemplated.
     Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with government actions and we can provide no assurance regarding the outcomes of such actions.
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
     In 2005, we announced plans to realign part of our manufacturing capacity in order to reduce costs and better optimize plant utilization. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future. If we incur additional restructuring related charges, our financial condition and results of operation may suffer.
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
     We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs. A listing of principal manufacturing facilities is presented below (parentheticals represent number of plants, if more than one):

Australia	Italy	Slovakia
Melton, Victoria	Padova	Kechnec

Brazil	Japan	Taiwan
Manaus	Kagoshima (3)	Taipei
São Paulo	Okayama
	Shizuoka	Thailand
China (P.R.C.)	Tochigi	Bangpakong
Dongguan (2)	Yamato
Shanghai (3)		United States
Dalian (3)	Malaysia	Pinellas Park, Florida
Chengdu (2)	Perai, Penang	St. Petersburg, Florida
Downers Grove, Illinois
France	Mexico	Lincoln, Nebraska (3)
Villemur	Guadalajara	Naperville, Illinois
	Nogales	Mooresville, Indiana
Germany		Maumelle, Arkansas (2)
Ettlingen	Poland	St. Paul, Minnesota (2)

	Tczew	Lisle, Illinois
India	Sulecin
Bangalore
Gandhinagar	Republic of Korea
Noida	Ansan City (2)
Pune	Gwang-Ju

Ireland	Singapore
Millstreet	Jurong Town
Shannon
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

     Cash dividends on common stock have been paid every year since 1977. On April 28, 2006, our Board of Directors increased the regular quarterly cash dividend to $0.075 per share. The following table presents quarterly dividends declared per common share for the years ended June 30:

			Class A
	Common Stock		Common Stock
	2006	2005	2006	2005
Quarter ended:
September 30	$0.0500	$0.0375	$0.0500	$0.0375
December 31	0.0500	0.0375	0.0500	0.0375
March 31	0.0500	0.0375	0.0500	0.0375
June 30	0.0750	0.0375	0.0750	0.0375

Total	$0.2250	$0.1500	$0.2250	$0.1500

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

			Total Number
			of Shares
			Purchased As
	Total Number		Part of Publicly
	of Shares	Average Price	Announced
	Purchased	Paid per Share	Plan
Common Stock:
April 1 to April 30	3	$35.26	—
May 1 to May 31	150	$36.63	150
June 1 to June 30	58	$35.89	50

Total	211	$36.41	200

			Total Number
			of Shares
			Purchased As
	Total Number		Part of Publicly
	of Shares	Average Price	Announced
	Purchased	Paid per Share	Plan
Class A Common Stock:
April 1 to April 30	5	$32.05	—
May 1 to May 31	732	$31.33	685
June 1 to June 30	77	$30.81	50

Total	814	$31.28	735

     As of June 30, 2006, the dollar value of shares that may yet be purchased under the plan was $50.1 million, as shown in the following table (in thousands):

Dollar Value
of Shares
That May Yet
Be Purchased
Under the Plan
April 1 to April 30	$80,354
May 1 to May 31	$53,438
June 1 to June 30	$50,075
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

Item 6. Selected Financial Data
     The consolidated financial information below has been restated as set forth in this Form 10-K/A. The data for the fiscal years ended June 30, 2003 and 2002 have been restated as set forth in this Form 10-K/A, but such restated data have not been audited and are derived from the Company’s books and records. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis — Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements and in Note 3 to Consolidated Financial Statements of this Form 10-K/A.
     We have not amended any other previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.
Molex Incorporated
Five-Year Financial Highlights Summary
(in thousands, except per share data)

	2006(1)	2005(1)	2004(1)	2003(2)			2002(2)
				As			As
	As	As	As	Previously		As	Previously		As
	Restated	Restated	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operations:
Net revenue	$2,861,289	$2,554,458	$2,249,018	$1,843,098	$(3,337)	$1,839,761	$1,711,497	$1,808	$1,713,305
Gross profit	942,630	832,662	732,832	607,700	(35,718)	571,982	536,551	(18,358)	518,193
Income from operations	309,744	203,264	213,462	102,258	(8,139)	94,119	101,148	(4,578)	96,570
Income before income taxes	327,973	223,191	232,128	110,042	(7,628)	102,414	93,221	(5,432)	87,789
Income taxes	91,793	73,085	63,661	24,762	(6,700)	18,062	16,684	(2,438)	14,246
Net income (3)	236,091	150,116	168,096	84,918	(928)	83,990	76,479	(2,994)	73,485
Earnings per share:
Basic	1.27	0.80	0.88	0.44	—	0.44	0.39	(0.01)	0.38
Diluted	1.26	0.79	0.87	0.44	(0.01)	0.43	0.39	(0.02)	0.37
Net income percent of net revenue	8.3%	5.9%	7.5%	4.6%	—	4.6%	4.5%	(0.2)%	4.3%
Return on invested capital (6)	10.3%	6.7%	8.1%	4.4%	(0.1)%	4.3%	4.1%	0.2%	3.9%

	2006(1)	2005(1)	2004(1)(2)			2003(2)			2002(2)
			As			As			As
	As	As	Previously		As	Previously		As	Previously		As
	Restated	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Financial Position:
Current assets	$1,548,233	$1,374,063	$1,168,644	$(3,136)	$1,165,508	$962,113	$(1,352)	$960,761	$915,343	$947	$916,290
Current liabilities	594,812	469,504	428,464	(3,698)	424,766	356,148	(6,632)	349,516	359,593	(2,271)	357,322
Working capital (4)	953,421	904,559	740,180	562	740,742	605,965	5,280	611,245	555,750	3,218	558,968
Current ratio (5)	2.6	2.9	2.7	—	2.7	2.7	—	2.7	2.5	0.1	2.6
Property, plant and equipment, net	1,025,852	984,237	1,022,378	642	1,023,020	1,007,948	—	1,007,948	1,067,590	—	1,067,590
Total assets	2,974,420	2,730,162	2,572,346	2,940	2,575,286	2,329,870	3,984	2,333,854	2,253,920	4,566	2,258,486
Long-term debt and capital leases	8,815	9,975	14,039	—	14,039	16,868	—	16,868	17,849	—	17,849
Stockholders’ equity	2,281,869	2,170,754	2,065,994	4,428	2,070,422	1,896,568	9,099	1,905,667	1,827,652	5,769	1,833,421

	2006	2005	2004	2003	2002
Other Metrics:
Dividends declared per share	$0.225	$0.15	$0.10	$0.10	$0.10
Average common shares outstanding:
Basic	185,521	188,646	190,207	191,873	194,327
Diluted	187,416	190,572	192,186	193,229	195,986

(1)	The Five-Year Financial Highlights Summary for fiscal years 2006, 2005 and 2004 has been restated to reflect adjustments and a change in accounting principle. See Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements and Note 3 of the “Notes to Consolidated Financial Statements” for a discussion of these adjustments.

(2)	The operations data for 2003 and 2002, and the financial position data for 2004, 2003 and 2002, have been revised to reflect adjustments related to the restatement described in Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements and in Note 3 of the “Notes to Consolidated Financial Statements.”

Pre-tax adjustments recorded in 2003 and 2002 included non-cash share-based compensation expense totaling $4.9 million and $3.9 million, respectively.

Additionally, pre-tax adjustments recorded in 2003 and 2002 included the correction of previously disclosed errors, which reduced income from continuing operations by $2.7 million and $1.5 million, respectively.

Also, gross profit for 2003 and 2002 was reduced by $34.5 million and $18.9 million, respectively, with corresponding reductions in selling, general and administrative expenses in each such year, to reflect the accounting change relating to classification of shipping and handling costs.

(3)	Fiscal 2006 results include a restructuring charge of $26.4 million ($19.2 million after-tax). Fiscal 2005 results include a restructuring charge of $27.9 million ($21.6 million after-tax) and a charge for goodwill and other asset impairments of $25.2 million ($24.3 million after-tax). Fiscal 2003 results include a restructuring charge of $35.0 million ($24.8 million after-tax). Fiscal year 2002 results include a restructuring charge of $24.2 million ($18.8 million after-tax). See Notes 6 and 10 of the “Notes to Consolidated Financial Statements” for a discussion of our restructuring costs and other charges and credits to income.

(4)	Working capital is defined as current assets minus current liabilities.

(5)	Current ratio is defined as current assets divided by current liabilities.

(6)	Return on invested capital is defined as the current year net income divided by the sum of average total assets less average current liabilities for the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements, below, and in Note 3 to Consolidated Financial Statements of this Form 10-K/A.
Restatement of Consolidated Financial Statements
     We are restating our consolidated financial statements to reflect evolving understanding of the views of the staff of the Commission relating to the qualitative aspects of past stock option misdating. In an August 2, 2006 press release (the Press Release), we announced that, following the widespread publicity regarding the granting of stock options, we undertook in the fourth fiscal quarter of 2006 a voluntary internal review of our past practices related to grants of stock options. As a result of our preliminary review, our Board of Directors (the Board) formed a Special Committee of independent directors in June 2006 to commence an investigation of our stock option granting practices for the period 1995 through 2006. The Special Committee retained independent legal counsel to aid in the investigation. The Special Committee and its independent counsel, assisted by forensic accountants, reviewed the facts and circumstances surrounding annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current directors, officers and employees.
     In the August Press Release we announced that both we and the Special Committee concluded that the dates of stock option and restricted stock grants to executive officers and other employees in a number of instances differed from the dates such grants were approved by the appropriate Board committee such that the price on the approval date was higher than the price on the stated grant date. The Special Committee concluded that no stock options granted to outside directors were misdated. The Special Committee concluded that our former General Counsel was responsible for the misdating and found that he failed to ensure compliance with the terms of our stock option plans and the required granting actions by preparing minutes that did not accurately reflect the deliberations and actions of the relevant Board committee, failing to document approvals of certain grants, and selecting grant dates to provide a favorable grant price to executive officers and employees. The General Counsel was removed from his position by the Board immediately following the completion of the Special Committee’s independent investigation and has recently retired as a result of other related events.
     We provided in the August Press Release the aggregate unrecorded non-cash expense relating to misdated executive officer grants. We also stated that for grants to other employees (non-executive officers) we and the Special Committee concluded that it was impracticable to determine the actual measurement dates of the grants, but that even if all such dates were determinable there would not be a material understatement of expense. The analysis of the grants to employees relied on in this determination included a range of potential measurement dates determined by reviewing the dates on documentation such as final spreadsheets listing the employees and the number of shares to be granted to such employees, e-mails, and other correspondence.
     We announced in the August Press Release that our current executive officers agreed to repay their portion of the $685,000 in total gains realized by them as a result of the misdating and also agreed to increase the exercise prices of their unexercised options so that there would be no future gain due to misdating of grants, all of which has occurred. We also announced that we had voluntarily disclosed the misdated grants to the Commission. The facts and circumstances surrounding this issue continue to be the subject of inquiries by the Enforcement Division of the Commission and the United States Attorney’s Office for the Northern District of Illinois. We continue to cooperate in both inquiries.
     Following our August Press Release, the Commission’s Office of the Chief Accountant issued a letter on September 19, 2006 providing guidance regarding the proper accounting for various historical stock option granting practices. In light of this guidance, we undertook an effort to determine or estimate appropriate measurement dates of the misdated stock options granted to employees, other than executive officers, in order to calculate an understatement of expense relating to such options, rather than relying on a range of potential measurement dates for determining the understatement of expense. The effect of recognizing additional share-based compensation expense resulting from the investigation of past stock grants to executive officers and employees is included below in this Explanatory Note. A detailed discussion of the financial effects of these matters is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
     We continue to believe that the misdated grants did not result in a quantitatively material misstatement to our financial statements; however, due to evolving understanding of the views of the staff of the Commission relating to the qualitative aspects of this issue, we are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash share-based compensation expense for grants that were misdated;

•	Other adjustments unrelated to share-based compensation pertaining to fiscal years prior to 2005 that, as previously disclosed, were not recorded in the originally filed financial statements due to their immateriality but which were corrected in fiscal year 2005; and

•	Related tax effects for all items.
     This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended June 30, 2006, 2005, 2004, 2003 and 2002, and the unaudited quarterly financial data for each of the quarters in the years ended June 30, 2006, and 2005. We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. For this reason, the consolidated financial statements and related financial information contained in previously filed reports should no longer be relied upon.
Share-Based Compensation
     The effect of recognizing additional share-based compensation expense resulting from the misdated grants is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
1995	$47	$33
1996	119	82
1997	258	178
1998	418	288
1999	836	577
2000	1,986	1,370
2001	2,926	2,019

Total 1995 – 2001 effect	6,590	4,547

2002	3,920	2,705
2003	4,931	3,402
2004	4,456	3,075
2005	3,507	2,420
2006	1,330	918

Total 2002 – 2006 effect	18,144	12,520

Total effect	$24,734	$17,067

Other Adjustments
     In addition, as disclosed in the Form 10-K for the fiscal year ended June 30, 2005, we corrected certain other errors during the fiscal year ended June 30, 2005, which were immaterial to the fiscal 2005 and prior years’ financial statements. In connection with the filing of this Form 10-K/A, we are also correcting these errors in the respective fiscal years. A description of these errors is as follows:
Quarter ended September 30, 2004
     As previously reported, included in the first fiscal quarter of 2005 was a charge of $9.1 million ($5.9 million after-tax) for the cumulative effect of an error in prior years. This error related to the inadvertent omission of in-transit intercompany inventory in our calculation of profit-in-inventory elimination. We recorded this profit-in-inventory adjustment as a reduction to inventories and a charge to cost of sales.
     Also included in the first fiscal quarter of 2005 results was a charge of $4.8 million ($3.1 million after-tax) for the cumulative effect of an error in prior years related to our vacation accrual calculation. Also included was a charge for the correction of an error of the prior year bonus accrual of $0.5 million ($0.3 million after-tax).
     In addition, included in the results of the first fiscal quarter of 2005 were (1) the correction of an error related to a prior year inventory allowance of $1.1 million ($0.7 million after-tax), (2) the correction of an error of a prior year insurance accrual of $2.7 million ($1.8 million after-tax), and (3) the cumulative effect of an error related to prior years’ receivable allowance of $3.2 million ($2.1 million after-tax). These three items had a positive impact on income.

Quarter ended March 31, 2005
     As previously reported, in the third fiscal quarter of 2005, gross profit was reduced by $2.0 million ($1.3 million after-tax) to correct the timing of revenue recognition for certain customers where title passes on receipt of product.
     Also included in the third fiscal quarter of 2005 results was an adjustment to deferred income taxes for state taxes, which reduced 2005 income tax expense by $2.6 million.
Quarter ended June 30, 2005
     As previously reported, included in the fourth fiscal quarter of 2005 results were charges of $2.2 million ($1.4 million after-tax) to correct errors of prior years’ pension expense outside the United States.
     Included in the fourth fiscal quarter of 2005 results were corrections of various prior years’ accruals and prepaid expenses, which increased 2005 pre-tax income by $1.6 million ($1.0 million after-tax).
     Also included in the fourth fiscal quarter of 2005 results was a correction of a 2004 depreciation adjustment, which increased 2005 pre-tax income by $0.6 million ($0.4 million after-tax).
     In addition, included in the fourth fiscal quarter of 2005 results was a correction of prior years’ equity income, which reduced pre-tax income by $0.4 million ($0.3 million after tax).
     Also included in the fourth fiscal quarter of 2005 results were corrections of prior years’ accruals for potential income tax exposures and other income tax adjustments that reduced 2005 income tax expense by $5.7 million.
Year ended June 30, 2005
     As previously reported, the aggregate effect of the corrections of the above prior period errors recorded in fiscal 2005 reduced fiscal 2005 gross profit by $8.0 million and increased selling, general and administrative expenses by $1.4 million, and reduced equity income by $0.4 million, all resulting in a reduction in pre-tax income of $9.8 million. Income tax expense was reduced by $11.7 million and net income was increased by $1.9 million ($0.01 per share). Of those cumulative amounts, pre-tax and net income for fiscal 2004 should have been reduced by $3.3 million and $4.8 million ($0.02 per share) respectively; pre-tax income for fiscal 2003 should have been reduced by $2.7 million and net income should have been increased by $2.5 million ($0.01 per share); pre-tax and net income for fiscal 2002 should have been reduced by $1.5 million and $0.3 million (no effect on earnings per share), respectively and pre-tax and net income for fiscal 2002 and prior years should have been reduced by $2.3 million and increased by $4.5 million, respectively.
     The following table summarizes the adjustments to income, reflecting in the proper fiscal years the corrections previously made in fiscal 2005 (in thousands):

	Increase (decrease) income
					Prior to
	2005	2004	2003	2002	2002
Pre-tax:
Overstatement of profit in inventory	$9,100	$(3,200)	$(1,200)	$(400)	$(4,300)
Overstatement of inventory reserve — software logic	(1,142)	—	—	—	1,142
Overstatement of accrued insurance	(2,700)	—	2,200	500	—
Understatement of accrued vacation	4,824	(604)	(1,590)	(556)	(2,074)
Overstatement of reserve for doubtful accounts	(3,169)	(625)	(710)	(12)	4,516
Understatement of bonus accrual	500	(500)	—	—	—
Overstatement of gross margin -FOB destination	2,013	816	(1,183)	624	(2,270)
Understatement of accrued pension	2,210	(693)	124	(435)	(1,206)
Adjustment to properly record equity investment	386	(43)	511	(854)	—
Depreciation	(642)	642	—	—	—
Other	(1,569)	899	(849)	(379)	1,898

Total pre-tax	$9,811	$(3,308)	$(2,697)	$(1,512)	$(2,294)

Tax effect of items above	(3,434)	1,158	944	529	803
Income taxes adjustments	(8,275)	(2,629)	4,227	694	5,983

Net income	$(1,898)	$(4,779)	$2,474	$(289)	$4,492

Change in Accounting Principle
     During the quarter ended September 30, 2006, we made a change in accounting principle to classify shipping and handling costs associated with the distribution of finished products to our customers as cost of sales (previously recorded in selling, general and administrative expense). We made the change in principle because we believe the classification of these shipping and handling costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. In accordance with generally accepted accounting principles, prior period financial statements are restated to reflect the retroactive application of this change. The effects were as follows (in thousands):

	Increase (decrease)
		Selling,
	Cost	General &
	of sales	Administrative
Fiscal year ended June 30,
2006	$56,182	$(56,182)
2005	48,644	(48,644)
2004	42,333	(42,333)
2003	34,506	(34,506)
2002	18,922	(18,922)

Three months ended
June 30, 2006	15,916	(15,916)
March 31, 2006	13,737	(13,737)
December 31, 2005	14,162	(14,162)
September 30, 2005	12,367	(12,367)

Three months ended
June 30, 2005	12,594	(12,594)
March 31, 2005	11,998	(11,998)
December 31, 2004	12,220	(12,220)
September 30, 2004	11,832	(11,832)
Summary
     The following shows the share-based compensation adjustments, the other adjustments, and the related tax effects of all adjustments for the fiscal years 2002-2006. The increase (decrease) in net income for each type of adjustment is as follows (in thousands):

	Net	Non-cash
	Income as	Stock	Other		Other		Net
	Previously	Compensation	Pre-tax	Tax	Tax	Total	Income as
	Reported	Expense	Adjustments	Effect	Adjustments	Adjustments	Restated
Year ended June 30,
2002	$76,479	$(3,920)	$(1,512)	$1,744	$694	$(2,994)	$73,485
2003	84,918	(4,931)	(2,697)	2,473	4,227	(928)	83,990
2004	175,950	(4,456)	(3,308)	2,539	(2,629)	(7,854)	168,096
2005	154,434	(3,507)	9,811	(2,347)	(8,275)	(4,318)	150,116
2006	237,009	(1,330)	—	412	—	(918)	236,091
     The restatement for the other adjustments did not have a cumulative effect on stockholders’ equity as of June 30, 2006 or 2005 because the errors were corrected during fiscal 2005. The cumulative effect on stockholders’ equity as of June 30, 2006 resulting from the restatement of share-based compensation is as follows (in thousands):

Increase (decrease) in retained earnings:
Non-cash compensation expense related to stock option grants	$(24,734)
Related income tax benefit	7,667

Net reduction in retained earnings	(17,067)
Increase (decrease) in paid in capital:
Increase related to non-cash compensation expense	24,734
Reduction related to tax effects previously credited to additional paid-in capital	(6,488)

Net increase in paid in capital	18,246

Net effect on stockholders’ equity	$1,179

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
Financial Highlights
     Net revenue for fiscal 2006 of $2.86 billion increased 12.0% over fiscal 2005 net revenue of $2.55 billion. Net revenue in local currencies increased 13.5%. Net income for the year of $236.1 million increased $86.0 million from $150.1 million reported in the prior year. Fiscal 2006 includes restructuring costs of $26.4 million ($19.2 million after tax). Fiscal 2005 net income included a restructuring charge of $27.9 million ($21.6 million after-tax), a goodwill impairment charge of $22.9 million ($22.9 million after-tax) and an asset impairment charge of $2.3 million ($1.4 million after-tax).
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
     The fiscal 2006 results include the effect of expensing stock options according to Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.” Selling, general and administrative expense was $13.3 million higher in fiscal 2006 as a result of adopting SFAS No. 123(R).
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
Share-based Compensation
     As discussed in the Explanatory Note, the previously stated dates of stock option and restricted stock grants to executive officers and other employees in a number of instances differed from the dates such grants were approved by the appropriate Board committee such that the price on the approval date was higher than the price on the stated grant date. In connection with our restatement of the consolidated Financial Statements, we applied judgment in determining or estimating appropriate measurement dates for prior option grants.
     We concluded that the most appropriate measurement date for stock option and restricted stock grants to executive officers that were misdated was the date of the Board committee meeting at which the grants were approved. We also concluded that the most appropriate measurement date for stock option grants to employees was the date on which the Board committee fixed the terms of the grants and approved the grants to specific employees. Due to a lack of documentation and process surrounding the employee stock option granting process, we estimated this date based on the date of grant documentation such as final spreadsheets listing the employees and the number of shares to be granted to such employees, e-mails, and other correspondence. Since it appeared that the approval of these non-officer employee grants could have occurred prior to the date of the grant documentation, we considered the impact that an earlier measurement date could have had on compensation expense. This sensitivity analysis resulted in no significant differences as compared with the amounts recorded in this restatement.
Income Taxes
     Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $149.5 million at June 30, 2006.
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

Results of Operations
Year Ended June 30, 2006 Compared with Year Ended June 30, 2005

	Year Ended		$ Change	% Change	Results as %
	June 30,		Favorable	Favorable	of Net Revenue
(in thousands)	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net revenue	$2,861,289	$2,554,458	$306,831	12.0%	100.0%	100.0%
Cost of sales	1,918,659	1,721,796	(196,863)	(11.4)	67.1	67.4

Gross profit	942,630	832,662	109,968	13.2	32.9	32.6

Selling, general & administrative	606,532	576,354	(30,178)	(5.2)	21.2	22.6
Restructuring costs	26,354	27,875	1,521	5.5	0.9	1.1
Goodwill and asset impairments	—	25,169	25,169	100.0	—	1.0

Income from operations	309,744	203,264	106,480	52.4	10.8	7.9

Other income, net	18,229	19,927	(1,698)	(8.5)	0.7	0.8
Income before income taxes	327,973	223,191	104,782	46.9	11.5	8.7
Income taxes & minority interest	91,882	73,075	(18,807)	(25.7)	3.2	2.8

Net income	$236,091	$150,116	$85,975	57.3%	8.3%	5.9%

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
     We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

	Years Ended		$ Change	% Change	Results as %
	June 30,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Americas	$793,296	$701,470	$91,826	13.1%	27.7%	27.5%
Far East North	542,663	527,440	15,223	2.9	19.0	20.6
Far East South	945,089	769,801	175,288	22.8	33.0	30.1
Europe	511,375	505,953	5,422	1.1	17.9	19.8
Corporate and other	68,866	49,794	19,072	38.3	2.4	2.0

Total	$2,861,289	$2,554,458	$306,831	12.0%	100.0%	100.0%

     The strengthening of the U.S. dollar against certain foreign currencies, principally the yen and euro, decreased revenue by approximately $30.8 million for fiscal 2006 from the prior year. The following table shows the effect on the change in net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Year Ended June 30, 2006
	Local	Currency	Net
	Currency	Translation	Change
Americas	$82,322	$9,504	$91,826
Far East North	38,888	(23,665)	15,223
Far East South	166,134	9,154	175,288
Europe	30,958	(25,536)	5,422
Corporate and other	19,319	(247)	19,072

Net change	$337,621	$(30,790)	$306,831

     The change in revenue on a local currency basis is as follows:

Year Ended
June 30, 2006
Americas	11.7%
Far East North	7.4
Far East South	21.6
Europe	6.1
Total	13.2
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
Americas Region — North and South America
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
Far East North Region — Japan and Korea
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
Far East South Region — Singapore, Malaysia, China, Thailand, Taiwan and India
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

     Effective in fiscal 2006, we adopted SFAS No. 123(R) which resulted in additional compensation expense of approximately $13.3 million for fiscal 2006. Total share-based compensation recorded in the Consolidated Statements of Income was $30.5 million for fiscal 2006, of which $29.5 million is included in selling, general and administrative expenses and $1.0 million is included in restructuring costs. In fiscal 2005, we recognized $18.4 million of share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” (See Note 19 of the “Notes to the Condensed Consolidated Financial Statements”).
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
Effective Tax Rate
     The effective tax rate was 28.0% for fiscal 2006 compared with 32.7% for fiscal 2005. The overall decrease in the effective tax rate from the prior year reflects higher fiscal 2006 earnings in countries with tax rates that are lower than the U.S. rate offset by an increase in the valuation allowance for losses incurred for which no tax benefit could be recorded. Fiscal 2005 reflects a charge for goodwill impairment and an increase in the valuation allowance.
Backlog
     Our order backlog on June 30, 2006 was approximately $370.0 million, an increase of $110.5 million compared with $259.5 million at June 30, 2005. New orders for fiscal 2006 were $2,951.1 million, an increase of 18.5% compared with $2,489.8 million last year.
Year Ended June 30, 2005 Compared with Year Ended June 30, 2004

	Year Ended		$ Change	% Change	Results as %
	June 30,		Favorable	Favorable	of Net Revenue
(in thousands)	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Net revenue	$2,554,458	$2,249,018	$305,440	13.6%	100.0%	100.0%
Cost of sales	1,721,796	1,516,186	(205,610)	(13.6)	67.4	67.4

Gross profit	832,662	732,832	99,830	13.6	32.6	32.6

Selling, general & administrative	576,354	519,370	(56,984)	(11.0)	22.6	23.1
Restructuring costs	27,875	—	(27,875)	(100.0)	1.1	—
Goodwill and asset impairments	25,169	—	(25,169)	(100.0)	1.0	—

Income from operations	203,264	213,462	(10,198)	(4.8)	7.9	9.5

Other income, net	19,927	18,666	1,261	6.8	0.8	0.8
Income before income taxes	223,191	232,128	(8,937)	(3.9)	8.7	10.3
Income taxes & minority interest	73,075	64,032	(9,043)	(14.1)	2.8	2.8

Net income	$150,116	$168,096	$(17,980)	(10.7)%	5.9%	7.5%

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
     A summary follows of the estimated change in revenue from each market during the fiscal years ended June 30:

	2005	2004
Telecommunications	33%	34%
Data Products	5	17
Automotive	27	9
Consumer	(3)	22
Industrial	2	35
     The following table sets forth information on our net revenue by geographic regions for the periods indicated (in thousands):

	Year Ended		$ Change	% Change	Results as %
	June 30,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Americas	$701,470	$686,129	$15,341	2.2%	27.5%	30.5%
Far East North	527,440	500,824	26,616	5.3	20.6	22.3
Far East South	769,801	623,850	145,951	23.4	30.1	27.7
Europe	505,953	385,647	120,306	31.2	19.8	17.1
Corp. and Other	49,794	52,568	(2,774)	(5.3)	2.0	2.4

Total	$2,554,458	$2,249,018	$305,440	13.6%	100.0%	100.0%

     The weakening of the U.S. dollar against certain foreign currencies, principally the yen and euro, increased revenue by approximately $72.1 million for fiscal 2005 over the prior year. The following table shows the effect on the change in net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Year Ended June 30, 2005
	Local	Currency	Net
	Currency	Translation	Change
Americas	$13,011	$2,330	$15,341
Far East North	2,334	24,282	26,616
Far East South	137,853	8,098	145,951
Europe	85,755	34,551	120,306
Corporate and other	(5,656)	2,882	(2,774)

Net change	$233,297	$72,143	$305,440

     The change in revenue on a local currency basis is as follows:

Year Ended
June 30, 2005
Americas	1.9%
Far East North	0.1
Far East South	22.3
Europe	22.2
Total	10.4

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
Americas Region — North and South America
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
Far East North Region — Japan and Korea
     Customer revenue in the Far East North region in fiscal 2005 increased 5.3% from the prior year in U.S. dollars. Foreign currency translation contributed approximately $24 million to the revenue increase. A robust business environment in Japan, a recovering economy in Korea and a steady flow of new products stimulated sales.
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
Far East South Region — Singapore, Malaysia, China, Thailand, Taiwan and India
     Consistent with the migration of business from the Americas, Europe and Far East North regions to the Far East South region, customer revenue in the Far East South region increased 23.4% in fiscal 2005 in U.S. dollars, compared with the prior year. This region is now our largest and fastest growing segment. The revenue growth in this region was driven by strong demand across the consumer products and computer markets, as well as the mobile phone sector of the telecommunications market.
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
European Region
     Customer revenue in Europe for fiscal 2005 increased 31.2% from the prior year in U.S. dollars. Our Cinch automotive acquisition, which occurred during the fourth fiscal quarter of 2004, accounted for $30.2 million of the $120.3 million in growth. The remaining revenue growth in this region was primarily driven by demand for mobile phones in the telecommunications market and products in the industrial market.
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
Other Income
     Total other income was $19.9 million for fiscal 2005, compared with $18.7 million in the prior year. Fiscal 2004 results included a $10.4 million gain resulting from an IPO completed by an affiliate and the sale of stock of this affiliate, as well as a loss on investment of $5.0 million.
     Interest income, net of interest expense, was $6.4 million for fiscal 2005 compared with $3.7 million in the prior year period due to both higher cash balances held in the current year as well as higher interest rates.
Effective Tax Rate
     The effective tax rate was 32.7% for fiscal 2005 compared with 27.4% in fiscal 2004. The increase in the effective tax rate from the prior year reflects the charge for the goodwill impairment we recognized in fiscal 2005 and an increase in the valuation allowance for net operating losses in foreign countries for which no tax benefit was recognized. These items were offset to some extent by the favorable resolution of various tax matters with tax authorities.
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
Quarterly Results of Operations
     The following discussion of results of operations that originally appeared in our Form 10-Q’s filed for the fiscal years 2006 and 2005 has been adjusted to reflect the restatement of our quarterly financial results, which is more fully described in the Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements, above, and in Note 3 to Consolidated Financial Statements of this
Form 10-K/A.

Quarterly Period Ended March 31, 2006
     The tables below show our results of operations and the absolute and percentage change in those results from period to period (in thousands).

	Three Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net revenue	$720,327	$618,648	$101,679	16.4%	100.0%	100.0%
Cost of sales	477,929	417,225	(60,704)	(14.5)	66.3	67.4

Gross profit	242,398	201,423	40,975	20.3	33.7	32.6

Selling, general & administrative	157,178	147,356	(9,822)	(6.7)	21.8	23.9
Restructuring costs	4,287	—	(4,287)	(100.0)	0.6	—

Income from operations	80,933	54,067	26,866	49.7	11.3	8.7

Other income, net	4,674	8,547	(3,873)	(45.3)	0.6	1.4

Income before income taxes	85,607	62,614	22,993	36.7	11.9	10.1
Income taxes & minority interest	24,423	19,645	(4,778)	(24.3)	3.4	3.2

Net income	$61,184	$42,969	$18,215	42.4%	8.5%	6.9%

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
     We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Americas	$197,821	$166,235	$31,586	19.0%	27.5%	26.9%
Far East North	135,930	131,053	4,877	3.7	18.9	21.2
Far East South	238,072	183,198	54,874	30.0	33.1	29.6
Europe	131,909	123,489	8,420	6.8	18.3	19.9
Corporate and other	16,595	14,673	1,922	13.1	2.2	2.4

Total	$720,327	$618,648	$101,679	16.4%	100.0%	100.0%

     The strengthening of the U.S. dollar against certain foreign currencies, principally the yen and euro, decreased revenue by approximately $24.5 million for the three months ended March 31, 2006 over the prior year period. The following tables show the effect on the change in net revenue from foreign currency translations to the U.S. dollar:

	Three Months Ended March 31, 2006
	Local	Currency	Net
	Currency	Translation	Change
Americas	$29,593	$1,993	$31,586
Far East North	16,892	(12,015)	4,877
Far East South	54,073	801	54,874
Europe	23,119	(14,699)	8,420
Corporate and other	2,550	(628)	1,922

Net change	$126,227	$(24,548)	$101,679

     The change in revenue on a local currency basis is as follows:

Three Months
Ended
Mar. 31, 2006
Americas	17.8%
Far East North	12.9
Far East South	29.5
Europe	18.7
Total	20.4
     We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position. Revenue derived from the sale of new products we released within the last 36 months as a percentage of net revenue was as follows:

Three Months
Ended
Mar. 31, 2006
Americas	19.5%
Far East North	11.4
Far East South	28.6
Europe	23.3
Total	26.6
Americas Region— North and South America
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
Far East North Region — Japan and Korea
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
Far East South Region — Singapore, Malaysia, China, Thailand, Taiwan and India
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

European Region
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
     We estimate that we paid approximately $10.5 million more for metal alloys (primarily copper), gold and plastic resins due to higher commodity prices in the three month period compared with the prior year period. These increases, along with the impact of price erosion, were partially offset by (i) an improved sales mix and product pruning, (ii) selective price increases that were effective during the second fiscal quarter of 2006, and (iii) improvements in manufacturing efficiencies.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. We estimate that the impact from currency transactions increased gross profit by approximately $11.0 million for the three months ended March 31, 2006 compared with the prior year period. These increases were primarily due to a stronger U.S. dollar compared with the yen during the three months ended March 31, 2006.
Selling, General and Administrative Expenses
     Effective in the 2006 fiscal year, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-based Payments,” which resulted in additional compensation expense of approximately $3.8 million for the three months ended March 31, 2006. Total share-based compensation recorded in the Condensed Consolidated Statements of Income was $8.0 million for the three months ended March 31, 2006 compared with $3.8 million for the prior year period.
     The impact of currency translation increased selling, general and administrative expenses by approximately $6.9 million for the three months ended March 31, 2006.
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
     We recorded a pre-tax restructuring charge of $4.3 million during the three months ended March 31, 2006, which consisted primarily of severance and other employee-related costs.
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

Effective Tax Rate
     The effective tax rate was 28.5% for the three months ended March 31, 2006 compared with 31.4% for the three months ended March 31, 2005. The decrease in the effective tax rate from the prior year reflects changes in taxable income in jurisdictions with higher tax rates.
Backlog
     Our order backlog on March 31, 2006 was approximately $354.3 million, an increase of $90.2 million compared with $264.1 million at March 31, 2005. Orders for the three months ended March 31, 2006 were $769.2 million, an increase of 26.5% compared with $608.0 million for the prior year period.
Quarterly Period Ended December 31, 2005
     The tables below show our results of operations and the absolute and percentage change in those results from period to period (in thousands).

	Three Months Ended		$ Change	% Change	Results as %
	December 31,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Net revenue	$697,348	$651,818	$45,530	7.0%	100.0%	100.0%
Cost of sales	469,552	442,518	(27,034)	(6.1)	67.3	67.9

Gross profit	227,796	209,300	18,496	8.8	32.7	32.1

Selling, general & administrative	146,036	142,475	(3,561)	(2.5)	21.0	21.8
Restructuring costs	6,517	—	(6,517)	(100.0)	0.9	—

Income from operations	75,243	66,825	8,418	12.6	10.8	10.3

Other income , net	6,175	3,904	2,271	58.2	0.8	0.6

Income before income taxes	81,418	70,729	10,689	15.1	11.6	10.9
Income taxes & minority interest	23,222	19,126	(4,096)	(21.4)	3.3	3.0

Net income	$58,196	$51,603	$6,593	12.8%	8.3%	7.9%

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

	Comparable	Sequential
	Quarter	Quarter
Consumer	12%	11%
Telecommunications	16	6
Automotive	13	(1)
Data	(2)	—
Industrial	(1)	2
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

     The strengthening of the U.S. dollar against certain foreign currencies, principally the yen and euro, decreased revenue by approximately $9.9 million for the three months ended December 31, 2005 over the prior year period. The following tables show the effect on the change in net revenue from foreign currency translations to the U.S. dollar for the three months ended December 31:

	Three Months Ended December 31, 2005
	Local	Currency	Net
	Currency	Translation	Change
Americas	$24,371	$2,879	$27,250
Far East North	2,365	(6,520)	(4,155)
Far East South	29,733	806	30,539
Europe	(4,425)	(7,027)	(11,452)
Corporate and other	3,341	7	3,348

Net change	$55,385	$(9,855)	$45,530

     The change in revenue on a local currency basis is as follows:

Three Months
Ended
Dec. 31, 2005
Americas	14%
Far East North	2
Far East South	15
Europe	(3)
Total	9

     We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position. Revenue derived from the sale of new products released by us within the last 36 months as a percentage of net revenue was as follows:

Three Months
Ended
Dec. 31, 2005
Americas	26%
Far East North	23
Far East South	35
Europe	28
Total	28
Americas Region — North and South America
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
Far East North Region — Japan and Korea
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
Far East South Region — Singapore, Malaysia, China, Thailand, Taiwan and India
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
European Region
     Customer revenue in the European region decreased from the prior year comparable period due primarily to weakness in the European automotive market and the movement offshore of original equipment manufacturers and contract manufacturers. We believe that the latter is a trend that contributed to sales in other regions of our business, especially in the Far East South region.
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

     We estimate that we paid approximately $6.0 million more for metal alloys (primarily copper), gold and plastic resins in the three month period compared with the prior year period. These increases, along with the impact of price erosion, were partially offset by decreases in the cost of components and improvements in manufacturing efficiencies.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. We estimate that the impact from currency transactions increased gross profit by approximately $9.1 million for the three months ended December 31, 2005 compared with the prior year period. These increases were primarily due to a stronger U.S. dollar compared with the yen during the three months ended December 31, 2005.
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
     Effective in the 2006 fiscal year, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-based Payments,” which resulted in additional compensation expense of approximately $2.8 million for three months ended December 31, 2005. Total share-based compensation recorded in the Condensed Consolidated Statements of Income was $6.4 million for the three months ended December 31, 2005 compared with $4.8 million for the prior year period.
     The impact of currency translation decreased selling, general and administrative expenses by approximately $3.6 million for the three months ended December 31, 2005.
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
     We recorded a pre-tax restructuring charge of $6.5 million during the three months ended December 31, 2005, which consisted primarily of severance and other employee-related costs.
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
Effective Tax Rate
     The effective tax rate was 28.5% for the three months ended December 31, 2005 compared with 27.0% for the three months ended December 31, 2004. The increase in the effective tax rate from the prior year reflects increased taxable income in jurisdictions with higher tax rates.

Backlog
     Our order backlog on December 31, 2005 was approximately $297.5 million, an increase of $11.8 million compared with $285.7 million at December 31, 2004. Orders for the three months ended December 31, 2005 were $703.4 million, an increase of 15.7% compared with $607.8 million for the prior year period.
Quarterly Period Ended September 30, 2005
     The tables below show our results of operations and the absolute and percentage change in those results from period to period (in thousands).

	Three Months Ended		$ Change	% Change	Results as %
	September 30,		Favorable	Favorable	of Net Revenue
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Net revenue	$659,815	$640,230	$19,585	3.1%	100.0%	100.0%
Cost of sales	445,996	419,448	(26,548)	(6.3)	67.6	65.5

Gross profit	213,819	220,782	(6,963)	(3.2)	32.4	34.5

Selling, general & administrative	149,674	144,339	(5,335)	(3.7)	22.7	22.6
Restructuring costs	4,870	—	(4,870)	(100.0)	0.7	—

Income from operations	59,275	76,443	(17,168)	(22.5)	9.0	11.9

Other income, net	5,422	2,242	3,180	141.8	0.8	0.4

Income before income taxes	64,697	78,685	(13,988)	(17.8)	9.8	12.3
Income taxes & minority interest	18,457	22,050	3,593	16.3	2.8	3.5

Net income	$46,240	$56,635	$(10,395)	(18.4)%	7.0%	8.8%

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
     We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. The following table sets forth information on the net revenue by geographic region for the periods indicated:

	Three Months Ended		$ Change	% Change	As %
	September 30,		Favorable	Favorable	of Net Revenue
(in thousands)	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
Americas	$185,212	$176,623	$8,589	4.9%	28.1%	27.6%
Far East North	127,453	131,639	(4,186)	(3.2)	19.3	20.6
Far East South	218,123	190,339	27,784	14.6	33.1	29.7
Europe	114,529	128,414	(13,885)	(10.8)	17.4	20.1
Corporate and other	14,498	13,215	1,283	9.7	2.1	2.0

Total	$659,815	$640,230	$19,585	3.1%	100.0%	100.0%

Americas Region — North and South America
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
Far East North Region — Japan and Korea
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
Far East South Region — Singapore, Malaysia, China, Thailand, Taiwan and India
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
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased primarily as a result of a $5.7 million provision for a potentially uncollectible account receivable from an automotive customer that filed for bankruptcy and the adoption of Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-based Payments.” The adoption of SFAS No. 123(R), resulted in additional compensation expense of approximately $3.0 million. Total stock-based compensation recorded in the Condensed Consolidated Statements of Income was $7.3 million for the three months ended September 30, 2005 compared to $4.7 million for the prior year period. Research and development expenditures increased $1.2 million to $34.6 million, or 5.2% of net revenue, for the three months ended September 30, 2005, a percentage comparable to the prior year period. The impact of currency translation increased selling, general and administrative expenses by approximately $0.9 million.
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
Effective Tax Rate
     The effective tax rate was 28.5% for the three months ended September 30, 2005 compared with 27.7% for the prior year period. The increase in the effective tax rate from the prior year reflects increased taxable income in jurisdictions with higher tax rates.
Net Income
     Net income for the three months ended September 30, 2005 was $46.2 million, down 18.4% from $56.6 million reported in the prior year quarter. Net income for the three months ended September 30, 2005 included after-tax charges of $3.7 million for restructuring costs and $3.6 million for a potentially uncollectible account receivable. Foreign currency translation increased net income by approximately $0.6 million as compared with the prior year quarter.
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
Quarterly Period Ended March 31, 2005
Third Quarter Results
Net Revenue
     Revenue was $618.6 million for the three months ended March 31, 2005, an increase of $47.1 million, or 8.3 percent, over last year’s third quarter of $571.5 million. Included in revenue for the third quarter of fiscal 2005 are incremental sales of $18.6 million from the Cinch acquisition that was completed on April 2, 2004. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar also increased revenue by approximately $17 million over the prior year quarter. The Company estimates that the impact of price erosion reduced revenue by approximately $18 million in the third quarter of fiscal 2005, compared with last year’s third quarter.
     Revenue derived from the sale of new products released by the Company within the last 36 months was $195 million, or 32 percent of revenue, in the third quarter ended March 31, 2005 compared with $142 million, or 25 percent of revenue, in the third quarter of fiscal 2004.
     Revenue for the third quarter of fiscal 2005 declined sequentially from the second quarter of fiscal 2005 by $33.2 million, primarily due to the lower sales of mobile phone products in the telecommunications market and products in the computer market. The Company estimates that revenues from these markets were down approximately $22 million and $10 million, respectively, due to a combination of model changeovers, slower production after a significant holiday ramp, and inventory adjustments by the Company’s customers.
     In the Far East South region, customer revenue was $183.2 million, an increase of $31.1 million, or 20.4 percent, compared with $152.1 million in the prior year quarter. This region represents 30 percent of the Company’s customer revenue. Foreign currency translation increased revenue in this region by approximately $3 million. The revenue growth in this region, compared with the third quarter of fiscal 2004, was driven by higher demand for mobile phone products in the telecommunications market and products in the computer market. This region, particularly in China, continues to benefit from business transfers out of the Americas, Europe and Far East North regions, where manufacturing costs are generally higher.
     Customer revenue in the Americas region was $166.2 million, or 27 percent of the Company’s customer revenue, down 8.5 percent from last year’s third quarter revenue of $181.6 million. The decline primarily resulted from reductions in the computer and automotive markets when compared with the prior year quarter.
     Customer revenue in the Far East North region was $131.0 million, or 21 percent of the Company’s customer revenue, an increase of $7.0 million, compared with $124.0 million in the prior year quarter. This improvement reflects favorable foreign currency translation of approximately $6 million.
     In Europe, customer revenue was $123.5 million, or 20 percent of the Company’s customer revenue, up $23.5 million, or 23.5 percent, from last year’s third quarter revenue of $100.0 million. The Company’s Cinch acquisition added revenue of $18.6 million and foreign currency translation had a favorable impact of approximately $6 million. Excluding these items, revenue in Europe was down slightly from last year’s third quarter.
Gross Profit
     Gross profit was $201.4 million for the three months ended March 31, 2005, up $8.7 million, or 4.5 percent over the prior year quarter. Gross profit margin was 32.6 percent of net revenue, down from 33.7 percent in last year’s third quarter. The Company was not able to fully offset the negative impact of price erosion disclosed above with the leverage on the higher sales volume. The gross profit margin for the third quarter of fiscal 2005 was also negatively impacted by higher raw material costs. The Company estimates that it paid approximately $4 million more for metal alloys (primarily copper), gold and plastic resins in the third quarter of fiscal 2005 compared with last year’s third quarter. The Company has experienced some success in passing these cost increases to customers in its distribution sales channel. Sales through distributors represented approximately 20 percent of the Company’s revenue in the three months ended March 31, 2005. However, any price increases in the remaining sales channels have not fully recovered the higher costs.
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
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $147.4 million for the three months ended March 31, 2005, as compared with $133.8 million in the prior year quarter. The Cinch acquisition added fixed expenses of approximately $4 million and the currency translation impact was approximately $4 million in the third quarter of fiscal 2005. The Company also incurred $2.5 million in higher legal and accounting costs arising from the previously announced resignation of the Company’s former auditors and subsequent related events. As a percent of net revenue, selling, general and administrative expenses increased to 23.8 percent in the current quarter from 23.4 percent in last year’s third quarter. Research and development expenditures for the three months ended March 31, 2005 were $32.8 million, or 5.4 percent of net revenue, up modestly from 5.3 percent of net revenue in the same period last year.
Other Income
     Total other income was $8.5 million in the third quarter ended March 31, 2005, compared with $3.1 million in the prior year quarter. The current quarter included a $4.9 million pretax gain from additional consideration earned attributable to the previous sale of an investment in an affiliate.
Effective Tax Rate
     The effective tax rate was 31.4 percent for the third quarter of fiscal 2005, compared with 27.2 percent for the prior year quarter.
Net Income
     Net income for the three months ended March 31, 2005 was $43.0 million, down from $45.1 million in last year’s third quarter. Foreign currency translation increased net income by $1.3 million when compared with last year’s third quarter. Earnings per share was $0.23 for the three months ended March 31, 2005 and $0.23 for the three months ended March 31, 2004.
Backlog
     The Company’s order backlog on March 31, 2005 was approximately $264.1 million, a slight increase of $0.9 million compared with $263.2 million as of March 31, 2004. Excluding the currency translation impact and the Cinch acquisition, backlog on March 31, 2005 declined by $8.2 million compared to the backlog on March 31, 2004.

     New orders for the third quarter of fiscal 2005 were $608.0 million, comparable with $606.2 million in last year’s third quarter. Excluding the currency translation impact and the Cinch acquisition, orders for the third quarter were down $36.8 million from last year’s third quarter.
Quarterly Period Ended December 31, 2004
     Second Quarter Results
     Revenue was $651.8 million for the three months ended December 31, 2004, an increase of 19 percent over last year’s second quarter of $549.0 million. Revenue for the second quarter included $17.7 million from the Cinch acquisition in Europe that was completed on April 2, 2004. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $16.6 million over the prior year quarter. The Company estimates that the impact of price erosion reduced revenue by approximately $20 million in the second quarter of fiscal 2005, compared to last year’s second quarter. Revenue derived from the sale of new products released by the Company within the last 36 months was $206 million in the second quarter ended December 31, 2004, compared with $140 million in the second quarter of fiscal 2004.
     Customer revenue in the Americas region was $170.9 million, up slightly from last year’s second quarter revenue of $167.5 million. In the Far East South region, customer revenue was $204.2 million, an increase of $51.6 million, or 34 percent, compared with the prior year second quarter. The revenue growth in this region was primarily driven by higher demand in the computer, telecommunications and consumer products markets. Customer revenue in the Far East North region was $133.8 million in the second quarter of fiscal 2005, compared with $131.3 million in the prior year quarter. Foreign currency translation increased revenue by approximately $4.3 million. Excluding the impact of foreign currency translation, revenue was down slightly due to lower demand in the consumer products markets. In Europe, customer revenue was $128.8 million, up $43.4 million, or 51 percent, from last year’s second quarter revenue of $85.4 million. As noted above, the Company’s Cinch acquisition during the fourth quarter of fiscal 2004, added revenue of $17.7 million. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue by approximately $9.6 million.
     Gross profit was $209.3 million for the three months ended December 31, 2004, up $40.2 million, or 24 percent over the prior year quarter. Gross profit margin was 32.1 percent of net revenue, up from 30.8 percent in last year’s second quarter. The improvement in gross profit margin was primarily due to leverage from the higher sales volumes offset by the negative impact of the price erosion mentioned above and higher copper, gold and plastic resin material costs of $8.2 million. The Company’s operating results were also negatively impacted by the increased strength of the Japanese yen relative to the U.S. dollar, as products manufactured by Molex in Japan are sold in the Far East South at selling prices primarily denominated in or closely linked to the U.S. dollar. The Company estimates this effect to be approximately $2.5 million, compared with the prior year second quarter. Also included in the results for the three months ended December 31, 2004 is a favorable adjustment of $1.5 million to reflect the Company’s change in estimate to its inventory allowance.
     Selling, general and administrative expenses were $142.5 million for the three months ended December 31, 2004, as compared with $122.1 million in the prior year quarter. As a percent of net revenue, selling, general and administrative expenses decreased from 22.2 percent in the prior year quarter to 21.9 percent in this year’s second quarter. Research and development expenditures for the second quarter of fiscal 2005 were approximately $34.5 million, an increase of 25.5 percent when compared with the same period last year.
     Total other income was $3.9 million in the second quarter ended December 31, 2004, compared with $8.6 million in the prior year quarter. The prior year quarter included a $10.4 million pretax gain from the sale of stock of an affiliate and an equity gain resulting from the IPO completed by this affiliate. The effective tax rate was 27 percent for the second quarter of fiscal 2005, the same rate as last year’s second quarter.
     Net income for the three months ended December 31, 2004 was $51.6 million, up 28 percent from $40.4 million in last year’s second quarter. Foreign currency translation increased net income by $1.0 million when compared with last year’s second quarter. Earnings per share was $0.27 in the second quarter of fiscal 2005 compared with $0.21 in the prior year quarter.
Quarterly Period Ended September 30, 2004
     Revenue was $640.2 million for the three months ended September 30, 2004, an increase of 29 percent over last year’s first quarter of $496.8 million. Revenue for the first quarter included $18 million from the automotive acquisition in Europe that was completed on April 2, 2004. The strengthening of certain foreign currencies, principally the euro and the yen, compared with the U.S. dollar increased revenue by approximately $19 million over the prior year quarter. The Company estimates that the impact of price erosion reduced revenue by approximately $20 million in the first quarter of fiscal 2005, compared to last year’s first quarter. Revenue derived from the sale of new products released by the company within the last 36 months was $175 million in the first quarter ended September 30, 2004, compared with $126 million in the first quarter of fiscal 2004.

     Customer revenue in the Americas region was $176.6 million, up 17 percent from last year’s first quarter revenue of $151.5 million, due to stronger demand for high-speed products in the industrial market, which more than offset lower demand in automotive. In the Far East South region, customer revenue was $190.3 million, an increase of $47.5 million, or 33 percent, compared with the prior year first quarter. The revenue growth in this region was primarily driven by demand from the consumer products, computer and telecommunications markets, serving both local and multinational customers. Customer revenue in the Far East North region, increased 13 percent to $131.6 million in the first quarter of fiscal 2005, compared with $116.3 million in the prior year quarter. Foreign currency translation contributed $8.8 million to the revenue increase. Demand for new products in the consumer products and telecommunication markets was also strong. In Europe, customer revenue was $128.4 million, up 73 percent from last year’s first quarter revenue of $74.4 million. As noted above, the Company’s automotive acquisition during the fourth quarter of fiscal 2004, added revenue of $18 million. Foreign currency translation, led by the strong euro, also favorably impacted customer revenue by approximately $8 million.
     Gross profit was $220.8 million for the three months ended September 30, 2004, up $62.3 million, or 39 percent over the prior year quarter. Gross profit margin was 34.5 percent of net revenue, up from 31.9 percent in last year’s first quarter. The improvement in gross profit margin was primarily due to leverage from the higher sales volumes, partially offset by the price erosion mentioned earlier.
     Selling, general and administrative expenses were $144.3 million for the first three months of fiscal 2005, as compared with $120.8 million in the prior year quarter. As a percentage of net revenue, selling, general and administrative expenses decreased from 24.3 percent in the prior year quarter to 22.5 percent in this year’s first quarter. Research and development expenditures for the first quarter of fiscal 2005 were $33.4 million, an increase of 24 percent when compared with the same period last year.
     Total other income was $2.2 million in the first quarter ended September 30, 2004, compared with $3.4 million in the prior year quarter. The effective tax rate was 27.7 percent for the first quarter of fiscal 2005, compared to 28.8 percent for last year’s first quarter.
     Net income for the three months ended September 30, 2004 was $56.6 million, up 94 percent from $29.2 million in last year’s first quarter. Foreign currency translation increased net income by $2.0 million. Earnings per share was $0.30 in the first quarter of fiscal 2005 compared with $0.15 in the prior year quarter.
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
Cash Flows
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2006	2005	2004
Cash provided from operating activities	$443,856	$430,835	$292,031
Cash used for investing activities	(240,779)	(286,232)	(158,358)
Cash used for financing activities	(189,814)	(75,689)	(86,108)
Effect of exchange rate changes on cash	9,796	6,411	7,890

Net increase in cash	$23,059	$75,325	$55,455

Operating Activities
     Cash provided from operating activities increased by $13.0 million for fiscal 2006 from fiscal 2005 primarily due to higher net income as adjusted for non-cash items in fiscal 2006 offset by an increase in working capital. The working capital increase was primarily due to the revenue growth for fiscal 2006 as compared with the prior year and reflects severance payments approximating $17.8 million in connection with the restructuring costs recorded in fiscal 2005. Working capital is defined as current assets minus current liabilities.
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

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$24,061	$10,847	$6,562	$2,802	$3,850
Capital lease obligations	4,306	2,555	1,661	73	17
Other long-term liabilities	13,117	533	2,108	2,238	8,238
Debt obligations	8,061	968	2,193	4,732	168

Total (1)	$49,545	$14,903	$12,524	$9,845	$12,273

(1)	Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below.
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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
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

Item 8. Financial Statements and Supplementary Data
Molex Incorporated
Index to Consolidated Financial Statements

Molex Incorporated
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2006	2005
	As	As
	Restated (1)	Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$332,815	$309,756
Marketable securities	152,728	187,835
Accounts receivable, less allowances of $26,513 in 2006 and $20,293 in 2005	660,665	539,533
Inventories	347,312	290,100
Deferred income taxes	19,054	16,518
Prepaid expenses	35,659	30,321

Total current assets	1,548,233	1,374,063
Property, plant and equipment, net	1,025,852	984,237
Goodwill	149,458	143,872
Non-current deferred income taxes	130,471	129,477
Other assets	120,406	98,513

Total assets	$2,974,420	$2,730,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term loans and current portions of long-term debt and capital leases	$3,312	$5,771
Accounts payable	305,876	252,370
Accrued expenses:
Salaries, commissions and bonuses	92,730	73,652
Other	96,660	85,407
Income taxes payable	96,234	52,304

Total current liabilities	594,812	469,504
Other non-current liabilities	12,987	10,788
Accrued pension and other postretirement benefits	75,055	67,063
Long-term debt and obligations under capital leases	8,815	9,975
Minority interest in subsidiaries	882	2,078

Total liabilities	692,551	559,408

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 111,297 shares issued at 2006 and 110,814 shares issued at 2005	5,565	5,541
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 106,598 shares issued at 2006 and 104,998 shares issued at 2005	5,330	5,250
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at 2006 and 2005	5	5
Paid-in capital	442,586	425,259
Retained earnings	2,464,889	2,270,677
Treasury stock (Common Stock, 11,887 shares at 2006 and 10,322 shares at 2005; Class A Common Stock, 22,497 shares at 2006 and 17,727 shares at 2005), at cost	(743,219)	(568,917)
Deferred unearned compensation	—	(38,357)
Accumulated other comprehensive income	106,713	71,296

Total stockholders’ equity	2,281,869	2,170,754

Total liabilities and stockholders’ equity	$2,974,420	$2,730,162

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended June 30,
	2006	2005	2004
	As	As	As
	Restated (1)	Restated (1)	Restated (1)
Net revenue	$2,861,289	$2,554,458	$2,249,018
Cost of sales	1,918,659	1,721,796	1,516,186

Gross profit	942,630	832,662	732,832

Selling, general and administrative	606,532	576,354	519,370
Restructuring costs	26,354	27,875	—
Goodwill and other asset impairments	—	25,169	—

Total operating expenses	632,886	629,398	519,370

Income from operations	309,744	203,264	213,462

Gain (loss) on investments	(1,245)	2,916	5,406
Equity income	9,545	10,562	9,512
Interest income, net	9,929	6,449	3,748

Total other income, net	18,229	19,927	18,666

Income before income taxes	327,973	223,191	232,128

Income taxes	91,793	73,085	63,661
Minority interest	89	(10)	371

Net income	$236,091	$150,116	$168,096

Earnings per share:
Basic	$1.27	$0.80	$0.88
Diluted	$1.26	$0.79	$0.87

Average common shares outstanding:
Basic	185,521	188,646	190,207
Diluted	187,416	190,572	192,186

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended June 30,
	2006	2005	2004
	As	As	As
	Restated (1)	Restated (1)	Restated (1)
Cash and cash equivalents, beginning of year	$309,756	$234,431	$178,976

Operating activities:
Net income	236,091	150,116	168,096
Add (deduct) non-cash items included in net income:
Depreciation and amortization	214,657	231,364	227,838
Asset write-downs included in restructuring costs	2,870	12,150	—
Loss (gain) on investments	1,245	(2,916)	(5,406)
Goodwill and other asset impairments	—	25,169	—
Deferred income taxes	(8,501)	7,691	(10,236)
(Gain) loss on sale of property, plant and equipment	(701)	11,811	3,983
Share-based compensation	30,548	18,420	18,304
Other non-cash items	(777)	5,757	1,122
Changes in assets and liabilities, excluding effects of foreign currency adjustments and acquisition:
Accounts receivable	(107,210)	(3,575)	(95,587)
Inventories	(47,014)	(24,739)	(67,572)
Accounts payable	43,875	16,400	40,555
Other current assets and liabilities	58,857	(3,287)	12,253
Other assets and liabilities	19,916	(13,526)	(1,319)

Cash provided from operating activities	443,856	430,835	292,031

Investing activities:
Capital expenditures	(276,783)	(230,895)	(189,724)
Proceeds from sales or maturities of marketable securities	1,351,165	3,460,220	4,962,242
Purchases of marketable securities	(1,313,829)	(3,543,679)	(4,895,230)
Other investing activities	(1,332)	28,122	(35,646)

Cash used for investing activities	(240,779)	(286,232)	(158,358)

Financing activities:
Net decrease in short-term loans	(2,107)	—	(656)
Net decrease in long-term debt and capital leases	(3,693)	(4,177)	(8,215)
Cash dividends paid	(34,843)	(25,965)	(19,042)
Exercise of stock options	15,783	12,038	9,972
Excess tax benefits from share-based compensation	369	—	—
Purchase of treasury stock	(165,323)	(58,217)	(70,215)
Reissuance of treasury stock	—	632	2,048

Cash used for financing activities	(189,814)	(75,689)	(86,108)

Effect of exchange rate changes on cash	9,796	6,411	7,890

Net increase in cash and cash equivalents	23,059	75,325	55,455

Cash and cash equivalents, end of year	$332,815	$309,756	$234,431

Supplemental cash flow information:
Interest paid	$928	$921	$842
Income taxes paid	$70,092	$81,377	$82,508

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Years Ended June 30,
	2006	2005	2004
	As	As	As
	Restated (1)	Restated (1)	Restated (1)
Common stock	$10,900	$10,796	$10,734

Paid-in capital:
Beginning balance, as previously reported			$341,530
Adjustment to opening stockholders’ equity			25,682

Beginning balance, as restated	$425,259	$395,873	$367,212
Reclassification from deferred unearned compensation	(38,357)	—	—
Stock-based compensation	30,548	—	—
Stock options granted	—	11,554	14,356
Stock options forfeited	—	(1,389)	(2,022)
Exercise of stock options	23,958	13,661	12,057
Issuance of stock awards	—	4,597	3,951
Treasury stock	—	79	747
Other	1,178	884	(428)

Ending balance	$442,586	$425,259	$395,873

Retained earnings:
Beginning balance, as previously reported			$2,003,440
Adjustment to opening stockholders’ equity			(3,977)

Beginning balance, restated	$2,270,677	$2,148,537	$1,999,463
Net income	236,091	150,116	168,096
Dividends	(41,613)	(27,964)	(19,042)
Other	(266)	(12)	20

Ending balance	$2,464,889	$2,270,677	$2,148,537

Treasury stock:
Beginning balance	$(568,917)	$(509,161)	$(437,234)
Purchase of treasury stock	(165,323)	(58,217)	(70,215)
Reissuance of treasury stock	—	553	1,301
Exercise of stock options	(8,736)	(1,685)	(2,672)
Other	(243)	(407)	(341)

Ending balance	$(743,219)	$(568,917)	$(509,161)

Deferred unearned compensation:
Beginning balance, as previously reported			$(32,094)
Adjustment to opening stockholders’ equity			(12,606)

Beginning balance, restated	$(38,357)	$(42,134)	$(44,700)
Reclassification to paid-in capital	38,357	—	—
Stock options granted	—	(11,554)	(14,356)
Stock options forfeited	—	1,508	2,034
Issuance of stock awards	—	(4,597)	(3,416)
Compensation expense	—	18,420	18,304

Ending balance	$—	$(38,357)	$(42,134)

Accumulated other comprehensive income, net of tax:
Beginning balance	$71,296	$66,573	$10,246
Translation adjustments	34,934	4,678	51,544
Minimum pension liability	—	—	4,503
Unrealized investment gain, net of tax	483	45	280

Ending balance	$106,713	$71,296	$66,573

Total stockholders’ equity	$2,281,869	$2,170,754	$2,070,422

	Years Ended June 30,
	2006	2005	2004
	As	As	As
	Restated (1)	Restated (1)	Restated (1)
Comprehensive income, net of tax:
Net income	$236,091	$150,116	$168,096
Translation adjustments	34,934	4,678	51,544
Minimum pension liability	—	—	4,503
Unrealized investment gain, net of tax	483	45	280

Total comprehensive income, net of tax	$271,508	$154,839	$224,423

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
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
     The estimated useful lives are as follows:

Buildings	25-40 years
Machinery and equipment	3-10 years
Molds and dies	2-4 years
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
     As a result of adopting SFAS No. 123(R) on July 1, 2005, share-based compensation cost recognized in selling, general and administrative expense lowered income before income taxes and net income for fiscal 2006 by $13.3 million and $8.6 million, respectively, and lowered basic and diluted earnings per share by $0.05, compared with results if we had continued to account for share-based compensation under APB No. 25. Additionally, as a result of adopting SFAS No. 123(R), deferred unearned compensation of $38.4 million was reclassified to paid-in capital on July 1, 2005.
     The following table illustrates the effect on net income and earnings per share for fiscal 2005 and 2004, had we applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	2005	2004
	As	As
	Restated (1)	Restated (1)
Net income as reported	$150,116	$168,096
Add: Stock-based compensation included in reported net income, net of related tax effects	13,038	13,254
Deduct: Stock-based compensation determined under fair value method, net of related tax effects	(23,077)	(23,629)

Pro forma net income	$140,077	$157,721
Earnings per share:
Basic	$0.80	$0.88
Diluted	$0.79	$0.87
Pro forma earnings per share:
Basic	$0.74	$0.83
Diluted	$0.74	$0.82

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”
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

Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to conform to the 2006 classifications. For fiscal 2005 and 2004, certain cash flow statement line items were combined. In the investing activities section, previously reported line item Proceeds from sale of property, plant and equipment was added to line item Other investing activities. In the financing activities section, previously reported line item Principal payments on capital leases was combined with Net decrease in long-term debt and renamed Net decrease in long-term debt and capital leases.
3. Restatement of Consolidated Financial Statements
     The consolidated financial statements and the related disclosures for the fiscal years ended 2006, 2005 and 2004 and for each of the quarters in fiscal years 2006 and 2005 have been restated as described below.
     We are restating our consolidated financial statements to reflect evolving understanding of the views of the staff of the Commission relating to the qualitative aspects of past stock option misdating. In an August 2, 2006 press release (the Press Release), we announced that, following the widespread publicity regarding the granting of stock options, we undertook in the fourth fiscal quarter of 2006 a voluntary internal review of our past practices related to grants of stock options. As a result of our preliminary review, our Board of Directors (the Board) formed a Special Committee of independent directors in June 2006 to commence an investigation of our stock option granting practices for the period 1995 through 2006. The Special Committee retained independent legal counsel to aid in the investigation. The Special Committee and its independent counsel, assisted by forensic accountants, reviewed the facts and circumstances surrounding annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current directors, officers and employees.
     In the August Press Release we announced that both we and the Special Committee concluded that the dates of stock option and restricted stock grants to executive officers and other employees in a number of instances differed from the dates such grants were approved by the appropriate Board committee such that the price on the approval date was higher than the price on the stated grant date. The Special Committee concluded that no stock options granted to outside directors were misdated. The Special Committee concluded that our former General Counsel was responsible for the misdating and found that he failed to ensure compliance with the terms of our stock option plans and the required granting actions by preparing minutes that did not accurately reflect the deliberations and actions of the relevant Board committee, failing to document approvals of certain grants, and selecting grant dates to provide a favorable grant price to executive officers and employees. The General Counsel was removed from his position by the Board immediately following the completion of the Special Committee’s independent investigation and has recently retired as a result of other related events.
     We provided in the August Press Release the aggregate unrecorded non-cash expense relating to misdated executive officer grants. We also stated that for grants to other employees (non-executive officers) we and the Special Committee concluded that it was impracticable to determine the actual measurement dates of the grants, but that even if all such dates were determinable there would not be a material understatement of expense. The analysis of the grants to employees relied on in this determination included a range of potential measurement dates determined by reviewing the dates on documentation such as final spreadsheets listing the employees and the number of shares to be granted to such employees, e-mails, and other correspondence.
     We announced in the August Press Release that our current executive officers agreed to repay their portion of the $685,000 in total gains realized by them as a result of the misdating and also agreed to increase the exercise prices of their unexercised options so that there would be no future gain due to misdating of grants, all of which has occurred. We also announced that we had voluntarily disclosed the misdated grants to the Commission. The facts and circumstances surrounding this issue continue to be the subject of inquiries by the Enforcement Division of the Commission and the United States Attorney’s Office for the Northern District of Illinois. We continue to cooperate in both inquiries.
     Following our August Press Release, the Commission’s Office of the Chief Accountant issued a letter on September 19, 2006 providing guidance regarding the proper accounting for various historical stock option granting practices. In light of this guidance, we undertook an effort to determine or estimate appropriate measurement dates of the misdated stock options granted to employees, other than executive officers, in order to calculate an understatement of expense relating to such options, rather than relying on a range of potential measurement dates for determining the understatement of expense. The effect of recognizing additional share-based compensation expense resulting from the investigation of past stock grants to executive officers and employees is included below.
     We are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash share-based compensation expense for grants that were misdated;

•	Other adjustments unrelated to share-based compensation pertaining to fiscal years prior to 2005 that, as previously disclosed, were not recorded in the originally filed financial statements due to their immateriality but which were corrected in fiscal year 2005; and

•	Related tax effects for all items.
     The consolidated financial statements and related financial information contained in previously filed reports should no longer be relied upon.
Share-Based Compensation
     The effect of recognizing additional share-based compensation expense resulting from the misdated grants is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
1995	$47	$33
1996	119	82
1997	258	178
1998	418	288
1999	836	577
2000	1,986	1,370
2001	2,926	2,019
2002	3,920	2,705
2003	4,931	3,402

Total 1995 – 2003 effect	15,441	10,654

2004	4,456	3,075
2005	3,507	2,420
2006	1,330	918

Total 2004 – 2006 effect	9,293	6,413

Total effect	$24,734	$17,067

Other Adjustments
     In addition, as disclosed in the Form 10-K for the fiscal year ended June 30, 2005, we corrected certain other errors during the fiscal year ended June 30, 2005, which were immaterial to the fiscal 2005 and prior years’ financial statements. In connection with the filing of this Form 10-K/A, we are also correcting these errors in the respective fiscal years. A description of these errors is as follows:
Quarter ended September 30, 2004
     As previously reported, included in the first fiscal quarter of 2005 was a charge of $9.1 million ($5.9 million after-tax) for the cumulative effect of an error in prior years. This error related to the inadvertent omission of in-transit intercompany inventory in our calculation of profit-in-inventory elimination. We recorded this profit-in-inventory adjustment as a reduction to inventories and a charge to cost of sales.
     Also included in the first fiscal quarter of 2005 results was a charge of $4.8 million ($3.1 million after-tax) for the cumulative effect of an error in prior years related to our vacation accrual calculation. Also included was a charge for the correction of an error of the prior year bonus accrual of $0.5 million ($0.3 million after-tax).
     In addition, included in the results of the first fiscal quarter of 2005 were (1) the correction of an error related to a prior year inventory allowance of $1.1 million ($0.7 million after-tax), (2) the correction of an error of a prior year insurance accrual of $2.7 million ($1.8 million after-tax), and (3) the cumulative effect of an error related to prior years’ receivable allowance of $3.2 million ($2.1 million after-tax). These three items had a positive impact on income.

Quarter ended March 31, 2005
     As previously reported, in the third fiscal quarter of 2005, gross profit was reduced by $2.0 million ($1.3 million after-tax) to correct the timing of revenue recognition for certain customers where title passes on receipt of product.
     Also included in the third fiscal quarter of 2005 results was an adjustment to deferred income taxes for state taxes, which reduced 2005 income tax expense by $2.6 million.
Quarter ended June 30, 2005
     As previously reported, included in the fourth fiscal quarter of 2005 results were charges of $2.2 million ($1.4 million after-tax) to correct errors of prior years’ pension expense outside the United States.
     Included in the fourth fiscal quarter of 2005 results were corrections of various prior years’ accruals and prepaid expenses, which increased 2005 pre-tax income by $1.6 million ($1.0 million after-tax).
     Also included in the fourth fiscal quarter of 2005 results was a correction of a 2004 depreciation adjustment, which increased 2005 pre-tax income by $0.6 million ($0.4 million after-tax).
     In addition, included in the fourth fiscal quarter of 2005 results was a correction of prior years’ equity income, which reduced pre-tax income by $0.4 million ($0.3 million after tax).
     Also included in the fourth fiscal quarter of 2005 results were corrections of prior years’ accruals for potential income tax exposures and other income tax adjustments that reduced 2005 income tax expense by $5.7 million.
Year ended June 30, 2005
     As previously reported, the aggregate effect of the corrections of the above prior period errors recorded in fiscal 2005 reduced fiscal 2005 gross profit by $8.0 million and increased selling, general and administrative expenses by $1.4 million, and reduced equity income by $0.4 million, all resulting in a reduction in pre-tax income of $9.8 million. Income tax expense was reduced by $11.7 million and net income was increased by $1.9 million ($0.01 per share). Of those cumulative amounts, pre-tax and net income for fiscal 2004 should have been reduced by $3.3 million and $4.8 million ($0.02 per share) respectively; pre-tax income and net income for years prior to 2004 should have been reduced by $6.5 million and increased by $6.7 million, respectively.
     The following table summarizes the adjustments to income, reflecting in the proper fiscal years the corrections previously made in fiscal 2005 (in thousands):

	Increase (decrease) income
			Prior to
Pre-tax:	2005	2004	2004

Overstatement of profit in inventory	$9,100	$(3,200)	$(5,900)
Overstatement of inventory reserve — software logic	(1,142)	—	1,142
Overstatement of accrued insurance	(2,700)	—	2,700
Understatement of accrued vacation	4,824	(604)	(4,220)
Overstatement of reserve for doubtful accounts	(3,169)	(625)	3,794
Understatement of bonus accrual	500	(500)	—
Overstatement of gross margin -FOB destination	2,013	816	(2,829)
Understatement of accrued pension	2,210	(693)	(1,517)
Adjustment to properly record equity investment	386	(43)	(343)
Depreciation	(642)	642	—
Other	(1,569)	899	670

Total pre-tax	$9,811	$(3,308)	$(6,503)

Tax effect of items above	(3,434)	1,158	2,276
Income taxes adjustments	(8,275)	(2,629)	10,904

Net income	$(1,898)	$(4,779)	$6,677

Change in Accounting Principle
     During the quarter ended September 30, 2006, we made a change in accounting principle to classify shipping and handling costs associated with the distribution of finished products to our customers as cost of sales (previously recorded in selling, general and administrative expense). We made the change in principle because we believe the classification of these shipping and handling costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. In accordance with generally accepted accounting principles, prior period financial statements are restated to reflect the retroactive application of this change. The effects were as follows (in thousands):

	Increase (decrease)
		Selling,
	Cost	General &
	of sales	Administrative
Fiscal year ended June 30,
2006	$56,182	$(56,182)
2005	48,644	(48,644)
2004	42,333	(42,333)

Three months ended
June 30, 2006	15,916	(15,916)
March 31, 2006	13,737	(13,737)
December 31, 2005	14,162	(14,162)
September 30, 2005	12,367	(12,367)

Three months ended
June 30, 2005	12,594	(12,594)
March 31, 2005	11,998	(11,998)
December 31, 2004	12,220	(12,220)
September 30, 2004	11,832	(11,832)

Summary
     The following table sets forth the impact of the above adjustments, including the change in accounting principle and the related tax effects of all adjustments for the fiscal years 2004 to 2006. The increase (decrease) in net income for each type of adjustment is as follows (in thousands):

	Net	Non-cash
	Income as	Stock	Other		Other		Net
	Previously	Compensation	Pre-tax	Tax	Tax	Total	Income as
Year ended June 30,	Reported	Expense	Adjustments	Effect	Adjustments	Adjustments	Restated

2004	$175,950	$(4,456)	$(3,308)	$2,539	$(2,629)	$(7,854)	$168,096
2005	154,434	(3,507)	9,811	(2,347)	(8,275)	(4,318)	150,116
2006	237,009	(1,330)	—	412	—	(918)	236,091
     The restatement for the other adjustments did not have a cumulative effect on stockholders’ equity as of June 30, 2006 or 2005 because the errors were corrected during fiscal 2005. The cumulative effect on stockholders’ equity as of June 30, 2006 resulting from the restatement of share-based compensation is as follows (in thousands):

Increase (decrease) in retained earnings:
Non-cash compensation expense related to stock option grants	$(24,734)
Related income tax benefit	7,667

Net reduction in retained earnings	(17,067)
Increase (decrease) in paid in capital:
Increase related to non-cash compensation expense	24,734
Reduction related to tax effects previously credited to additional paid-in capital	(6,488)

Net increase in paid in capital	18,246

Net effect on stockholders’ equity	$1,179

     The following table sets forth the impact of the above adjustments and the related tax effects on our historical Consolidated Statements of Income for each of the three years ended June 30, 2006 (in thousands, except per share data):

	Year ended June 30, 2006			Year ended June 30, 2005			Year ended June 30, 2004
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$2,861,289	$—	$2,861,289	$2,548,652	$5,806	$2,554,458	$2,246,715	$2,303	$2,249,018
Cost of sales	1,862,477	56,182	1,918,659	1,675,308	46,488	1,721,796	1,469,969	46,217	1,516,186

Gross profit	998,812	(56,182)	942,630	873,344	(40,682)	832,662	776,746	(43,914)	732,832

Selling, general and administrative	661,384	(54,852)	606,532	622,954	(46,600)	576,354	555,563	(36,193)	519,370
Restructuring costs	26,354	—	26,354	27,875	—	27,875	—	—	—
Goodwill and other asset impairments	—	—	—	25,169	—	25,169	—	—	—

Total operating expenses	687,738	(54,852)	632,886	675,998	(46,600)	629,398	555,563	(36,193)	519,370

Income from operations	311,074	(1,330)	309,744	197,346	5,918	203,264	221,183	(7,721)	213,462

Gain (loss) on investments	(1,245)	—	(1,245)	2,916	—	2,916	5,406	—	5,406
Equity income	9,545	—	9,545	10,176	386	10,562	9,555	(43)	9,512
Interest income, net	9,929	—	9,929	6,449	—	6,449	3,748	—	3,748

Total other income, net	18,229	—	18,229	19,541	386	19,927	18,709	(43)	18,666

Income before income taxes	329,303	(1,330)	327,973	216,887	6,304	223,191	239,892	(7,764)	232,128

Income taxes	92,205	(412)	91,793	62,463	10,622	73,085	63,571	90	63,661
Minority interest	89	—	89	(10)	—	(10)	371	—	371

Net income	$237,009	$(918)	$236,091	$154,434	$(4,318)	$150,116	$175,950	$(7,854)	$168,096

Earnings per share:
Basic	$1.28	$(0.01)	$1.27	$0.82	$(0.02)	$0.80	$0.93	$(0.05)	$0.88
Diluted	1.26	—	1.26	0.81	(0.02)	0.79	0.92	(0.05)	0.87

Average common shares outstanding:
Basic	185,521		185,521	188,646		188,646	190,207		190,207
Diluted	187,416		187,416	190,572		190,572	192,186		192,186

     The following table sets forth the impact of the above adjustments and the related tax effects on our historical Consolidated Balance Sheets as of each of the two years ended June 30, 2006 (in thousands):

	June 30, 2006			June 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$332,815	$—	$332,815	$309,756	$—	$309,756
Marketable securities	152,728	—	152,728	187,835	—	187,835
Accounts receivable	660,665	—	660,665	539,533	—	539,533
Inventories	347,312	—	347,312	290,100	—	290,100
Deferred income taxes	19,054	—	19,054	16,518	—	16,518
Prepaid expenses	35,659	—	35,659	30,321	—	30,321

Total current assets	1,548,233	—	1,548,233	1,374,063	—	1,374,063
Property, plant and equipment, net	1,025,852	—	1,025,852	984,237	—	984,237
Goodwill	149,458	—	149,458	143,872	—	143,872
Non-current deferred income taxes	129,292	1,179	130,471	126,987	2,490	129,477
Prepaid expenses	120,406	—	120,406	98,513	—	98,513

Total assets	$2,973,241	$1,179	$2,974,420	$2,727,672	$2,490	$2,730,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans and current portions of long-term debt and capital leases	$3,312	$—	$3,312	$5,771	$—	$5,771
Accounts payable	305,876	—	305,876	252,370	—	252,370
Accrued expenses:
Salaries, commissions and bonuses	92,730	—	92,730	73,652	—	73,652
Other	96,660	—	96,660	85,407	—	85,407
Income taxes payable	96,234	—	96,234	52,304	—	52,304

Total current liabilities	594,812	—	594,812	469,504	—	469,504
Other non-current liabilities	12,987	—	12,987	10,788	—	10,788
Accrued pension and other postretirement benefits	75,055	—	75,055	67,063	—	67,063
Long-term debt and capital leases	8,815	—	8,815	9,975	—	9,975
Minority interest in subsidiaries	882	—	882	2,078	—	2,078

Total liabilities	692,551	—	692,551	559,408	—	559,408

Commitments and contingencies	—	—	—	—	—	—

Stockholders’ equity:
Common stock	10,900	—	10,900	10,796	—	10,796
Paid-in capital	424,340	18,246	442,586	400,173	25,086	425,259
Retained earnings	2,481,956	(17,067)	2,464,889	2,286,826	(16,149)	2,270,677
Treasury stock	(743,219)	—	(743,219)	(568,917)	—	(568,917)
Deferred unearned compensation	—	—	—	(31,910)	(6,447)	(38,357)
Accumulated other comprehensive income	106,713	—	106,713	71,296	—	71,296

Total stockholders’ equity	2,280,690	1,179	2,281,869	2,168,264	2,490	2,170,754

Total liabilities and stockholders’ equity	$2,973,241	$1,179	$2,974,420	$2,727,672	$2,490	$2,730,162

     The restatement impacted cash flows from operating and financing activities as reported for the year ended June 30, 2006 but did not impact cash flows from operating, investing and financing activities as reported for the years ended June 30, 2005 and 2004. The following table shows the effect of the restatement on the components of our previously reported cash flow from operating activities (in thousands):

	Year ended June 30, 2006			Year ended June 30, 2005			Year ended June 30, 2004
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net income	$237,009	$(918)	$236,091	$154,434	$(4,318)	$150,116	$175,950	$(7,854)	$168,096
Add (deduct) non-cash items included in net income:
Depreciation and amortization	214,657	—	214,657	230,722	642	231,364	228,480	(642)	227,838
Asset write-downs included in restructuring costs	2,870	—	2,870	12,150	—	12,150		—
Loss (gain) on investments	1,245	—	1,245	(2,916)	—	(2,916)	(5,406)	—	(5,406)
Goodwill and other asset impairments	—	—	—	25,169	—	25,169	—	—	—
Deferred income taxes	(8,089)	(412)	(8,501)	2,737	4,954	7,691	(7,698)	(2,538)	(10,236)
(Gain) loss on sale of property, plant and equipment	(701)	—	(701)	11,811	—	11,811	3,983	—	3,983
Share-based compensation	29,218	1,330	30,548	14,913	3,507	18,420	13,848	4,456	18,304
Other non-cash items	(1,552)	775	(777)	8,353	(2,596)	5,757	387	735	1,122
Changes in working capital:
Accounts receivable	(107,210)	—	(107,210)	(938)	(2,637)	(3,575)	(93,909)	(1,678)	(95,587)
Inventories	(47,014)	—	(47,014)	(20,301)	(4,438)	(24,739)	(72,159)	4,587	(67,572)
Accounts payable	43,875	—	43,875	15,567	833	16,400	40,555	—	40,555
Other current assets and liabilities	58,857	—	58,857	(7,340)	4,053	(3,287)	9,319	2,934	12,253
Other assets and liabilities	19,916	—	19,916	(13,526)	—	(13,526)	(1,319)	—	(1,319)

Cash provided from operating activities	$443,081	$775	$443,856	$430,835	$—	$430,835	$292,031	$—	$292,031

     The following table shows the effect of the restatement on financing activities as reported for the year ended June 30, 2006 (in thousands):

	Quarter ended June 30, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
Net decrease in short-term loans	$(2,107)	$—	$(2,107)
Net decrease in long-term debt and capital leases	(3,693)	—	(3,693)
Cash dividends paid	(34,843)	—	(34,843)
Exercise of stock options	15,783	—	15,783
Excess tax benefits from share-based compensation	1,144	(775)	369
Purchase of treasury stock	(165,323)	—	(165,323)
Reissuance of treasury stock	—	—	—

Cash provided by financing Activities	$(189,039)	$(775)	$(189,814)

     As a result of the restatements, we adjusted the opening balance of stockholders’ equity for the year ended June 30, 2004 to reflect the cumulative effect of errors made prior to that year. The cumulative adjustments of each component of stockholders’ equity at the end of each fiscal year follows (in thousands):

				Net Impact
			Deferred	to
	Paid-in	Retained	Unearned	Stockholders’
Fiscal year ended June 30,	Capital	Earnings	Compensation	Equity
Pre-tax share-based compensation	$28,047	$(15,441)	$(12,606)	$—
Related tax effect	(2,365)	4,787	—	2,422
Errors previously adjusted in fiscal 2005	—	6,677	—	6,677

Opening balances for the year ended June 30, 2004	$25,682	$(3,977)	$(12,606)	$9,099
2004	26,213	(11,831)	(9,954)	4,428
2005	25,086	(16,149)	(6,447)	2,490
2006	18,246	(17,067)	—	1,179
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

	2006	2005	2004
	As	As	As
	Restated(1)	Restated(1)	Restated(1)
Net income	$236,091	$150,116	$168,096

Basic average common shares outstanding	185,521	188,646	190,207
Effect of dilutive stock options	1,895	1,926	1,979

Diluted average common shares outstanding	187,416	190,572	192,186

Earnings per share:
Basic	$1.27	$0.80	$0.88
Diluted	$1.26	$0.79	$0.87

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”
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

	Severance	Asset
	Costs	Write-downs	Total
Americas Region	$12,436	$498	$12,934
European Region	6,867	1,460	8,327
Corporate and other	4,181	912	5,093

Total	$23,484	$2,870	$26,354

     The following table summarizes the pre-tax impact in fiscal 2005 of the restructuring program described above (in thousands):

	Severance	Asset
	Costs	Write-downs	Total
Americas Region	$9,141	$4,945	$14,086
European Region	3,636	7,205	10,841
Corporate and other	2,948	—	2,948

Total	$15,725	$12,150	$27,875

     Changes in the accrued severance balance are summarized as follows (in thousands):

2005 Plan
Balance at June 30, 2004	$—
Charges to expense	15,725
Cash payments	(3,788)
Non-cash related costs	(1,652)

Balance at June 30, 2005	10,285
Charges to expense	23,484
Cash payments	(17,828)

Balance at June 30, 2006	$15,941

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
7. Inventories
     Inventories, less allowances of $33.9 million at June 30, 2006 and $34.2 million at June 30, 2005, consisted of the following (in thousands):

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

     Depreciation expense for property, plant and equipment was $212.1 million, $227.7 million and $224.6 million in fiscal 2006, 2005 and 2004, respectively.
9. Goodwill
     At June 30, changes to goodwill were as follows (in thousands):

	2006	2005	2004
Beginning balance	$143,872	$164,915	$160,732
Impairments	—	(22,876)	—
Additions	5,591	1,800	4,166
Other adjustments	(5)	33	17

Ending balance	$149,458	$143,872	$164,915

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
     In fiscal 2004 we recorded a pre-tax charge of $5.0 million ($3.8 million after-tax) to exit other investments in start-up technologies.
11. Income Taxes
     Income before income taxes for the years ended June 30, is summarized as follows (in thousands):

	2006	2005	2004
United States	$57,177	$22,507	$76,497
International	270,796	200,684	155,631

Income before income taxes	$327,973	$223,191	$232,128

     The components of income tax expense (benefit) for the years ended June 30, were as follows (in thousands):

	2006	2005	2004
Current:
U.S. Federal	$8,204	$2,583	$4,804
State	1,649	(146)	3,063
International	90,441	62,957	66,030

Total currently payable	$100,294	$65,394	$73,897

Deferred:
U.S. Federal	$296	$925	$(4,573)
State	(289)	(187)	—
International	(8,508)	6,953	(5,663)

Total deferred	(8,501)	7,691	(10,236)

Total income tax expense	$91,793	$73,085	$63,661

     Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2006	2005	2004
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(2.6)	(3.5)	(4.4)
Repatriation of foreign earnings	(4.3)	(4.0)	(4.7)
Tax examinations and settlements	(0.9)	(1.1)	(2.7)
Goodwill impairment	—	3.6	—
Valuation allowance	1.6	3.1	3.1
Investments	(0.8)	—	—
State income taxes, net of Federal tax benefit	0.4	(0.1)	1.3
Foreign tax rates greater (less) than U.S. Federal rate (net)	(0.8)	(1.2)	(1.6)
Other	0.4	0.9	1.4

Effective tax rate	28.0%	32.7%	27.4%

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
     The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Pension and other postretirement liabilities	$30,821	$25,408
Stock option and other benefits	20,806	20,109
Capitalized research and development	23,740	27,696
Foreign tax credits	31,741	26,538
Net operating losses	33,975	30,374
Depreciation and amortization	13,527	14,495
Inventory	11,349	11,013
Minimum tax credit	15,475	16,806
Allowance for doubtful accounts	4,722	3,873
Other, net	15,751	14,777

Total deferred tax assets before valuation allowance	201,907	191,089
Valuation allowance	(33,920)	(28,700)

Total deferred tax assets	167,987	162,389
Deferred tax liabilities:
Investments	(18,462)	(16,394)

Total net deferred tax assets	$149,525	$145,995

     The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2006	2005
Net deferred taxes:
Current asset	$19,054	$16,518
Non-current asset	130,471	129,477

Total	$149,525	$145,995

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

Pension Expense
     The components of pension expense for our plans consist of the following for the years ended June 30 (in thousands):

	2006		2005		2004
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans
Service cost	$3,239	$5,946	$2,805	$5,329	$2,325	$5,007
Interest cost	2,291	3,100	2,080	2,953	1,828	2,085
Expected return on plan assets	(3,070)	(2,098)	(2,892)	(2,097)	(2,225)	(1,727)
Amortization of prior service cost	110	—	204	71	204	—
Amortization of unrecognized transition obligation	—	40	—	4	—	59
Recognized actuarial losses	716	741	399	529	375	1,170
Other items	4	(45)	—	285	—	1,422

Pension expense	$3,290	$7,684	$2,596	$7,074	$2,507	$8,016

Benefit Obligations and Plan Assets
     The following provides a reconciliation of the PBO, plan assets and funded status of our pension plans as of June 30 (in thousands):

	2006		2005
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans
Change in PBO:
PBO at beginning of year	$43,840	$92,186	$36,541	$77,492
Service cost	3,239	5,946	2,805	5,329
Interest cost	2,291	3,100	2,080	2,953
Participant contributions	—	257	—	302
Effect of curtailment/settlement	(2,789)	(45)	—	—
Benefits paid	(516)	(2,762)	(873)	(2,625)
Liability (gains) losses	(6,297)	(5,700)	3,287	5,023
New plans	—	—	—	4,487
Changes in foreign currency	—	1,606	—	(775)

PBO at end of year	$39,768	$94,588	$43,840	$92,186

Change in plan assets:
Fair value of plan assets at beginning of year	$38,353	$35,428	$34,399	$30,107
Actual return on plan assets	6,017	4,143	1,827	4,738
Employer contributions	—	3,619	3,000	2,503
Participant contributions	—	257	—	302
Effect of settlement	(1,938)	—	—	—
Benefits paid	(516)	(2,762)	(873)	(2,030)
Changes in foreign currency	—	2,293	—	(192)

Fair value of plan assets at end of year	$41,916	$42,978	$38,353	$35,428

Funded (unfunded) status	$2,147	$(51,610)	$(5,487)	$(56,758)
Unrecognized net transition liability	—	293	—	339
Unrecognized net actuarial loss	1,068	11,886	11,878	20,301
Unrecognized prior service cost	29	—	143	—

Net amount recognized	$3,244	$(39,431)	$6,534	$(36,118)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$3,244	$6,230	$6,534	$6,316
Accrued benefit liability	—	(45,661)	—	(42,434)

Net amount recognized	$3,244	$(39,431)	$6,534	$(36,118)

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

	2006		2005
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans
Asset allocation:
Equity	65%	71%	63%	68%
Bonds	30%	20%	31%	27%
Real estate and other	5%	9%	6%	5%
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
     The health care cost trend rate assumption has a significant effect on the amount of the APBO and retiree health care benefit expense. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	2006	2005	2004
Effect on total service and interest cost:
Increase 100 basis points	$1,476	$1,073	$714
Decrease 100 basis points	(1,211)	(908)	(600)

Effect on APBO:
Increase 100 basis points	$9,951	$8,655	$6,277
Decrease 100 basis points	(8,164)	(7,325)	(5,279)

Benefit Obligation and Expense
     The components of retiree health care benefit expense for our plans consist of the following for the years ended June 30 (in thousands):

	2006	2005	2004
Service cost	$2,566	$1,878	$1,868
Interest cost	2,387	1,884	1,920
Amortization of prior service cost	(71)	(262)	(262)
Recognized actuarial losses	1,039	635	727
Other items	—	773	—

Retiree health care benefit expense	$5,921	$4,908	$4,253

     The following provides a reconciliation of the APBO and the amounts included in the consolidated balance sheet as of June 30, for our postretirement benefit plans (in thousands):

	2006	2005
Change in APBO:
APBO at beginning of year	$44,078	$33,212
Service cost	2,566	1,878
Interest cost	2,387	1,884
Participant contributions	413	350
Special termination benefits	—	773
Benefits paid	(1,570)	(1,420)
Plan amendment	(7,241)	—
Actuarial losses	1,557	7,401

APBO at end of year	$42,190	$44,078

Items not yet recognized in the consolidated balance sheet:
Unrecognized net actuarial loss	20,193	19,675
Unrecognized prior service cost (credit)	(7,397)	(228)

Accrued benefit liability	$29,394	$24,631

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
     Changes in common stock for the years ended June 30 are as follows (in thousands):

			Class A
	Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding at June 30, 2003	110,124	$5,506	103,390	$5,169	22,831	$437,234
Exercise of stock options	280	14	772	39	93	2,672
Purchase of treasury stock	—	—	—	—	2,740	70,215
Issuance of stock awards	11	1	—	—	(73)	(1,301)
Other	—	—	—	—	10	341

Outstanding at June 30, 2004	110,415	$5,521	104,162	$5,208	25,601	$509,161
Exercise of stock options	399	20	836	42	64	1,685
Purchase of treasury stock	—	—	—	—	2,395	58,217
Issuance of stock awards	—	—	—	—	(25)	(553)
Other	—	—	—	—	14	407

Outstanding at June 30, 2005	110,814	$5,541	104,998	$5,250	28,049	$568,917
Exercise of stock options	483	24	1,584	79	309	8,736
Purchase of treasury stock	—	—	—	—	6,018	165,323
Issuance of stock awards	—	—	16	1	—	—
Other	—	—	—	—	8	243

Outstanding at June 30, 2006	111,297	$5,565	106,598	$5,330	34,384	$743,219

18. Other Comprehensive Income
     The components of accumulated other comprehensive income are as follows (in thousands):

	2006	2005
Foreign currency translation adjustments	$105,993	$71,059
Unrealized gains on investments	720	237

Total	$106,713	$71,296

19. Stock Incentive Plans
     Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost recognized in selling, general and administrative expense for fiscal 2006 was $30.5 million and the related tax benefit was $10.6 million.

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

		Fair Market
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
20. Segment and Related Information
     We operate in one product segment: the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity. Management operates the business through four regions. The Americas region consists primarily of operations in the U.S., Mexico and Brazil. The Far East North region includes Japan and Korea and a manufacturing operation in northern China. The Far East South region includes the rest of China, Singapore and the remaining countries in Asia. European operations are located in both Eastern and Western Europe. Revenue between regions is recorded at market-based prices. Information by region for the years ended June 30 is summarized in the following table (as restated, see Note 3, “Restatement of Consolidated Financial Statements,” in thousands):

		Far East	Far East		Corporate
	Americas	North	South	Europe	and Other	Elims.	Total
2006:
Customer revenue	$793,296	$542,663	$945,089	$511,375	$68,866	$—	$2,861,289
Intercompany revenue	209,491	392,189	132,000	46,439	124,813	(904,932)	—

Net revenue	$1,002,787	$934,852	$1,077,089	$557,814	$193,679	$(904,932)	$2,861,289

Depreciation and amortization	$50,414	$81,785	$33,637	$34,561	$14,260	$—	$214,657
Income tax expense	27,729	53,067	20,278	2,320	(11,601)	—	91,793
Net income (loss)	44,885	124,595	121,727	(7,581)	(47,535)	—	236,091
Assets	1,046,084	769,608	813,394	544,334	493,470	(692,470)	2,974,420
Capital expenditures	46,503	127,963	53,696	26,614	22,007	—	276,783

2005:
Customer revenue	$701,470	$527,440	$769,801	$505,953	$49,794	$—	$2,554,458
Intercompany revenue	184,528	324,294	127,454	44,902	111,153	(792,331)	—

Net revenue	$885,998	$851,734	$897,255	$550,855	$160,947	$(792,331)	$2,554,458

Depreciation and amortization	$58,334	$84,735	$29,905	$42,512	$15,878	$—	$231,364
Income tax expense	16,803	51,508	15,491	(325)	(10,392)	—	73,085
Net income (loss)	28,060	113,994	81,919	(17,289)	(56,568)	—	150,116
Assets	967,940	635,526	656,043	522,856	364,579	(416,782)	2,730,162
Capital expenditures	36,173	106,389	47,106	29,577	11,650	—	230,895

		Far East	Far East		Corporate
	Americas	North	South	Europe	and Other	Elims.	Total
2004:
Customer revenue	$686,129	$500,824	$623,850	$385,647	$52,568	$—	$2,249,018
Intercompany revenue	178,692	237,843	100,620	39,684	96,624	(653,463)	—

Net revenue	$864,821	$738,667	$724,470	$425,331	$149,192	$(653,463)	$2,249,018

Depreciation and amortization	$69,011	$79,965	$26,151	$36,170	$16,541	$—	$227,838
Income tax expense	29,337	34,572	5,060	1,495	(6,803)	—	63,661
Net income (loss)	54,251	80,966	75,134	(8,113)	(34,142)	—	168,096
Assets	847,834	634,622	524,815	516,800	324,835	(273,620)	2,575,286
Capital expenditures	30,880	80,105	33,304	33,049	12,386	—	189,724
     Corporate and Other assets include goodwill, intangible assets and investments. Corporate and Other net revenue includes revenue from operations that have not yet been assigned to a particular region.
     Customer revenue and net property, plant and equipment by significant foreign country within our regions are summarized as follows (in thousands):

	2006	2005	2004
Customer revenue:
United States	$764,074	$674,575	$664,954
Japan	421,603	433,465	424,000
China	642,369	495,926	404,380
Net property, plant and equipment:
United States	$293,055	$301,140	$346,388
Japan	276,696	251,429	266,499
China	161,717	136,798	111,244
     During fiscal 2006, 2005 and 2004, no customer accounted for more than 10% of consolidated net revenue.
21. Quarterly Financial Information (Unaudited)
     The following is a condensed summary of our unaudited quarterly results of operations for fiscal 2006 and 2005, which was restated as discussed in Note 3 to the Consolidated Financial Statements (in thousands, except per share data):

	Three months ended September 30, 2005			Three months ended September 30, 2004
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$659,815	$—	$659,815	$640,230	$—	$640,230
Gross profit	226,186	(12,367)	213,819	225,282	(4,500)	220,782
Income before income taxes	65,321	(624)	64,697	72,239	6,446	78,685
Income taxes	18,616	(193)	18,423	19,529	2,295	21,824
Net income	46,671	(431)	46,240	52,484	4,151	56,635
Basic earnings per share	0.25	—	0.25	0.28	0.02	0.30
Diluted earnings per share	0.25	—	0.25	0.28	0.02	0.30

	Three months ended December 31, 2005			Three months ended December 31, 2004
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$697,348	$—	$697,348	$651,818	$—	$651,818
Gross profit	241,958	(14,162)	227,796	221,520	(12,220)	209,300
Income before income taxes	81,863	(445)	81,418	71,661	(932)	70,729
Income taxes	23,331	(138)	23,193	19,355	(289)	19,066
Net income	58,503	(307)	58,196	52,246	(643)	51,603
Basic earnings per share	0.31	—	0.31	0.28	(0.01)	0.27
Diluted earnings per share	0.31	—	0.31	0.27	—	0.27

	Three months ended March 31, 2006			Three months ended March 31, 2005
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$720,327	$—	$720,327	$612,842	$5,806	$618,648
Gross profit	256,135	(13,737)	242,398	211,408	(9,985)	201,423
Income before income taxes	86,049	(442)	85,607	61,403	1,211	62,614
Income taxes	24,525	(137)	24,388	16,587	3,064	19,651
Net income	61,489	(305)	61,184	44,822	(1,853)	42,969
Basic earnings per share	0.33	—	0.33	0.24	(0.01)	0.23
Diluted earnings per share	0.33	—	0.33	0.24	(0.01)	0.23

	Three months ended June 30, 2006			Three months ended June 30, 2005
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$783,799	$—	$783,799	$643,762	$—	$643,762
Gross profit	274,533	(15,916)	258,617	215,134	(13,977)	201,157
Income before income taxes	96,070	181	96,251	11,584	(421)	11,163
Income taxes	25,733	56	25,789	6,992	5,552	12,544
Net income (loss)	70,346	125	70,471	4,882	(5,973)	(1,091)
Basic earnings (loss) per share	0.38	—	0.38	0.03	(0.04)	(0.01)
Diluted earnings (loss) per share	0.38	—	0.38	0.03	(0.04)	(0.01)
     The following tables present the effects of adjustments made to our previously reported quarterly condensed consolidated statements of income (in thousands):

	Three months ended June 30, 2006			Three months ended March 31, 2006			Three months ended December 31, 2005
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$783,799	$—	$783,799	$720,327	$—	$720,327	$697,348	$—	$697,348
Cost of sales	509,266	15,916	525,182	464,192	13,737	477,929	455,390	14,162	469,552

Gross profit	274,533	(15,916)	258,617	256,135	(13,737)	242,398	241,958	(14,162)	227,796

Selling, general and administrative	169,741	(16,097)	153,644	170,473	(13,295)	157,178	159,753	(13,717)	146,036
Restructuring costs	10,680	—	10,680	4,287	—	4,287	6,517	—	6,517
Goodwill and other asset impairments	—	—	—	—	—	—	—	—	—

Total operating expenses	180,421	(16,097)	164,324	174,760	(13,295)	161,465	166,270	(13,717)	152,553

Income from operations	94,112	181	94,293	81,375	(442)	80,933	75,688	(445)	75,243

Gain (loss) on investments	(1,360)	—	(1,360)	1	—	1	114	—	114
Equity income	1,014	—	1,014	2,020	—	2,020	3,402	—	3,402
Interest income, net	2,304	—	2,304	2,653	—	2,653	2,659	—	2,659

Total other income, net	1,958	—	1,958	4,674	—	4,674	6,175	—	6,175

Income before income taxes	96,070	181	96,251	86,049	(442)	85,607	81,863	(445)	81,418

Income taxes	25,733	56	25,789	24,525	(137)	24,388	23,331	(138)	23,193
Minority interest	(9)	—	(9)	35	—	35	29	—	29

Net income	$70,346	$125	$70,471	$61,489	$(305)	$61,184	$58,503	$(307)	$58,196

Earnings per share:
Basic	$0.38	$—	$0.38	$0.33	$—	$0.33	$0.31	$—	$0.31
Diluted	0.38	—	0.38	0.33	—	0.33	0.31	—	0.31

Average common shares outstanding:
Basic	183,933		183,933	184,658		184,658	186,042		186,042
Diluted	186,274		186,274	186,303		186,303	187,648		187,648

	Three months ended September 30, 2005			Three months ended June 30, 2005			Three months ended March 31, 2005
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$659,815	$—	$659,815	$643,762	$—	$643,762	$612,842	$5,806	$618,648
Cost of sales	433,629	12,367	445,996	428,628	13,977	442,605	401,434	15,791	417,225

Gross profit	226,186	(12,367)	213,819	215,134	(13,977)	201,157	211,408	(9,985)	201,423

Selling, general and administrative	161,417	(11,743)	149,674	155,354	(13,170)	142,184	158,552	(11,196)	147,356
Restructuring costs	4,870	—	4,870	27,875	—	27,875	—	—	—
Goodwill and other asset impairments	—	—	—	25,169	—	25,169	—	—	—

Total operating expenses	166,287	(11,743)	154,544	208,398	(13,170)	195,228	158,552	(11,196)	147,356

Income from operations	59,899	(624)	59,275	6,736	(807)	5,929	52,856	1,211	54,067

Gain (loss) on investments	—	—	—	(295)	—	(295)	4,569	—	4,569
Equity income	3,109	—	3,109	2,597	386	2,983	2,399	—	2,399
Interest income, net	2,313	—	2,313	2,546	—	2,546	1,579	—	1,579

Total other income, net	5,422	—	5,422	4,848	386	5,234	8,547	—	8,547

Income before income taxes	65,321	(624)	64,697	11,584	(421)	11,163	61,403	1,211	62,614

Income taxes	18,616	(193)	18,423	6,992	5,552	12,544	16,587	3,064	19,651
Minority interest	34	—	34	(290)	—	(290)	(6)	—	(6)

Net income (loss)	$46,671	$(431)	$46,240	$4,882	$(5,973)	$(1,091)	$44,822	$(1,853)	$42,969

Earnings (loss) per share:
Basic	$0.25	$—	$0.25	$0.03	$(0.04)	$(0.01)	$0.24	$(0.01)	$0.23
Diluted	0.25	—	0.25	0.03	(0.04)	(0.01)	0.24	(0.01)	0.23

Average common shares outstanding:
Basic	187,243		187,243	188,468		188,468	188,780		188,780
Diluted	188,543		188,543	190,089		190,089	190,509		190,509

	Three months ended December 31, 2004			Three months ended September 30, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$651,818	$—	$651,818	$640,230	$—	$640,230
Cost of sales	430,298	12,220	442,518	414,948	4,500	419,448

Gross profit	221,520	(12,220)	209,300	225,282	(4,500)	220,782

Selling, general and administrative	153,763	(11,288)	142,475	155,285	(10,946)	144,339
Restructuring costs	—	—	—	—	—	—
Goodwill and other asset impairments	—	—	—	—	—	—

Total operating expenses	153,763	(11,288)	142,475	155,285	(10,946)	144,339

Income from operations	67,757	(932)	66,825	69,997	6,446	76,443

Gain (loss) on investments	(646)	—	(646)	(712)	—	(712)
Equity income	3,151	—	3,151	2,029	—	2,029
Interest income, net	1,399	—	1,399	925	—	925

Total other income, net	3,904	—	3,904	2,242	—	2,242

Income before income taxes	71,661	(932)	70,729	72,239	6,446	78,685

Income taxes	19,355	(289)	19,066	19,529	2,295	21,824
Minority interest	60	—	60	226	—	226

Net income	$52,246	$(643)	$51,603	$52,484	$4,151	$56,635

Earnings per share:
Basic	$0.28	$(0.01)	$0.27	$0.28	$0.02	$0.30
Diluted	0.27	—	0.27	0.28	0.02	0.30

Average common shares outstanding:
Basic	188,589		188,589	188,763		188,763
Diluted	190,506		190,506	190,617		190,617

     The following tables present the effects of adjustments made to our previously reported quarterly condensed consolidated balance sheets (in thousands):

	As of March 31, 2006			As of December 31, 2005			As of September 30, 2005
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$288,508	$—	$288,508	$327,691	$—	$327,691	$309,913	$—	$309,913
Marketable securities	112,942	—	112,942	92,158	—	92,158	113,312	—	113,312
Accounts receivable	632,422	—	632,422	585,676	—	585,676	564,980	—	564,980
Inventories	327,446	—	327,446	312,518	—	312,518	305,770	—	305,770
Other current assets	46,705	—	46,705	40,369	—	40,369	47,955	—	47,955

Total current assets	1,408,023	—	1,408,023	1,358,412	—	1,358,412	1,341,930	—	1,341,930
Property, plant and equipment, net	1,008,259	—	1,008,259	991,989	—	991,989	987,356	—	987,356
Goodwill	148,107	—	148,107	154,200	—	154,200	143,844	—	143,844
Other Assets	232,882	896	233,778	226,295	1,721	228,016	225,835	2,252	228,087

Total assets	$2,797,271	$896	$2,798,167	$2,730,896	$1,721	$2,732,617	$2,698,965	$2,252	$2,701,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,763	$—	$260,763	$256,756	$—	$256,756	$249,992	$—	$249,992
Accrued expenses	164,375	—	164,375	153,915	—	153,915	158,931	—	158,931
Other current liabilities	68,037	—	68,037	61,650	—	61,650	39,755	—	39,755

Total current liabilities	493,175	—	493,175	472,321	—	472,321	448,678	—	448,678
Other non-current liabilities	12,747	—	12,747	11,590	—	11,590	11,071	—	11,071
Accrued pension and other postretirement benefits	71,851	—	71,851	69,881	—	69,881	68,843	—	68,843
Long-term debt	8,643	—	8,643	8,925	—	8,925	9,580	—	9,580
Minority interest in subsidiaries	2,523	—	2,523	2,369	—	2,369	2,095	—	2,095

Total liabilities	588,939	—	588,939	565,086	—	565,086	540,267	—	540,267

Commitments and contingencies	—	—	—	—	—	—	—	—	—

Stockholders’ equity:
Common stock	10,876	—	10,876	10,863	—	10,863	10,816	—	10,816
Paid-in capital	407,770	19,257	427,027	395,946	19,039	414,985	379,163	18,832	397,995
Retained earnings	2,425,385	(18,361)	2,407,024	2,373,071	(17,318)	2,355,753	2,323,874	(16,580)	2,307,294
Treasury stock	(709,922)	—	(709,922)	(669,551)	—	(669,551)	(619,871)	—	(619,871)
Deferred unearned compensation	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	74,223	—	74,223	55,481	—	55,481	64,716	—	64,716

Total stockholders’ equity	2,208,332	896	2,209,228	2,165,810	1,721	2,167,531	2,158,698	2,252	2,160,950

Total liabilities and stockholders’ equity	$2,797,271	$896	$2,798,167	$2,730,896	$1,721	$2,732,617	$2,698,965	$2,252	$2,701,217

	As of March 31, 2005			As of December 31, 2004			As of September 30, 2004
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$323,786	$—	$323,786	$297,644	$—	$297,644	$238,292	$—	$238,292
Marketable securities	123,449	—	123,449	114,365	—	114,365	93,153	—	93,153
Accounts receivable	553,472	—	553,472	550,278	(5,806)	544,472	546,925	(5,806)	541,119
Inventories	294,014	(273)	293,741	288,158	3,520	291,678	282,459	3,520	285,979
Other current assets	40,637	1,188	41,825	42,843	3,939	46,782	40,027	3,939	43,966

Total current assets	1,335,358	915	1,336,273	1,293,288	1,653	1,294,941	1,200,856	1,653	1,202,509
Property, plant and equipment, net	1,015,736	642	1,016,378	1,047,896	642	1,048,538	1,009,163	642	1,009,805
Goodwill	167,355	—	167,355	164,953	—	164,953	164,969	—	164,969
Other assets	213,739	2,269	216,008	208,255	2,864	211,119	194,930	2,857	197,787

Total assets	$2,732,188	$3,826	$2,736,014	$2,714,392	$5,159	$2,719,551	$2,569,918	$5,152	$2,575,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,137	$(833)	$218,304	$224,682	$(833)	$223,849	$225,731	$(833)	$224,898
Accrued expenses	150,103	179	150,282	138,736	179	138,915	138,183	179	138,362
Other current liabilities	57,064	(5,668)	51,396	56,309	(5,668)	50,641	46,339	(5,668)	40,671

Total current liabilities	426,304	(6,322)	419,982	419,727	(6,322)	413,405	410,253	(6,322)	403,931
Other non-current liabilities	11,266	—	11,266	12,456	—	12,456	9,361	—	9,361
Accrued pension and other postretirement benefits	54,183	2,210	56,393	55,867	2,210	58,077	51,435	2,210	53,645
Long-term debt	12,794	—	12,794	13,469	—	13,469	13,218	—	13,218
Minority interest in subsidiaries	3,074	—	3,074	3,503	—	3,503	3,383	—	3,383

Total liabilities	507,621	(4,112)	503,509	505,022	(4,112)	500,910	487,650	(4,112)	483,538

Commitments and contingencies	—	—	—	—	—	—	—	—	—

Stockholders’ equity:
Common stock	10,775	—	10,775	10,764	—	10,764	10,747	—	10,747
Paid-in capital	384,254	25,367	409,621	381,381	25,649	407,030	376,518	25,931	402,449
Retained earnings	2,289,030	(10,176)	2,278,854	2,251,289	(8,323)	2,242,966	2,206,053	(7,680)	2,198,373
Treasury stock	(534,207)	—	(534,207)	(534,033)	—	(534,033)	(532,216)	—	(532,216)
Deferred unearned compensation	(26,099)	(7,253)	(33,352)	(29,032)	(8,055)	(37,087)	(32,722)	(8,987)	(41,709)
Accumulated other comprehensive income	100,814	—	100,814	129,001	—	129,001	53,888	—	53,888

Total stockholders’ equity	2,224,567	7,938	2,232,505	2,209,370	9,271	2,218,641	2,082,268	9,264	2,091,532

Total liabilities and stockholders’ equity	$2,732,188	$3,826	$2,736,014	$2,714,392	$5,159	$2,719,551	$2,569,918	$5,152	$2,575,070

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
     As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company changed its method of accounting for stock-based compensation. As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting related to the classification of shipping and handling costs associated with the distribution of finished products to its customers. As also discussed in Note 3 to the consolidated financial statements, the Company restated its consolidated financial statements to record additional stock-based compensation expense and other adjustments.
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
July 27, 2006, except for Note 3, as
to which the date is February 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders, Molex Incorporated
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Molex Incorporated maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Molex Incorporated and our report dated July 27, 2006 except for Note 3, as to which the date is February 6, 2007, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
July 27, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
     Attached as exhibits to this Form 10-K/A are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and evaluation of controls referred to in the certifications. Immediately preceding Part II, Item 9 of this Form 10-K/A is the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.
Special Committee Review into Stock Option Grant Practices and Restatement
     As discussed in the Explanatory Note preceding Part I of this Form 10-K/A, on August 2, 2006 we announced that we undertook a voluntary internal review of our past practices related to grants of stock options. As a result of our preliminary review, a Special Committee of independent directors was formed to commence an investigation of our stock option granting practices for the period 1995 through 2006. The Special Committee retained independent legal counsel and forensic accountants to aid in the investigation. We announced that the Special Committee concluded that the dates of stock option and restricted stock grants to executive officers and other employees in a number of instances differed from the dates such grants were approved by the appropriate Board committee such that the price on the approval date was higher than the price on the stated grant date.
     The Special Committee concluded that our former General Counsel was responsible for the misdating and found that he failed to ensure compliance with the terms of our stock option plans and the required granting actions by preparing minutes that did not accurately reflect the deliberations and actions of the relevant Board committee, failing to document approvals of certain grants, and selecting grant dates to provide a favorable grant price to executive officers and employees. The General Counsel was removed from his position by the Board immediately following the completion of the Special Committee’s independent investigation and has recently retired as a result of other related events.
     While we restated our Consolidated Financial Statements for the years ended June 30, 2006, 2005 and 2004, we believe that our controls and procedures relating to our past stock option granting practices did not represent a material weakness in our controls and procedures as of June 30, 2006. In early 2006, prior to the internal inquiry and independent investigation, we implemented improvements to our stock option granting process that included obtaining and properly documenting the approval of stock option grants to employees other than executive officers and ensuring that the stated grant date coincided with the approval date. Following our internal inquiry and independent investigation, as of June 30, 2006, we had further improved and strengthened our procedures, processes and systems relating to our stock option program to provide appropriate safeguards and greater internal control over the stock option granting and administration function. These improvements include:
•	Formalizing and documenting stock option granting procedures approved by the Compensation Committee and the Board which provide for the following:
•	Setting fixed dates for annual grants to executive officers and other employees;

•	Setting the dates on which grants for new hires or grants for promotion or retention purposes will be made;

•	Specifying the process to be followed for nominating employees for stock option grants;

•	Specifying the time period in which employees must be advised of a stock option grant; and

•	Specifying who is responsible for obtaining approval from the appropriate Board committee and how such approval will be documented and maintained.
•	Leveraging our enterprise management systems to automate appropriate functions in order to minimize the potential for human error in certain aspects of our stock option process;

•	Improving communications between our Human Resources, Legal and Finance departments relating to stock option grants and administrative practices, including related documentation requirements; and

•	Improving training and education designed to ensure that all relevant individuals involved in the administration of stock option grants, including the Compensation Committee and senior management, understand the terms of our stock option plans and the relevant accounting guidance under generally accepted accounting principles for stock options and other share-based payments.
Evaluation of Disclosure Controls and Procedures
     Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this Form 10-K/A. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO.
     Disclosure controls and procedures (Disclosure Controls) are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K/A, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.
     The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K/A. In the course of the controls evaluation, management reviews identified data errors, control problems or acts of fraud, if any, and seeks to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in the Finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
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
Management’s Annual Report on Internal Control Over Financial Reporting
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information under the captions “Item 1 – Election of Directors,” “Board Independence” “Board and Committee Information,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 2006 is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K/A and is also incorporated by reference in this section.
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
Item 13. Certain Relationships and Related Transactions
     The information under the captions “Item 1 — Election of Directors,” and “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is herein incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information under the caption “Independent Auditor’s Fees” in our 2006 Proxy Statement is herein incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements: See Item 8.
2. Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts.
     All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the consolidated financial statements or notes thereto.
     Separate financial statements for the Company’s unconsolidated affiliated companies, accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.
3. Exhibits: Exhibits listed on the accompanying Index to Exhibits are filed or incorporated herein as part of this annual report on
Form 10-K/A.

Molex Incorporated
Schedule II — Valuation and Qualifying Accounts
For the Years Ended June 30, 2006, 2005, and 2004
(in thousands)

	Balance at			Other/	Balance at
	Beginning	Charges		Currency	End
	of Period	to Income	Write-Offs	Translation	of Period
Receivable Reserves:
Year ended 2006	$20,293	$69,187	$(63,524)	$557	$26,513
Year ended 2005, as restated (1)	$19,732	$54,295	$(49,730)	$(4,004)	$20,293
Year ended 2004, as restated (1)	$14,610	$51,356	$(48,594)	$2,360	$19,732

Inventory Reserves:
Year ended 2006:
Slow and Excess	$29,511	$18,014	$(17,959)	$743	$30,309
Blocked Stock	1,626	(690)	—	—	936
Other	3,061	(372)	—	—	2,689

Total	$34,198	$16,952	$(17,959)	$743	$33,934

Year ended 2005, as restated (1):
Slow and Excess	$33,758	$12,673	$(15,732)	$(1,188)	$29,511
Blocked Stock	2,114	(488)	—	—	1,626
Other	4,313	(1,252)	—	—	3,061

Total	$40,185	$10,933	$(15,732)	$(1,188)	$34,198

Year ended 2004, as restated (1):
Slow and Excess	$34,660	$9,523	$(12,149)	$1,724	$33,758
Blocked Stock	1,858	256	—	—	2,114
Other	2,726	1,587	—	—	4,313

Total	$39,244	$11,366	$(12,149)	$1,724	$40,185

Deferred tax asset valuation allowance:
Year ended 2006	$28,700	$5,345	$(125)	—	$33,920
Year ended 2005	$23,076	$6,849	$(1,225)	—	$28,700
Year ended 2004	$15,794	$7,282	—	—	$23,076

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Molex Incorporated
Index of Exhibits

Exhibit
Number	Description	Location

2	Agreement and Plan of Merger by and among Molex Incorporated, MLX Acquisition Corp. and Woodhead Industries, Inc. dated June 30, 2006	Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 30, 2006

3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000

3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the year ended June 30, 2000

4	Instruments defining rights of security holders	See Exhibit 3.1

10.1	Summary of Salary and Bonus Arrangements with Certain Executive Officers	Incorporated by reference to our Form 8-K filed on August 1, 2006

10.2	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.3	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.4	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.5	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.6	Molex-Japan Directors’ and Executive Officers’ Retirement Trust, as amended and restated	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 7, 2005

10.7	Molex Deferred Compensation Plan	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on August 1, 2006

10.8	Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K for the year ended June 30, 2006

10.9	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended September 30, 2006

10.10	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006

Exhibit
Number	Description	Location

10.11	2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended September 30, 2006

10.12	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for the year ended June 30, 2006

10.13	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended September 30, 2006

10.14	Form of Stock Option/Stock Bonus Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.15	2000 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.6 of our annual report on Form 10-K for the year ended June 30, 2001

10.16	Form of Stock Option Agreement under the 2000 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.17	1991 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the year ended June 30, 1999

21	Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to our annual report on Form 10-K for the year ended June 30, 2006

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
(All other exhibits are either inapplicable or not required.)

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, there unto duly authorized.

MOLEX INCORPORATED (Company)
February 7, 2007	By:	/S/ DAVID D. JOHNSON
David D. Johnson
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)