Form 10-Q/A
period 2006-09-30
MOLEX INC
filed 2007-02-07
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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

Explanatory Note
     As disclosed in our current report on Form 8-K filed on January 30, 2007, we are amending our quarterly report on Form 10-Q for the three months ended September 30, 2006 (the Original Filing) to reflect evolving understanding of the views of the staff of the Securities and Exchange Commission (the Commission) relating to the qualitative aspects of past stock option misdating. We will also separately amend our annual report on Form 10-K for the fiscal year ended June 30, 2006 to reflect the restatement of the consolidated financial statements and the related disclosures for the fiscal years ended 2006, 2005 and 2004 and for each of the quarters in fiscal years 2006 and 2005. Accordingly, the consolidated financial statements and related financial information contained in previously filed reports should no longer be relied upon.
     This Form 10-Q/A also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the three months ended September 30, 2006, and Note 2, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements. This Explanatory Note explains the history and previous disclosures on this subject, as well as presenting the financial impact of the restatement.
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

     Following our August Press Release, the Commission’s Office of the Chief Accountant issued a letter on September 19, 2006 providing guidance regarding the proper accounting for various historical stock option granting practices. In light of this guidance, we undertook an effort to determine or estimate appropriate measurement dates of the misdated stock options granted to employees, other than executive officers, in order to calculate an understatement of expense relating to such options, rather than relying on a range of potential measurement dates for determining the understatement of expense. The effect of recognizing additional share-based compensation expense resulting from the investigation of past stock grants to executive officers and employees is included below in this Explanatory Note. A detailed discussion of the financial effects of these matters is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
     We continue to believe that the misdated grants did not result in a quantitatively material misstatement to our financial statements; however, due to evolving understanding of the views of the staff of the Commission relating to the qualitative aspects of this issue, we are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash share-based compensation expense for grants that were misdated; and

•	Related tax effects.
     The incremental effect from recognizing share-based compensation expense resulting from the misdated grants is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
Quarter ended September 30, 2005	$624	$431
Quarter ended September 30, 2006	362	250
     The Original Filing was filed with the Commission on October 31, 2006. All information in this Form 10-Q/A is as of September 30, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement and updating of certain disclosures affected by events subsequent to the date of the Original Filing. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended and modified to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
     Part I — Item 1: Financial Statements;
     Part I — Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations;
     Part II — Item 1A: Risk Factors; and
     Part II — Item 6: Exhibits.
     This Form 10-Q/A should be read in conjunction with our periodic filings made with the Commission, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the Commission, this Form 10-Q/A includes updated certifications from our current Chief Executive Officer and Chief Financial Officer.

Molex Incorporated

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Sept. 30,	June 30,
	2006	2006
	As	As
	Restated (1)	Restated (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334,321	$332,815
Marketable securities	17,595	152,728
Accounts receivable, less allowances of $38,269 and $26,513, respectively	731,719	660,665
Inventories	408,220	347,312
Other current assets	82,052	54,713

Total current assets	1,573,907	1,548,233
Property, plant and equipment, net	1,090,285	1,025,852
Goodwill	301,929	149,458
Other assets	291,912	250,877

Total assets	$3,258,033	$2,974,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,873	$305,876
Accrued expenses	172,023	189,390
Other current liabilities	168,063	99,546

Total current liabilities	664,959	594,812
Other non-current liabilities	16,855	14,709
Accrued pension and postretirement benefits	78,641	75,055
Long-term debt	134,503	7,093
Minority interest in subsidiaries	866	882

Total liabilities	895,824	692,551

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10,940	10,900
Paid-in capital	473,661	442,586
Retained earnings	2,527,576	2,464,889
Treasury stock	(755,597)	(743,219)
Accumulated other comprehensive income	105,629	106,713

Total stockholders’ equity	2,362,209	2,281,869

Total liabilities and stockholders’ equity	$3,258,033	$2,974,420

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005
	As	As
	Restated (1)	Restated (1)
Net revenue	$829,545	$659,815
Cost of sales	560,136	445,996

Gross profit	269,409	213,819

Selling, general and administrative	166,301	149,674
Restructuring costs	—	4,870

Total operating expenses	166,301	154,544

Income from operations	103,108	59,275

Equity income	1,884	3,109
Interest income, net	2,080	2,313

Other income, net	3,964	5,422

Income before income taxes and minority interest	107,072	64,697

Income taxes	30,504	18,423
Minority interest	67	34

Net income	$76,501	$46,240

Earnings per share:
Basic	$0.42	$0.25
Diluted	$0.41	$0.25

Dividends declared per share	$0.0750	$0.0500

Average common shares outstanding:
Basic	183,763	187,243
Diluted	185,992	188,543

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2006	2005
	As	As
	Restated (1)	Restated (1)

Cash and cash equivalents, beginning of period	$332,815	$309,756

Operating activities:
Net income	76,501	46,240
Add non-cash items included in net income:
Depreciation and amortization	58,122	54,667
Share-based compensation	7,639	7,362
Other non-cash items	3,351	10,282
Changes in assets and liabilities:
Accounts receivable	(28,279)	(33,929)
Inventories	(32,722)	(15,708)
Accounts payable	(9,382)	(1,234)
Other current assets and liabilities	(37,232)	(16,533)
Other assets and liabilities	(1,230)	(1,509)

Cash provided from operating activities	36,768	49,638

Investing activities:
Capital expenditures	(75,566)	(64,067)
Proceeds from sales or maturities of marketable securities	3,060,202	379,402
Purchases of marketable securities	(2,925,068)	(305,175)
Acquisitions	(236,626)	—
Other investing activities	4,035	(2,650)

Cash (used for) provided by investing activities	(173,023)	7,510

Financing activities:
Proceeds from revolving credit facility	44,000	—
Proceeds from issuance of long-term debt	131,045	—
Payments of long-term debt	(26,146)	(2,272)
Cash dividends paid	(13,774)	(7,048)
Exercise of stock options	7,362	2,586
Purchase of treasury stock	(5,017)	(50,107)
Other financing activities	517	123

Cash provided by (used for) financing activities	137,987	(56,718)

Effect of exchange rate changes on cash	(226)	(273)

Net increase in cash and cash equivalents	1,506	157

Cash and cash equivalents, end of period	$334,321	$309,913

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2006 are not necessarily an indication of the results that may be expected for the year ending June 30, 2007. The Condensed Consolidated Balance Sheet as of June 30, 2006 was derived from our audited consolidated financial statements for the year ended June 30, 2006. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended June 30, 2006.
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
2. Restatement of Condensed Consolidated Financial Statements
     We have restated the consolidated financial statements and the related disclosures for the fiscal year ended 2006 and for the quarters ended September 30, 2005 and 2006.
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
     We are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash share-based compensation expense for grants that were misdated; and

•	Related tax effects.
The consolidated financial statements and related financial information contained in previously filed reports should no longer be relied upon.

     Share-Based Compensation
     The effect of recognizing additional share-based compensation expense resulting from the misdated grants is as follows for fiscal years 1995 through 2006 (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense

1995	$47	$33
1996	119	82
1997	258	178
1998	418	288
1999	836	577
2000	1,986	1,370
2001	2,926	2,019
2002	3,920	2,705
2003	4,931	3,402

Total 1995 — 2003 effect	15,441	10,654

2004	4,456	3,075
2005	3,507	2,420
2006	1,330	918

Total 2004 — 2006 effect	9,293	6,413

Total effect	$24,734	$17,067

     The effect of recognizing share-based compensation expense resulting from the misdated grants is as follows for the first fiscal quarters of 2006 and 2005 (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
Quarter ended September 30, 2005	$624	$431
Quarter ended September 30, 2006	362	250

     The following table sets forth the impact of the above adjustments and the related tax effects on our historical Condensed Consolidated Statements of Income for the quarters ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three months ended September 30, 2006			Three months ended September 30, 2005
	As Previously			As Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net revenue	$829,545	$—	$829,545	$659,815	$—	$659,815
Cost of sales	560,136	—	560,136	445,996	—	445,996

Gross profit	269,409	—	269,409	213,819	—	213,819

Selling, general and administrative	165,939	362	166,301	149,050	624	149,674
Restructuring costs	—	—	—	4,870	—	4,870
Goodwill and other asset impairments	—	—	—	—	—	—

Total operating expenses	165,939	362	166,301	153,920	624	154,544

Income from operations	103,470	(362)	103,108	59,899	(624)	59,275

Gain (loss) on investments	—	—	—	—	—	—
Equity income	1,884	—	1,884	3,109	—	3,109
Interest income, net	2,080	—	2,080	2,313	—	2,313

Total other income, net	3,964	—	3,964	5,422	—	5,422

Income before income taxes	107,434	(362)	107,072	65,321	(624)	64,697

Income taxes	30,616	(112)	30,504	18,616	(193)	18,423
Minority interest	67	—	67	34	—	34

Net income	$76,751	$(250)	$76,501	$46,671	$(431)	$46,240

Earnings per share:
Basic	0.42		0.42	0.25		0.25
Diluted	0.41		0.41	0.25		0.25

Average common shares outstanding:
Basic	183,763		183,763	187,243		187,243
Diluted	185,992		185,992	188,543		188,543

     The following table sets forth the impact of the above adjustments and the related tax effects on our historical Condensed Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006 (in thousands):

	September 30, 2006			June 30, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$334,321	$—	$334,321	$332,815	$—	$332,815
Marketable securities	17,595	—	17,595	152,728	—	152,728
Accounts receivable	731,719	—	731,719	660,665	—	660,665
Inventories	408,220	—	408,220	347,312	—	347,312
Other current assets	82,052	—	82,052	54,713	—	54,713

Total current assets	1,573,907	—	1,573,907	1,548,233	—	1,548,233
Property, plant and equipment, net	1,090,285	—	1,090,285	1,025,852	—	1,025,852
Goodwill	301,929	—	301,929	149,458	—	149,458
Other assets	290,621	1,291	291,912	249,698	1,179	250,877

Total assets	$3,256,742	$1,291	$3,258,033	$2,973,241	$1,179	$2,974,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,873	$—	$324,873	$305,876	$—	$305,876
Accrued expenses	172,023	—	172,023	189,390	—	189,390
Other current liabilities	168,063	—	168,063	99,546	—	99,546

Total current liabilities	664,959	—	664,959	594,812	—	594,812
Other non-current liabilities	16,855	—	16,855	14,709	—	14,709
Accrued pension and other postretirement benefits	78,641	—	78,641	75,055	—	75,055
Long-term debt	134,503	—	134,503	7,093	—	7,093
Minority interest in subsidiaries	866	—	866	882	—	882

Total liabilities	895,824	—	895,824	692,551	—	692,551

Commitments and contingencies	—	—	—	—	—	—

Stockholders’ equity:
Common stock	10,940	—	10,940	10,900	—	10,900
Paid-in capital	455,053	18,608	473,661	424,340	18,246	442,586
Retained earnings	2,544,893	(17,317)	2,527,576	2,481,956	(17,067)	2,464,889
Treasury stock	(755,597)	—	(755,597)	(743,219)	—	(743,219)
Deferred unearned compensation	—	—	—	—	—	—
Accumulated other comprehensive income	105,629	—	105,629	106,713	—	106,713

Total stockholders’ equity	2,360,918	1,291	2,362,209	2,280,690	1,179	2,281,869

Total liabilities and stockholders’ equity	$3,256,742	$1,291	$3,258,033	$2,973,241	$1,179	$2,974,420

     The restatement did not impact cash flows from operating, investing and financing activities as reported for the three months ended September 30, 2006 and 2005. The following table shows the effect of the restatement on the components of our previously reported cash flow from operating activities (in thousands):

	Quarter ended September 30, 2006			Quarter ended September 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net income	$76,751	$(250)	$76,501	$46,671	$(431)	$46,240
Add (deduct) non-cash items included in net income:
Depreciation and amortization	58,122	—	58,122	54,667	—	54,667
Share-based compensation	7,277	362	7,639	6,738	624	7,362
Other non-cash items	3,463	(112)	3,351	10,475	(193)	10,282
Changes in working capital:
Accounts receivable	(28,279)	—	(28,279)	(33,929)	—	(33,929)
Inventories	(32,722)	—	(32,722)	(15,708)	—	(15,708)
Accounts payable	(9,382)	—	(9,382)	(1,234)	—	(1,234)
Other current assets and liabilities	(37,232)	—	(37,232)	(16,533)	—	(16,533)
Other assets and liabilities	(1,230)	—	(1,230)	(1,509)	—	(1,509)

Cash provided from operating activities	$36,768	$—	$36,768	$49,638	$—	$49,638

     As a result of the restatements, we adjusted the opening balance of stockholders’ equity for the year ended June 30, 2006 to reflect the cumulative effect of errors made prior to that year. The cumulative adjustments of each component of stockholders’ equity at the end of fiscal year 2006 and the first quarter of fiscal 2007 follows (in thousands):

			Net Impact
			to
	Paid-in	Retained	Stockholders’
	Capital	Earnings	Equity
Pre-tax share-based compensation	$24,734	$(24,734)	$—
Related tax effect	(6,488)	7,667	1,179

Opening balances for the year ended June 30, 2006	$18,246	$(17,067)	$1,179
September 30, 2006	18,608	(17,317)	1,291
3. Restructuring Charges
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
     The change in the accrued severance balance related to the restructuring charge is summarized as follows:

Balance at June 30, 2006	$15,941
Cash payments	(4,739)

Balance at September 30, 2006	$11,202

4. Acquisition
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

Net revenue	$712,824
Income from operations	62,835
Net income	49,042
Net income per common share — Basic	$0.26
Net income per common share — Diluted	0.26
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

6. Comprehensive Income
     Total comprehensive income is summarized as follows:

	Three Months Ended
	September 30,
	2006	2005

Net income, as restated (see note 2)	$76,501	$46,240
Translation adjustments	(5,228)	(6,804)
Unrealized investment gain	4,143	223

Total comprehensive income	$75,416	$39,659

7. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following:

	Sept. 30,	June 30,
	2006	2006

Raw materials	$86,204	$62,288
Work in process	118,611	107,533
Finished goods	203,405	177,491

Total inventories	$408,220	$347,312

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
11. New Accounting Pronouncements
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
12. Segments and Related Information
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

		Inter-
	Customer	Company	Net	Net
	Revenue	Revenue	Revenue	Income
2006 :				As Restated (1)
Americas	$200,222	$67,860	$268,082	$16,267
Asia Pacific North	130,321	113,355	243,676	33,257
Asia Pacific South	309,771	38,665	348,436	35,761
Europe	136,615	16,808	153,423	4,047
Corporate and other	52,616	35,056	87,672	(12,831)
Eliminations	—	(271,744)	(271,744)	—

Total	$829,545	$—	$829,545	$76,501

2005:
Americas	$185,212	$46,946	$232,158	$5,662
Asia Pacific North	107,059	91,470	198,529	22,265
Asia Pacific South	238,517	35,674	274,191	30,201
Europe	114,529	10,902	125,431	(2,921)
Corporate and other	14,498	29,315	43,813	(8,967)
Eliminations	—	(214,307)	(214,307)	—

Total	$659,815	$—	$659,815	$46,240

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Molex Incorporated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q/A refer to Molex Incorporated and its subsidiaries.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”
     The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements of our Form 10-Q/A.
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
     See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q/A.
Results of Operations
     The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands). For the three months ended September 30, 2005, shipping and handling costs of $12.4 million have been reclassified from selling, general and administrative expenses to cost of sales to conform to the current year presentation.

	Three Months Ended		$Change	% Change	Results as %
	September 30,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005

Net revenue	$829,545	$659,815	$169,730	25.7%	100.0%	100.0%
Cost of sales	560,136	445,996	(114,140)	(25.6)	67.5	67.6

Gross profit	269,409	213,819	55,590	26.0	32.5	32.4

Selling, general & administrative	166,301	149,674	(16,627)	(11.1)	20.1	22.7
Restructuring costs	—	4,870	4,870	100.0	—	0.7

Income from operations	103,108	59,275	43,833	74.0	12.4	9.0

Other income, net	3,964	5,422	(1,458)	(26.9)	0.5	0.8

Income before income taxes	107,072	64,697	42,375	65.5	12.9	9.8
Income taxes & minority interest	30,571	18,457	(12,114)	(65.6)	3.7	2.8

Net income	$76,501	$46,240	$30,261	65.4%	9.2%	7.0%

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

	Three Months Ended		$Change	% Change	Results as %
	September 30,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005

Americas	$200,222	$185,212	$15,010	8.1%	24.2%	28.1%
Asia Pacific North	130,321	107,059	23,262	21.7	15.7	16.2
Asia Pacific South	309,771	238,517	71,254	29.9	37.3	36.2
Europe	136,615	114,529	22,086	19.3	16.5	17.4
Corporate and other	52,616	14,498	38,118	262.9	6.3	2.1

Total	$829,545	$659,815	$169,730	25.7%	100.0%	100.0%

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
Asia Pacific North Region — Japan and Thailand
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
Asia Pacific South Region — Singapore, Malaysia, China, Korea, Taiwan and India
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
Backlog
     Our order backlog on September 30, 2006 was approximately $425.3 million, an increase of $137.3 million compared with $288.0 million at September 30, 2005. Orders for the three months ended September 30, 2006 were $864.6 million, an increase of 24.7% compared with $693.2 million for the prior year period. Woodhead contributed bookings of $30.6 million to the current quarter, and had a backlog of $24.1 million on September 30, 2006.
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
Contractual Obligations and Commercial Commitments
     We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2006. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in our contractual obligations and commercial commitments since June 30, 2006 arising outside of the ordinary course of business other than the $44.0 million revolving line of credit and $127.7 million long-term debt borrowings.
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K/A for the year ended June 30, 2006 (Form 10-K/A). You should carefully consider the risks described in our Form 10-K/A. Such risks are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K/A.
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

			Total Number	Dollar Value
			of Shares	of Shares
	Total Number		Purchased as	That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased
Class A Common Stock:	Purchased	Paid per Share	Announced Plan	Under the Plan

July 1 — July 31	28	$27.04	—	$50,075
August 1 — August 31	110	30.36	100	47,043
September 1 — September 30	63	31.75	63	45,059

Total	201	$30.34	163	$45,059

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

(1) Election of Directors	For	Withheld
Michelle L. Collins	91,154,833	1,339,076
Fred L. Krehbiel	88,489,115	4,004,794
David L. Landsittel	91,153,015	1,340,894

(2) Ratification of selection of Ernst &		Class B
Young LLP	Common Stock	Common Stock

For:	91,319,609	94,105
Against:	467,898	—
Abstain:	706,401	—
Broker Nonvotes:	—	—
Item 6. Exhibits

Number	Description

10.1	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006 (the Form 10-Q)).

10.2	2005 Molex Incentive Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to our Form 10-Q).

10.3	2000 Molex Long-Term Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to our Form 10-Q).

18	Letter Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to our Form 10-Q).

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date: February 7, 2007	/S/ DAVID D. JOHNSON
David D. Johnson
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)