Form 10-Q
period 2006-12-31
MOLEX INC
filed 2007-02-07
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006

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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On January 31, 2007, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	99,539,686
Class A Common Stock	84,490,863
Class B Common Stock	94,255

Molex Incorporated

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Dec. 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$299,413	$332,815
Marketable securities	44,097	152,728
Accounts receivable, less allowances of $32,807 and $26,513, respectively	705,497	660,665
Inventories	423,639	347,312
Other current assets	80,338	54,713

Total current assets	1,552,984	1,548,233
Property, plant and equipment, net	1,122,759	1,025,852
Goodwill	304,035	149,458
Other assets	281,170	250,877

Total assets	$3,260,948	$2,974,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305,981	$305,876
Accrued expenses	162,305	189,390
Other current liabilities	115,637	99,546

Total current liabilities	583,923	594,812
Other non-current liabilities	18,750	14,709
Accrued pension and postretirement benefits	78,877	75,055
Long-term debt	132,764	7,093
Minority interest in subsidiaries	945	882

Total liabilities	815,259	692,551

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	10,960	10,900
Paid-in capital	485,759	442,586
Retained earnings	2,579,774	2,464,889
Treasury stock	(768,882)	(743,219)
Accumulated other comprehensive income	138,078	106,713

Total stockholders’ equity	2,445,689	2,281,869

Total liabilities and stockholders’ equity	$3,260,948	$2,974,420

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net revenue	$837,467	$697,348	$1,667,012	$1,357,163
Cost of sales	578,958	469,552	1,139,094	915,548

Gross profit	258,509	227,796	527,918	441,615

Selling, general and administrative	167,691	146,036	333,992	295,710
Restructuring costs	—	6,517	—	11,387

Total operating expenses	167,691	152,553	333,992	307,097

Income from operations	90,818	75,243	193,926	134,518

Equity income	1,868	3,402	3,752	6,511
Gain (loss) on investment	(34)	114	(34)	114
Interest income, net	2,009	2,659	4,089	4,972

Other income, net	3,843	6,175	7,807	11,597

Income before income taxes and minority interest	94,661	81,418	201,733	146,115

Income taxes	28,392	23,193	58,896	41,616
Minority interest	42	29	109	63

Net income	$66,227	$58,196	$142,728	$104,436

Earnings per share:
Basic	$0.36	$0.31	$0.78	$0.56
Diluted	$0.36	$0.31	$0.77	$0.55

Dividends declared per share	$0.0750	$0.0500	$0.1500	$0.1000

Average common shares outstanding:
Basic	184,058	186,042	183,895	186,697
Diluted	185,969	187,648	185,972	188,387
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2006	2005

Operating activities:
Net income	$142,728	$104,436
Add non-cash items included in net income:
Depreciation and amortization	117,696	106,684
Share-based compensation	13,744	13,764
Other non-cash items	4,346	6,919
Changes in assets and liabilities:
Accounts receivable	5,445	(52,446)
Inventories	(41,174)	(22,476)
Accounts payable	(30,620)	8,265
Other current assets and liabilities	(44,070)	7,267
Other assets and liabilities	(2,754)	5,516

Cash provided from operating activities	165,341	177,929

Investing activities:
Capital expenditures	(155,806)	(131,122)
Proceeds from sales or maturities of marketable securities	3,818,536	645,136
Purchases of marketable securities	(3,709,724)	(549,693)
Acquisitions	(237,114)	—
Other investing activities	6,090	(17,617)

Cash used for investing activities	(278,018)	(53,296)

Financing activities:
Proceeds from revolving credit facility	44,000	—
Payments on revolving credit facility	(44,000)	—
Proceeds from issuance of long-term debt	131,045	—
Payments of long-term debt	(26,337)	(2,519)
Cash dividends paid	(27,579)	(16,351)
Exercise of stock options	8,107	9,185
Purchase of treasury stock	(12,539)	(95,114)
Other financing activities	452	(1,401)

Cash provided by (used for) financing activities	73,149	(106,200)

Effect of exchange rate changes on cash	6,126	(498)

Net (decrease) increase in cash and cash equivalents	(33,402)	17,935
Cash and cash equivalents, beginning of period	332,815	309,756

Cash and cash equivalents, end of period	$299,413	$327,691

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily an indication of the results that may be expected for the year ending June 30, 2007. The Condensed Consolidated Balance Sheet as of June 30, 2006 was derived from our audited consolidated financial statements for the year ended June 30, 2006. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended June 30, 2006.
     The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, share-based compensation, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates.
     Certain reclassifications have been made to the prior year financial statements to conform to the current year classifications. We made a change in accounting principle to classify shipping and handling costs associated with the distribution of finished products to our customers as cost of sales, which was previously recorded in selling, general and administrative expense. We made the change in principle because we believe the classification of these shipping and handling costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. The impact of this change in principle was an increase to cost of goods sold and a reduction to selling, general and administrative expense of $14.1 million and $26.5 million in the three and six month periods ended December 31, 2005.
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
     The change in the accrued severance balance related to the restructuring charge is summarized as follows:

Balance at June 30, 2006	$15,941
Cash payments	(7,711)

Balance at December 31, 2006	$8,230

3. Acquisition
     On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $237.1 million, including the assumption of debt and net of cash acquired. Woodhead develops, manufactures and markets network and electrical infrastructure components engineered for performance in harsh, demanding, and hazardous industrial environments. The acquisition is a significant step in our strategy to expand our products and capabilities in the global industrial market.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$100,738
Land and depreciable assets, net	53,764
Goodwill	147,960
Intangible assets	56,500
Other assets	1,078

Assets acquired	360,040
Liabilities assumed	122,926

Net assets acquired	$237,114

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
     The following table illustrates the effect on operating results for the six months ended December 31, 2005, as if we had acquired Woodhead as of the beginning of that period. The pro forma effect on the six months ended December 31, 2006 was not material.

Net revenue	$1,463,611
Income from operations	141,891
Net income	109,585
Net income per common share — basic	$0.59
Net income per common share — diluted	0.58
     The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we acquired Woodhead on the dates assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the combination of Molex and Woodhead.
4. Earnings Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Basic average common shares outstanding	184,058	186,042	183,895	186,697
Effect of dilutive stock options	1,911	1,606	2,077	1,690

Diluted average common shares outstanding	185,969	187,648	185,972	188,387

5. Comprehensive Income
     Total comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net income	$66,227	$58,196	$142,728	$104,436
Translation adjustments	31,126	(9,530)	25,899	(16,333)
Unrealized investment gain	1,323	295	5,466	518

Total comprehensive income	$98,676	$48,961	$174,093	$88,621

6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following:

	Dec. 31,	June 30,
	2006	2006

Raw materials	$88,563	62,288
Work in process	125,745	107,533
Finished goods	209,331	177,491

Total inventories	$423,639	$347,312

7. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Service cost	$1,971	$2,361	$3,942	$4,580
Interest cost	1,558	1,366	3,116	2,664
Expected return on plan assets	(1,606)	(1,329)	(3,212)	(2,603)
Amortization of prior service cost	57	27	114	55
Recognized actuarial losses	45	368	90	721
Amortization of transition obligation	10	10	20	19

Benefit cost	$2,035	$2,803	$4,070	$5,436

     The components of retiree health care benefit cost are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Service cost	$581	$642	$1,153	$1,283
Interest cost	656	596	1,301	1,193
Amortization of prior service cost	(168)	(18)	(334)	(35)
Recognized actuarial losses	275	260	545	519

Benefit cost	$1,344	$1,480	$2,665	$2,960

8. Commitments and Contingencies
     Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us, and certain of our officers and employees. The shareholder actions have been consolidated, and the consolidated amended complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of securities laws and rules. The parties have reached a settlement in principle of this action, which is anticipated to be funded by insurance proceeds. The settlement was preliminarily approved by the court in November 2006 and a final hearing for approval of the settlement is set for March 1, 2007.
     In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers. The derivative actions arise principally out of the same facts as the stockholder actions described above. These two actions have been consolidated and an amended and consolidated complaint has been filed. In August 2006, plaintiffs asked the court for permission to file a further amended complaint, which adds allegations that stock options were priced and issued improperly. The amended complaint was filed in November 2006 and we filed a motion to dismiss the amended complaint in January 2007. We believe the stockholder derivative actions are without merit and intend to vigorously contest these actions.
9. Long-Term Debt
     During the six months ended December 31, 2006, we entered into two unsecured borrowing agreements approximating 15 billion Japanese yen ($127.7 million). Both agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. Interest on both loans is payable every six months with the principal due in September 2009.
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

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, effective immediately, to address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. We are currently evaluating the impact of adopting SAB No. 108 on the financial statements, but we do not expect its adoption to have a significant effect.
11. Segments and Related Information
     We operate in one product segment, the manufacture and sale of electronic components, and four geographic regions. Revenue is recognized based on the location of the selling entity. Effective July 1, 2006, we realigned our management structure in the Asia regions. As part of the realignment, the Far East North region was renamed the Asia Pacific North region and the Far East South region was renamed the Asia Pacific South region. Additionally, our entity in Korea is now managed by Asia Pacific South and was included in Asia Pacific North prior to July 1, 2006. Our entity in Thailand is now managed by Asia Pacific North beginning July 1, 2006, and was included in Asia Pacific South prior to July 1, 2006. Regional operating results for the three months ended September 30, 2005, were reclassified to conform to the current year reporting structure. Woodhead has locations around the world but is included in the table below as corporate and other because it is aligned independently from the other regions and is immaterial for separate classification. Information by region for the three and six months ended December 31 is summarized as follows:

		Inter-
	Customer	Company	Net	Net
	Revenue	Revenue	Revenue	Income
Three months ended:
December 31, 2006:
Americas	$198,763	$61,969	$260,732	$11,199
Asia Pacific North	128,643	121,725	250,368	31,568
Asia Pacific South	297,067	41,292	338,359	29,165
Europe	133,476	17,057	150,533	1,669
Corporate and other	79,518	36,534	116,052	(7,374)
Eliminations	—	(278,577)	(278,577)	—

Total	$837,467	$—	$837,467	$66,227

December 31, 2005:
Americas	$198,110	$44,639	$242,749	$9,237
Asia Pacific North	105,602	103,933	209,535	28,859
Asia Pacific South	258,778	36,473	295,251	34,290
Europe	117,301	10,669	127,970	(7,548)
Corporate and other	17,557	30,533	48,090	(6,642)
Eliminations	—	(226,247)	(226,247)	—

Total	$697,348	$—	$697,348	$58,196

		Inter-
	Customer	Company	Net	Net
	Revenue	Revenue	Revenue	Income
Six months ended:
December 31, 2006:
Americas	$398,985	$129,829	$528,814	$27,466
Asia Pacific North	258,964	235,080	494,044	64,825
Asia Pacific South	606,838	79,957	686,795	64,926
Europe	270,091	33,865	303,956	5,716
Corporate and other	132,134	71,590	203,724	(20,205)
Eliminations	—	(550,321)	(550,321)	—

Total	$1,667,012	$—	$1,667,012	$142,728

		Inter-
	Customer	Company	Net	Net
	Revenue	Revenue	Revenue	Income
December 31, 2005:
Americas	$383,322	$91,585	$474,907	$14,899
Asia Pacific North	212,661	195,403	408,064	51,124
Asia Pacific South	497,295	72,147	569,442	64,490
Europe	231,830	21,571	253,401	(10,469)
Corporate and other	32,055	59,848	91,903	(15,608)
Eliminations	—	(440,554)	(440,554)	—

Total	$1,357,163	$—	$1,357,163	$104,436

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
     On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $237.1 million, including the assumption of debt and net of cash acquired. Woodhead develops, manufactures and markets network and electrical infrastructure products engineered for performance in harsh, demanding, and hazardous industrial environments and is a significant step in our strategy to expand our products and capabilities in the global industrial market. The acquisition of Woodhead contributed net revenue of $89.5 million and net income of $3.2 million for the six months ended December 31, 2006.
     In September 2006 we approved a plan to close our production facilities in Brazil. We expect to complete the closure of these facilities during the three months ended March 31, 2007, which we anticipate will reduce our quarterly revenue by approximately $10 million to $15 million after the facilities are closed. We recognized impairment charges and severance costs approximating $2.5 million during the six months ended December 31, 2006 in connection with our decision to shut-down the Brazil production facilities.
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
Results of Operations
     The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands). For the three and six months ended December 31, 2005, shipping and handling costs of $14.1 million and $26.5 million, respectively, have been reclassified from selling, general and administrative expenses to cost of sales to conform to the current year presentation.

	Three Months Ended		$ Change	% Change	Results as %
	December 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005

Net revenue	$837,467	$697,348	$140,119	20.1%	100.0%	100.0%
Cost of sales	578,958	469,552	(109,406)	(23.3)	69.1	67.3

Gross profit	258,509	227,796	30,713	13.5	30.9	32.7

Selling, general & administrative	167,691	146,036	(21,655)	(14.8)	20.1	20.9
Restructuring costs	—	6,517	6,517	100.0	—	1.0

Income from operations	90,818	75,243	15,575	20.7	10.8	10.8

Other income, net	3,843	6,175	(2,332)	(37.8)	0.5	0.9

Income before income taxes	94,661	81,418	13,243	16.3	11.3	11.7
Income taxes & minority interest	28,434	23,222	(5,212)	(22.4)	3.4	3.4

Net income	$66,227	$58,196	$8,031	13.8%	7.9%	8.3%

	Six Months Ended		$ Change	% Change	Results as %
	December 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005

Net revenue	$1,667,012	$1,357,163	$309,849	22.8%	100.0%	100.0%
Cost of sales	1,139,094	915,548	(223,546)	(24.4)	68.3	67.5

Gross profit	527,918	441,615	86,303	19.5	31.7	32.5

Selling, general & administrative	333,992	295,710	(38,282)	(12.9)	20.1	21.8
Restructuring costs	—	11,387	11,387	100.0	—	0.8

Income from operations	193,926	134,518	59,408	44.2	11.6	9.9

Other income, net	7,807	11,597	(3,790)	(32.7)	0.5	0.9

Income before income taxes	201,733	146,115	55,618	38.1	12.1	10.8
Income taxes & minority interest	59,005	41,679	(17,326)	(41.6)	3.5	3.1

Net income	$142,728	$104,436	$38,292	36.7%	8.6%	7.7%

Net Revenue
     We estimate that the impact of price erosion reduced revenue by approximately $28.5 million compared with the prior year quarter. For the six months ended December 31, 2006, we estimate that the impact of price erosion reduced revenue by approximately $56.0 million. A significant portion of the price erosion occurred in our mobile phone products, which are part of our telecommunications market. We sell our products in five primary markets. The estimated change in revenue from each market during the second quarter of fiscal 2007 as compared with the same quarter last year (Comparable Quarter) and the first quarter of fiscal 2007 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter

Consumer	15%	(4)%
Telecommunications	8	(5)
Automotive	15	5
Data	3	(11)
Industrial	125	21
Total	20	(1)
     The Woodhead acquisition added $56.1 million to revenues in the current quarter. Woodhead contributed 97% of the 125% growth in industrial sales as compared with the prior year quarter and was representative of the sequential industrial growth. The remaining increase in revenue was derived primarily from unit volume increases with existing customers and existing products and sales of new products.
     We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. Effective July 1, 2006, we realigned our management structure in the Asia region. As part of the realignment, the Far East North region was renamed the Asia Pacific North region and the Far East South region was renamed the Asia Pacific South region. Additionally, our entity in Korea is now managed by Asia Pacific South and was included in the Asia Pacific North prior to July 1, 2006. Our entity in Thailand is now managed by Asia Pacific North beginning July 1, 2006 and was included in the Asia Pacific South prior to July 1, 2006. Regional operating results for the three and six months ended December 31, 2005, were reclassified to conform to the current year reporting structure. Woodhead has locations around the world but is included in the revenue-related tables below as corporate and other because the division is aligned independently from the other regions and is immaterial for separate classification. The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended		$ Change	% Change	Results as %
	December 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005

Americas	$198,763	$198,110	$653	0.3%	23.7%	28.4%
Asia Pacific North	128,643	105,602	23,041	21.8	15.4	15.2
Asia Pacific South	297,067	258,778	38,289	14.8	35.5	37.1
Europe	133,476	117,301	16,175	13.8	15.9	16.8
Corporate and other	79,518	17,557	61,961	352.9	9.5	2.5

Total	$837,467	$697,348	$140,119	20.1%	100.0%	100.0%

	Six Months Ended		$ Change	% Change	Results as %
	December 31,		Favorable	Favorable	of Net Revenue
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005

Americas	$398,985	$383,322	$15,663	4.1%	23.9%	28.2%
Asia Pacific North	258,964	212,661	46,303	21.8	15.6	15.7
Asia Pacific South	606,838	497,295	109,543	22.0	36.4	36.6
Europe	270,091	231,830	38,261	16.5	16.2	17.1
Corporate and other	132,134	32,055	100,079	312.2	7.9	2.4

Total	$1,667,012	$1,357,163	$309,849	22.8%	100.0%	100.0%

     The weakening of the U.S. dollar against certain foreign currencies, principally the euro, Singapore dollar and Korean won increased revenue by approximately $18.6 million and $29.2 million, respectively, for the three and six months ended December 31, 2006 over the prior year periods. The following tables show the effect on the change in net revenue from foreign currency translations to the U.S. dollar:

	Three Months Ended December 31, 2006			Six Months Ended December 31, 2006
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change

Americas	$493	$160	$653	$14,983	$680	$15,663
Asia Pacific North	23,709	(668)	23,041	50,872	(4,569)	46,303
Asia Pacific South	30,057	8,232	38,289	95,437	14,106	109,543
Europe	7,597	8,578	16,175	22,865	15,396	38,261
Corporate and other	59,615	2,346	61,961	96,446	3,633	100,079

Net change	$121,471	$18,648	$140,119	$280,603	$29,246	$309,849

     The change in revenue on a local currency basis is as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2006	Dec. 31, 2006

Americas	0.2%	3.9%
Asia Pacific North	22.5	23.9
Asia Pacific South	11.6	19.2
Europe	6.5	9.9
Total	17.4	20.7
     We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position. Revenue derived from the sale of new products we released within the last 36 months as a percentage of net revenue is as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2006	Dec. 31, 2006

Americas	25.4%	24.4%
Asia Pacific North	29.1	28.4
Asia Pacific South	31.6	30.6
Europe	24.9	25.5
Total	26.1	26.5
Americas Region — North and South America
     Revenue in the Americas region increased from the prior year comparable period primarily due to stronger demand and new product offerings during the first quarter of fiscal 2007, particularly in high performance applications such as servers and routers. While growth during the first quarter of fiscal 2007 was across all channels for the connector products, revenue was relatively consistent during the second quarter of fiscal 2007, as compared with the respective prior year periods. Stronger demand for network products during the second quarter of fiscal 2007 was offset by a weaker mobile communications market.
     Brazil revenue for the six months ended December 31, 2006 declined $19.3 million as compared with the prior year period and $15.9 million as compared with the six months ended June 30, 2006 as we continue with our plan to close our production facilities in Brazil.
     We expect that the lower mobile communications demand experienced during the second quarter will extend into the third quarter of fiscal 2007. Additionally, while we believe that sales growth in the Americas region was negatively affected over the past 18 months by the movement offshore of original equipment manufacturers and contract manufacturers, we believe that this movement offshore by OEMs and contract manufacturers positively contributed to sales in other regions of our business, especially in the Asia Pacific South region.

Asia Pacific North Region — Japan and Thailand
     Revenue in local currencies was higher during the six months ended December 31, 2006 as compared with the same period last year primarily due to stronger demand in the consumer and industrial markets. We believe that we are well positioned for growth in the satellite radio and games segment, where we have good connector content in Pachinko game machines and on the new wii machine and the Sony PS3.
     While demand for high-end mobile phones declined sequentially during the second quarter of fiscal 2007, the region continues to capitalize on its ability to design compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market. The region has developed connectors for third generation (3G) phones. We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.
     The Asia Pacific North region generally operates at a high capacity level with significant resources allocated to support higher demand in the Asia Pacific South region. Revenue between regions is generally recognized as intercompany revenue, which is excluded from the revenue by region table above.
Asia Pacific South Region — Singapore, Malaysia, China, Korea, Taiwan and India
     The Asia Pacific South region continues to be our largest and one of our fastest growing in terms of revenue. The revenue growth in this region over the prior year period was driven by stronger demand across the mobile phone, computer and networking sectors, although sequentially we experienced a decline in the mobile phone and computer businesses from the first quarter of fiscal 2007. We expect this trend to continue during the third quarter.
     Sales in China represent 64% of total Asia Pacific South sales for the three and six months ended December 31, 2006 increasing by 21% during the quarter and 31% year-to-date as compared with the prior year periods, due to customer demand supported by increased production capacity. The drivers of this growth included (i) overall higher demand in the mobile phone, consumer electronics and computer markets, (ii) the trend of American, European and Japanese companies moving their design and production to China and (iii) greater penetration of Taiwanese multinational accounts. A significant portion of our integrated products that require a higher level of manual assembly are produced in China.
European Region
     For the three and six months ended December 31, 2006, revenue as compared with the prior year periods increased primarily due to higher revenue from consumer products in the industrial and automotive markets offset by the movement to Asia of original equipment manufacturers and contract manufacturers. Revenue growth in the automotive market was primarily due to new wins and higher content and industrial sector growth was primarily due to a large order for a cable assembly product. We believe that the movement of original equipment manufacturers to Asia is a trend that contributed to sales growth in our Asia Pacific South region.
     The region is focused on the markets that we believe are most likely to remain in Europe. These include connectors and integrated products for industrial, medical and automotive applications.
Gross Profit
     Gross profit as a percentage of net revenue declined during the three and six months ended December 31, 2006 primarily due to higher price erosion in the mobile phone business, higher commodity prices and an adverse shift in sales mix to a greater portion of sales into lower content and less profitable mobile phones. We estimate that we paid approximately $13.9 million and $33.7 million more for metal alloys (primarily copper) and gold due to higher commodity prices in the three and six month periods compared with the prior year periods. We expect price erosion in the mobile phone business to continue for the remainder of fiscal 2007. These cost increases, along with the impact of price erosion, were partially offset by selective price increases that were effective in February and September 2006 and improvements in manufacturing efficiencies. We recognized impairment charges and severance costs approximating $2.5 million during the six months ended December 31, 2006 in connection with our decision to shut-down the Brazil production facilities. During the second quarter of fiscal 2007, we increased our estimate of inventory reserves as a result of reduced customer orders and because some customers delayed taking deliveries in the later part of the second quarter.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. We estimate that the impact from currency transactions increased gross profit by approximately $3.2 million and $7.4 million for the three and six months ended December 31, 2006 compared with the prior year periods. These increases were primarily due to a stronger U.S. dollar compared with the yen during the respective periods ended December 31, 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the six months ended December 31, 2006 improved as a percent of net revenue over the prior year period primarily due to leverage of fixed selling, general and administrative costs on higher revenue, lower cost structure resulting from our 2005 restructuring initiative and relatively lower compensation expense. Additionally, the prior year included bad debt expense of approximately $3.0 million in connection with an account receivable from an automotive customer that filed for bankruptcy. The impact of currency translation increased selling, general and administrative expenses by approximately $5.3 million for the six months ended December 31, 2006.
     Research and development expenditures, which are classified as selling, general and administrative expense were $81.1 million, or 4.9% of net revenue, for the six months ended December 31, 2006, compared with 5.2% in the prior year period.
Restructuring Costs
     We recorded a pre-tax restructuring charge of $11.4 million during the six months ended December 31, 2005, that consisted primarily of severance and other employee-related costs.
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
Effective Tax Rate
     The effective tax rate was 30.0% and 29.2%, respectively, for the three and six months ended December 31, 2006 and was 28.5% for the three and six months ended December 31, 2005. The effective tax rates represent estimates of the full year effective tax rate. The effective tax rate for the six months ended December 31, 2006 is higher than the fiscal year 2006 effective tax rate of 28.0% due to our anticipation of greater earnings during fiscal 2007 in countries with tax rates that are higher relative to the fiscal 2006 earnings mix.
Backlog
     Our order backlog on December 31, 2006 was approximately $375.9 million, an increase of $78.4 million compared with $297.5 million at December 31, 2005. Orders for the three months ended December 31, 2006 were $778.7 million, an increase of 10.7% compared with $703.4 million for the prior year period. Woodhead contributed bookings of $52.2 million to the current quarter, and had a backlog of $19.8 million on December 31, 2006. Orders and backlog decreased sequentially due to lower demand in the telecommunications and data markets.
Financial Condition and Liquidity
     Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $343.5 million and $485.5 million at December 31, 2006 and June 30, 2006, respectively. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments. Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our balance sheet with debt financing. We have historically used external borrowings only when a clear financial advantage exists. We believe that our liquidity and financial flexibility are adequate to support both current and future growth. Long-term debt at December 31, 2006 totaled $132.8 million.
Cash Flows
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Six Months	Six Months
	Dec. 31,	Dec. 31,
	2006	2005

Cash provided from operating activities	$165,341	$177,929
Cash used for investing activities	(278,018)	(53,296)
Cash provided by (used for) financing activities	73,149	(106,200)
Effect of exchange rate changes on cash	6,126	(498)

Net (decrease) increase in cash	$(33,402)	$17,935

Operating Activities
     Cash provided from operating activities decreased by $12.6 million from the prior year period due mainly to greater use of funds to finance working capital needs compared with the prior year period. This working capital increase was primarily due to the revenue growth for the six months ended December 31, 2006 compared with the prior year period. Working capital is defined as current assets minus current liabilities.
Investing Activities
     On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction valued at approximately $237.1 million, including the assumption of debt and net of cash acquired. Capital expenditures were $155.8 million for the six months ended December 31, 2006 compared with $131.1 million in the prior year period. Capital expenditures for the six months ended December 31, 2006 were primarily related to increasing capacity in the Americas, Asia Pacific North and Asia Pacific South regions.
Financing Activities
     In order to fund the cash portion of our investment in Woodhead made during the first quarter, we entered into two term notes aggregating 15 billion Japanese yen ($127.7 million) and borrowed $44.0 million on our unsecured revolving credit line. The term note agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. The $44.0 million that we borrowed on our unsecured revolving line of credit was repaid during the second quarter of fiscal 2007.
     We purchased 422,500 shares of Class A Common Stock during the six months ended December 31, 2006, at an aggregate cost of $12.5 million and 3,683,000 shares of Common Stock and Class A Common Stock during the six months ended December 31, 2005, at an aggregate cost of $95.1 million. We use shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and our Employee Stock Purchase Plan.

     Our Board of Directors previously authorized the repurchase of up to an aggregate $250.0 million of common stock though December 31, 2006. On October 27, 2006, the Board of Directors extended this authorization through September 30, 2007. Approximately $37.5 million was remaining under the authorization as of December 31, 2006.
     We have sufficient cash balances and cash flow to support our planned growth. In the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements and debt balances.
Contractual Obligations and Commercial Commitments
     We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2006. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in our contractual obligations and commercial commitments since June 30, 2006 arising outside of the ordinary course of business other than the $44.0 million revolving line of credit borrowed last quarter and repaid during the current quarter and $127.7 million long-term debt borrowings.
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

     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at December 31, 2006 or 2005.
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
     The translation of the financial statements of the non-U.S. operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $29.2 million and decreased income from operations of $0.1 million for the six months ended December 31, 2006, compared with the estimated results for the comparable period in the prior year.
     Our $44.1 million of marketable securities at December 31, 2006 are principally debt instruments that generate interest income for us on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date. Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.
     Interest rate exposure is generally limited to our marketable securities and long-term debt. Long-term debt increased during the six months ended December 31, 2006, as a result of two borrowings aggregating approximating 15 billion Japanese yen ($127.7 million) by an entity that we own in Japan. The 3-year unsecured debt financing has a weighted average fixed interest rate approximating 1.3%. Total long-term debt was $132.8 million at December 31, 2006. We do not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short duration of our investments (less than 12 months) and the fixed-rate nature of our long-term debt.
     Due to the nature of our operations, we do not believe that we are generally subject to significant concentration risks relating to customers or products.
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
     Based upon their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting
     During the three months ended December 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the SEC, we excluded Woodhead from our assessment of our internal control over financial reporting for the quarter ended December 31, 2006 and also expect to exclude Woodhead from our annual assessment for the year ended June 30, 2007. We are in the process of integrating the internal control procedures of Woodhead into our internal control structure.

PART II
Item 1. Legal Proceedings
     Between March 2, 2005 and April 22, 2005, seven separate complaints were filed, each purporting to be on behalf of a class of Molex shareholders, against us, and certain of our officers and employees. The shareholder actions have been consolidated before Judge Ruben Castillo in a case pending in the United States District Court for the Northern District of Illinois Eastern Division entitled The Takara Trust v. Molex Incorporated, et. al., Case No. 05C 1245. The Consolidated Amended Complaint alleges, among other things, that during the period from July 27, 2004 to February 14, 2005, the named defendants made or caused to be made a series of materially false or misleading statements about Molex’s business, prospects, operations, and financial statements which constituted violations of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The complaint also alleges that certain of the named defendants engaged in insider trading in violation of Section 10(b) and Rule 10b-5. On April 28, 2006, the Court denied defendants’ motion to dismiss the complaint. On July 6, 2005, the Court appointed City of Pontiac Group, Joan L. Weeks individually and as trustee, and James Baker as lead plaintiffs, and approved lead plaintiffs’ choice of lead counsel. On June 15, 2006, defendants answered the complaint, denying any liability to plaintiffs and asserting numerous defenses. The parties have reached a settlement in principle of this action, which will be funded by insurance proceeds. On November 7, 2006, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice, in which the Court certified a class for purposes of settlement, granted preliminary approval of the settlement, authorized distribution of notice of the settlement to the prospective class, and set a schedule for the filing of objections to the settlement and briefs in support of the settlement. The Court set March 1, 2007 as the final hearing date for approval of the settlement. The deadline for class members to opt out of the class or to file objections to the settlement was January 9, 2007. To our knowledge, no objections or opt-outs were filed.
     In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers in the Circuit Court of Cook County, Illinois. The derivative actions arise principally out of the same facts as the stockholder actions described above. These two actions have been consolidated and an amended and consolidated complaint has been filed. In August 2006, plaintiffs asked the court for permission to file a further amended complaint, which adds allegations that stock options were priced and issued improperly. On November 9, 2006 the plaintiffs filed their amended complaint. On January 10, 2007, we and the individual defendants filed motions to dismiss the amended complaint, along with a brief in support of the motions. We believe the stockholder derivative actions are without merit and intend to continue vigorously contesting these actions.
     The Commission has commenced an informal inquiry into our stock option granting practices, and the Office of the U.S. Attorney for the Northern District of Illinois has also requested information on this subject. As previously disclosed, a Special Committee of our Board of Directors completed a review of our past option granting practices. Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.
     On January 25, 2007, we filed a suit in the United States District Court in Nevada against FCI Americas Technology, Inc. (FCI) seeking a declaratory judgment that our I-Trac™ connectors are not covered by FCI’s shieldless connector patents, and further seeking an injunction against FCI’s continued assertions that such connectors infringe any of FCI’s patents. Following the filing of our suit, on January 26, 2007 FCI and FCI USA, Inc. filed a patent infringement suit against us in the United States District Court in Delaware that alleges that we are infringing certain of their patents relating to shieldless connectors. We believe that our I-Trac™ connectors do not infringe FCI’s patents and intend to vigorously pursue our position. Although we cannot predict the outcome of this matter, we do not expect that it will have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 25, 2005, our Board of Directors authorized the purchase of up to $250.0 million of Common Stock and/or Class A Common Stock during the period ending December 31, 2006. On October 27, 2006, the Board of Directors extended this authorization through September 30, 2007. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2006 were as follows (in thousands, except price per share data):

			Total Number	Dollar Value
			of Shares	of Shares
	Total Number		Purchased as	That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
Class A Common Stock:

October 1 — October 31	84	$31.14	—	$45,059
November 1 — November 30	304	29.01	260	37,537
December 1 — December 31	—	—	—	37,537

Total	389	$29.47	260	$37,537

     Also during October, 28,267 shares of Common Stock were purchased at an average price of $34.85 per share that was not part of a publicly announced plan.
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