Form 10-Q
period 2007-03-31
MOLEX INC
filed 2007-04-30
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period Ended March 31, 2007

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

On April 27, 2007, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock

99,612,938

Class A Common Stock

84,753,345

Class B Common Stock

      94,255

Molex Incorporated

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of
	March 31, 2007 and June 30, 2006	3

	Condensed Consolidated Statements of Income for the
	three and nine months ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows for the
	nine months ended March 31, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

SIGNATURES		24
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I Item 1. Financial Statements Molex Incorporated Condensed Consolidated Balance Sheets (in thousands)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,574	$332,815
Marketable securities	53,505	152,728
Accounts receivable, less allowances of $31,542 and $26,513, respectively	692,904	660,665
Inventories	415,334	347,312
Other current assets	68,116	54,713
Total current assets	1,549,433	1,548,233
Property, plant and equipment, net	1,131,537	1,025,852
Goodwill	322,237	149,458
Other assets	274,056	250,877
Total assets	$3,277,263	$2,974,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$283,446	$305,876
Accrued expenses	152,075	189,390
Other current liabilities	92,118	99,546
Total current liabilities	527,639	594,812
Other non-current liabilities	18,864	14,709
Accrued pension and postretirement benefits	79,833	75,055
Long-term debt	134,601	7,093
Minority interest in subsidiaries	1,103	882
Total liabilities	762,040	692,551

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock	10,973	10,900
Paid-in capital	491,304	442,586
Retained earnings	2,631,656	2,464,889
Treasury stock	(778,104)	(743,219)
Accumulated other comprehensive income	159,394	106,713
Total stockholders’ equity	2,515,223	2,281,869
Total liabilities and stockholders’ equity	$3,277,263	$2,974,420

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated Condensed Consolidated Statements of Income (Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net revenue	$807,014	$720,327	$2,474,026	$2,077,490
Cost of sales	556,026	477,929	1,695,120	1,393,477
Gross profit	250,988	242,398	778,906	684,013

Selling, general and administrative	162,471	157,178	496,463	452,888
Restructuring costs	–	4,287	–	15,674
Total operating expenses	162,471	161,465	496,463	468,562

Income from operations	88,517	80,933	282,443	215,451

Equity income	1,763	2,020	5,515	8,531
Gain (loss) on investment	(4)	1	(38)	115
Interest income, net	2,080	2,653	6,169	7,625
Other income, net	3,839	4,674	11,646	16,271

Income before income taxes and minority interest	92,356	85,607	294,089	231,722

Income taxes	26,978	24,388	85,874	66,004
Minority interest	60	35	169	98

Net income	$65,318	$61,184	$208,046	$165,620

Earnings per share:
Basic	$0.36	$0.33	$1.13	$0.89
Diluted	$0.35	$0.33	$1.12	$0.88

Dividends declared per share	$0.0750	$0.0500	$0.2250	$0.1500

Average common shares outstanding:
Basic	183,985	184,658	183,922	186,019
Diluted	185,271	186,303	185,591	187,846

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2007	2006

Operating activities:
Net income	$208,046	$165,620
Add non-cash items included in net income:
Depreciation and amortization	177,138	160,411
Share-based compensation	19,616	21,782
Other non-cash items	4,763	8,832
Changes in assets and liabilities:
Accounts receivable	24,488	(84,772)
Inventories	(29,724)	(33,505)
Accounts payable	(56,396)	4,923
Other current assets and liabilities	(64,444)	15,799
Other assets and liabilities	(8,233)	6,073
Cash provided from operating activities	275,254	265,163

Investing activities:
Capital expenditures	(219,435)	(193,844)
Proceeds from sales or maturities of marketable securities	4,449,264	1,069,285
Purchases of marketable securities	(4,349,497)	(994,744)
Acquisitions	(237,207)	–
Other investing activities	7,466	(18,919)
Cash used for investing activities	(349,409)	(138,222)

Financing activities:
Proceeds from revolving credit facility	44,000	–
Payments on revolving credit facility	(44,000)	–
Proceeds from issuance of long-term debt	131,045	–
Payments of long-term debt	(26,570)	(2,127)
Cash dividends paid	(41,382)	(26,076)
Exercise of stock options	7,967	11,905
Purchase of treasury stock	(19,967)	(135,044)
Other financing activities	384	(1,994)
Cash provided by (used for) financing activities	51,477	(153,336)

Effect of exchange rate changes on cash	9,437	5,147
Net decrease in cash and cash equivalents	(13,241)	(21,248)
Cash and cash equivalents, beginning of period	332,815	309,756
Cash and cash equivalents, end of period	$319,574	$288,508

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended March 31, 2007 are not necessarily an indication of the results that may be expected for the year ending June 30, 2007. The Condensed Consolidated Balance Sheet as of June 30, 2006 was derived from our audited consolidated financial statements for the year ended June 30, 2006. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended June 30, 2006.

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

2.

Restructuring Charges

During the fourth quarter of fiscal 2005, we decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs.  Production from the closed operations was transferred to existing plants within the respective regions.  Also included in the restructuring charge were costs to reduce our selling, general and administrative costs in the Americas, Europe and at the corporate office.

The cumulative restructuring charges as of June 30, 2006 were $54.2 million, of which $27.0 million related to the Americas region, $19.2 million related to the European region and $8.0 million for corporate operations.  The restructuring activities were substantially complete as of June 30, 2006.

The change in the accrued severance balance related to the restructuring charge is summarized as follows:

Balance at June 30, 2006	$15,941
Cash payments	(9,556)
Balance at March 31, 2007	$6,385

3.

Acquisition

On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $237.2 million, including the assumption of debt and net of cash acquired.  Woodhead develops, manufactures and markets network and electrical infrastructure components engineered for performance in harsh, demanding, and hazardous industrial environments. The acquisition is a significant step in our strategy to expand our products and capabilities in the global industrial market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$100,423
Land and depreciable assets, net	48,019
Goodwill	165,085
Intangible assets	39,000
Other assets	1,078
Assets acquired	353,605
Liabilities assumed	116,398
Net assets acquired	$237,207

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

The following table illustrates the effect on operating results for the nine months ended March 31, 2006, as if we had acquired Woodhead as of the beginning of that period.  The pro forma effect on the nine months ended March 31, 2007 was not material.

Net revenue	$2,242,966
Income from operations	227,314
Net income	173,549
Net income per common share – basic	$0.93
Net income per common share – diluted	0.92

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

4.

Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Basic average common shares outstanding	183,985	184,658	183,922	186,019
Effect of dilutive stock options	1,286	1,645	1,669	1,827
Diluted average common shares outstanding	185,271	186,303	185,591	187,846

5. Comprehensive Income Total comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$65,318	$61,184	$208,046	$165,620
Translation adjustments	21,851	17,086	47,750	753
Unrealized investment (loss) gain	(535)	1,657	4,931	2,175
Total comprehensive income	$86,634	$79,927	$260,727	$168,548

6. Inventories Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following:

	March 31,	June 30,
	2007	2006
Raw materials	$87,702	$62,288
Work in process	119,041	107,533
Finished goods	208,591	177,491
Total inventories	$415,334	$347,312

7. Pensions and Other Postretirement Benefits The components of pension benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$2,057	$2,011	$6,185	$6,590
Interest cost	1,700	1,286	5,082	3,950
Expected return on plan assets	(1,723)	(1,307)	(5,137)	(3,911)
Amortization of prior service cost	55	27	169	83
Recognized actuarial losses	45	340	135	1,061
Amortization of transition obligation	10	10	30	29
Benefit cost	$2,144	$2,367	$6,464	$7,802

The components of retiree health care benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$587	$641	$1,740	$1,925
Interest cost	662	597	1,963	1,790
Amortization of prior service cost	(170)	(18)	(504)	(53)
Recognized actuarial losses	278	260	823	779
Benefit cost	$1,357	$1,480	$4,022	$4,441

8.

Commitments and Contingencies

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us, and certain of our officers and employees.  The shareholder actions were consolidated, and the consolidated amended complaint alleged, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of securities laws and rules.  The parties reached a settlement in principle of this action in August 2006.  The settlement received final approval by the court on March 1, 2007 and was funded by insurance proceeds.

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers. The derivative actions arose principally out of the same facts as the stockholder actions described above.  These two actions were consolidated and an amended and consolidated complaint was filed.  In November 2006, plaintiffs filed a further amended complaint that added allegations that stock options were priced and issued improperly.  The parties reached a settlement in principle of this action in February 2007.  The settlement received final approval by the court on April 20, 2007.  The settlement included an award of attorneys’ fees funded by insurance proceeds and the Board’s commitment to maintain certain corporate governance measures.

9.

Long-Term Debt

During the nine months ended March 31, 2007, we entered into two unsecured borrowing agreements approximating 15 billion Japanese yen ($128.4 million).  Both agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. Interest on both loans is payable every six months with the principal due in September 2009.

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

11.

Segments and Related Information

We operate in one product segment, the manufacture and sale of electronic components, and four geographic regions.  Revenue is recognized based on the location of the selling entity.  Effective July 1, 2006, we realigned our management structure in the Asia regions. As part of the realignment, the Far East North region was renamed the Asia Pacific North region and the Far East South region was renamed the Asia Pacific South region. Additionally, our entity in Korea is now managed by Asia Pacific South and was included in Asia Pacific North prior to July 1, 2006. Our entity in Thailand is now managed by Asia Pacific North beginning July 1, 2006, and was included in Asia Pacific South prior to July 1, 2006. Regional operating results for the three and nine month periods ended March 31, 2006, were changed to conform to the current year reporting structure. Woodhead has locations around the world but is included in the table below as corporate and other because it is aligned independently from the other regions and is immaterial for separate classification.   Information by region for the three and nine months ended March 31 is summarized as follows:

		Inter-
	Customer	Company	Net	Net
Three months ended:	Revenue	Revenue	Revenue	Income
March 31, 2007:
Americas	$193,019	$62,456	$255,475	$6,967
Asia Pacific North	127,669	94,983	222,652	24,398
Asia Pacific South	263,606	37,466	301,072	21,816
Europe	144,566	13,738	158,304	3,736
Corporate and other	78,154	30,747	108,901	8,401
Eliminations	–	(239,390)	(239,390)	–
Total	$807,014	$–	$807,014	$65,318

March 31, 2006:
Americas	$197,821	$57,397	$255,218	$14,553
Asia Pacific North	112,245	100,897	213,142	31,474
Asia Pacific South	261,757	32,391	294,148	33,202
Europe	131,909	11,493	143,402	(2,804)
Corporate and other	16,595	30,536	47,131	(15,241)
Eliminations	–	(232,714)	(232,714)	–
Total	$720,327	$–	$720,327	$61,184

		Inter-
	Customer	Company	Net	Net
Nine months ended:	Revenue	Revenue	Revenue	Income
March 31, 2007:
Americas	$592,004	$192,285	$784,289	$34,433
Asia Pacific North	386,633	330,063	716,696	89,223
Asia Pacific South	870,444	117,423	987,867	86,839
Europe	414,657	47,603	462,260	9,452
Corporate and other	210,288	102,337	312,625	(11,901)
Eliminations	–	(789,711)	(789,711)	–
Total	$2,474,026	$–	$2,474,026	$208,046

March 31, 2006:
Americas	$581,143	$148,982	$730,125	$29,453
Asia Pacific North	324,906	296,300	621,206	82,598
Asia Pacific South	759,052	104,538	863,590	97,692
Europe	363,739	33,064	396,803	(13,284)
Corporate and other	48,650	90,380	139,030	(30,839)
Eliminations	–	(673,264)	(673,264)	–
Total	$2,077,490	$–	$2,077,490	$165,620

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

On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $237.2 million, including the assumption of debt and net of cash acquired.  Woodhead develops, manufactures and markets network and electrical infrastructure products engineered for performance in harsh, demanding, and hazardous industrial environments and is a significant step in our strategy to expand our products and capabilities in the global industrial market. The acquisition of Woodhead contributed net revenue of $147.9 million and net income of $6.0 million for the nine months ended March 31, 2007.

In September 2006 we approved a plan to close our production facilities in Brazil. We expect to complete the closure of these facilities during the three months ended March 31, 2007, which we anticipate will reduce our quarterly revenue by approximately $10 million to $15 million after the facilities are closed.  We recognized impairment charges and severance costs approximating $5.2 million during the nine months ended March 31, 2007 in connection with our decision to shut-down the Brazil production facilities.

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

Results of Operations

The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands).

	Three Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006

Net revenue	$807,014	$720,327	$86,687	12.0%	100.0%	100.0%
Cost of sales	556,026	477,929	(78,097)	(16.3)	68.9	66.3
Gross profit	250,988	242,398	8,590	3.5	31.1	33.7

Selling, general & administrative	162,471	157,178	(5,293)	(3.4)	20.1	21.8
Restructuring costs	–	4,287	4,287	100.0	–	0.6
Income from operations	88,517	80,933	7,584	9.4	11.0	11.3

Other income, net	3,839	4,674	(835)	(17.9)	0.5	0.6
Income before income taxes	92,356	85,607	6,749	7.9	11.5	11.9
Income taxes & minority interest	27,038	24,423	(2,615)	(10.7)	3.4	3.4
Net income	$65,318	$61,184	$4,134	6.8%	8.1%	8.5%

	Nine Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006

Net revenue	$2,474,026	$2,077,490	$396,536	19.1%	100.0%	100.0%
Cost of sales	1,695,120	1,393,477	(301,643)	(21.6)	68.5	67.1
Gross profit	778,906	684,013	94,893	13.9	31.5	32.9

Selling, general & administrative	496,463	452,888	(43,575)	(9.6)	20.1	21.8
Restructuring costs	–	15,674	15,674	100.0	–	0.7
Income from operations	282,443	215,451	66,992	31.1	11.4	10.4

Other income, net	11,646	16,271	(4,625)	(28.4)	0.5	0.8
Income before income taxes	294,089	231,722	62,367	26.9	11.9	11.2
Income taxes & minority interest	86,043	66,102	(19,941)	(30.2)	3.5	3.2
Net income	$208,046	$165,620	$42,426	25.6%	8.4%	8.0%

Net Revenue

  We estimate that the impact of price erosion reduced revenue by approximately $31.6 million compared with the prior year quarter.  For the nine months ended March 31, 2007, we estimate that the impact of price erosion reduced revenue by approximately $101.4 million.  A significant portion of the price erosion occurred in our mobile phone products, which are part of our telecommunications market.  We sell our products in five primary markets.  The estimated change in revenue from each market during the third quarter of fiscal 2007 as compared with the same quarter last year (Comparable Quarter) and the second quarter of fiscal 2007 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	4.2%	(7.2)%
Telecommunications	0.5	(8.1)
Automotive	13.6	10.3
Data	1.8	(6.8)
Industrial	99.2	1.2
Total	12.0	(2.9)

The Woodhead acquisition added $58.3 million to revenues in the current quarter. Woodhead contributed 89% of the 99% growth in industrial sales as compared with the prior year quarter and was representative of the sequential industrial growth.  The remaining increase in revenue was derived primarily from unit volume increases with existing customers and existing products and sales of new products.

We operate in one product segment, the manufacture and sale of electronic components, and four regions. Revenue is recognized based on the location of the selling entity. Effective July 1, 2006, we realigned our management structure in the Asia region. As part of the realignment, the Far East North region was renamed the Asia Pacific North region and the Far East South region was renamed the Asia Pacific South region. Additionally, our entity in Korea is now managed by Asia Pacific South and was included in the Asia Pacific North prior to July 1, 2006. Our entity in Thailand is now managed by Asia Pacific North beginning July 1, 2006 and was included in the Asia Pacific South prior to July 1, 2006. Regional operating results for the three and nine months ended March 31, 2006, were changed to conform to the current year reporting structure. Woodhead has locations around the world but is included in the revenue-related tables below as corporate and other because the division is aligned independently from the other regions and is immaterial for separate classification.   The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006
Americas	$193,019	$197,821	$(4,802)	(2.4)%	23.9%	27.5%
Asia Pacific North	127,669	112,245	15,424	13.7	15.8	15.6
Asia Pacific South	263,606	261,757	1,849	0.7	32.7	36.3
Europe	144,566	131,909	12,657	9.6	17.9	18.3
Corporate and other	78,154	16,595	61,559	370.9	9.7	2.3
Total	$807,014	$720,327	$86,687	12.0%	100.0%	100.0%

	Nine Months Ended		$ Change	% Change	Results as %
	March 31,		Favorable	Favorable	of Net Revenue
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006
Americas	$592,004	$581,143	$10,861	1.9%	23.9%	28.0%
Asia Pacific North	386,633	324,906	61,727	19.0	15.6	15.6
Asia Pacific South	870,444	759,052	111,392	14.7	35.2	36.5
Europe	414,657	363,739	50,918	14.0	16.8	17.5
Corporate and other	210,288	48,650	161,638	332.2	8.5	2.4
Total	$2,474,026	$2,077,490	$396,536	19.1%	100.0%	100.0%

The weakening of the U.S. dollar against certain foreign currencies, principally the euro, Singapore dollar and Korean won increased revenue by approximately $20.2 million and $49.4 million, respectively, for the three and nine months ended March 31, 2007 over the prior year periods. The following tables show the effect on the change in net revenue from foreign currency translations to the U.S. dollar:

	Three Months Ended March 31, 2007			Nine Months Ended March 31, 2007
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$(4,957)	$155	$(4,802)	$10,026	$835	$10,861
Asia Pacific North	17,451	(2,027)	15,424	68,323	(6,596)	61,727
Asia Pacific South	(4,628)	6,477	1,849	90,807	20,585	111,392
Europe	(134)	12,791	12,657	22,731	28,187	50,918
Corporate and other	58,764	2,795	61,559	155,210	6,428	161,638
Net change	$66,496	$20,191	$86,687	$347,097	$49,439	$396,536

The change in revenue on a local currency basis is as follows:

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2007
Americas	(2.5)%	1.7%
Asia Pacific North	15.5	21.0
Asia Pacific South	(1.8)	12.0
Europe	(0.1)	6.2
Total	9.2	16.7

We continued our long-term commitment to reinvesting our profits in new product design and tooling to maintain and enhance our competitive position.  Revenue derived from the sale of new products we released within the last 36 months as a percentage of net revenue is as follows:

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2007
Americas	25.4%	24.7%
Asia Pacific North	33.8	30.2
Asia Pacific South	33.4	31.5
Europe	23.4	24.8
Total	27.2	26.7

Americas Region  –  North and South America

Year-to-date revenue in the Americas region increased from the prior year comparable period primarily due to stronger demand and new product offerings during the first quarter of fiscal 2007, particularly in high performance applications such as servers and routers.  While growth during the first quarter of fiscal 2007 was across all channels for the connector products, revenue was relatively consistent during the second and third quarters of fiscal 2007, as compared with the respective prior year periods.  Stronger demand for automotive and network products during the second and third quarters of fiscal 2007 were offset by a weaker mobile communications market.

Brazil revenue for the nine months ended March 31, 2007 declined $28.4 million as compared with the prior year period as we continue with our plan to close our production facilities in Brazil.

The lower mobile communications demand experienced during the second quarter extended into the third quarter of fiscal 2007.  Additionally, while we believe that sales growth in the Americas region was negatively affected over the past two years by the movement offshore of original equipment manufacturers and contract manufacturers, we believe that this movement offshore by OEMs and contract manufacturers positively contributed to sales in other regions of our business, especially in the Asia Pacific South region.

Asia Pacific North Region – Japan and Thailand

Revenue in local currencies was higher during the three and nine months ended March 31, 2007 as compared with the same periods last year primarily due to stronger demand in the consumer and industrial markets. We believe that we are well positioned for growth in the satellite radio and games segment, where we have good connector content in Pachinko game machines and on the new Wii machine and the Sony PS3.

While demand for high-end mobile phones declined sequentially during the third quarter of fiscal 2007, the region continues to capitalize on its ability to design compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market.  The region has developed connectors for third generation (3G) phones.  We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.

The Asia Pacific North region generally operates at a high capacity level with significant resources allocated to support higher demand in the Asia Pacific South region. Revenue between regions is generally recognized as intercompany revenue, which is excluded from the revenue by region table above.

Asia Pacific South Region – Singapore, Malaysia, China, Korea, Taiwan and India

The Asia Pacific South region is our largest and has generally been one of our fastest growing in terms of revenue. The revenue growth in this region for the nine months ended March 31, 2007 over the prior year period was driven by stronger demand across the mobile phone, computer and telecommunications infrastructure sectors, although beginning during the second quarter of fiscal 2007, we have experienced sequential declines in the mobile phone and computer businesses. These sequential declines were offset by higher sequential revenue in the telecommunications infrastructure sector.

Sales in China represent 61% and 63%, respectively, of total Asia Pacific South sales for the three and nine months ended March 31, 2007 increasing by 0.1% during the quarter and 20% year-to-date as compared with the prior year periods, due to customer demand supported by increased production capacity. The drivers of this growth included (i) overall higher demand in the mobile phone, consumer electronics and computer markets, (ii) the trend of American, European and Japanese companies moving their design and production to China and (iii) greater penetration of Taiwanese multinational accounts.  A significant portion of our integrated products that require a higher level of manual assembly are produced in China.

European Region

For the three and nine months ended March 31, 2007, revenue as compared with the prior year periods increased primarily due to higher revenue from consumer products in the industrial and automotive markets offset by the movement to Asia of original equipment manufacturers and contract manufacturers.  Revenue growth in the automotive market was primarily due to new project wins and higher electronic content in vehicles and industrial sector growth was primarily due to a large order for a cable assembly product.  We believe that the movement of original equipment manufacturers to Asia is a trend that contributed to sales growth in our Asia Pacific South region.

The region is focused on the markets that we believe are most likely to remain in Europe.  These include connectors and integrated products for industrial, medical and automotive applications.

Gross Profit

Gross profit as a percentage of net revenue declined during the three and nine months ended March 31, 2007 primarily due to higher than normal price erosion, higher raw material costs, increases in inventory reserves and costs associated with the closure of the Brazil operations. We estimate that we paid approximately $13.7 million and $52.9 million more for metal alloys (primarily copper) and gold due to higher commodity prices in the three and nine month periods compared with the prior year periods. We expect the effect of price erosion that we realized in the mobile phone business during the second quarter of fiscal 2007 to impact the remainder of fiscal year. These cost increases, along with the impact of price erosion, were partially offset by selective price increases that were effective in February and September 2006, improvements in manufacturing efficiencies and favorable changes in currency exchange rates.  We recognized impairment charges and severance costs approximating $5.2 million during the nine months ended March 31, 2007 in connection with our decision to shut-down the Brazil production facilities. We recognized an expense for excess and obsolete inventory that was $6.0 million higher in the third quarter and $2.4 million higher in the second quarter as compared with prior year comparable periods, which was primarily as a result of reduced customer orders.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar.  As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue.  We estimate that the impact from currency transactions increased gross profit by approximately $5.0 million and $13.3 million for the three and nine months ended March 31, 2007 compared with the prior year periods.  These increases were primarily due to a weaker yen relative to other currencies during the respective periods ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended March 31, 2007 improved as a percent of net revenue over the prior year periods primarily due to leverage of fixed selling, general and administrative costs on higher revenue, lower cost structure resulting from our 2005 restructuring initiative, relatively lower compensation expense and other cost containment activities. Additionally, the prior year-to-date period included bad debt expense of approximately $3.0 million in connection with an account receivable from an automotive customer that filed for bankruptcy. The impact of currency translation increased selling, general and administrative expenses by approximately $3.9 million and $9.1 million, respectively, for the three and nine months ended March 31, 2007.

Research and development expenditures, which are classified as selling, general and administrative expenses were $121.8 million, or 4.9% of net revenue, for the nine months ended March 31, 2007, compared with 5.1% in the prior year period.

Restructuring Costs

We recorded a pre-tax restructuring charge of $15.7 million during the nine months ended March 31, 2006, that consisted primarily of severance and other employee-related costs.

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

Effective Tax Rate

The effective tax rate was 29.2% for the three and nine months ended March 31, 2007 and was 28.5% for the three and nine months ended March 31, 2006.  The effective tax rates represent estimates of the full year effective tax rate. The effective tax rate for the nine months ended March 31, 2007 is higher than the fiscal year 2006 effective tax rate of 28.5% due to our anticipation of greater earnings during fiscal 2007 in countries with tax rates that are higher relative to the fiscal 2006 earnings mix.

 Backlog

Our order backlog on March 31, 2007 was approximately $345.9 million, a decrease of $8.4 million compared with $354.3 million at March 31, 2006.  Orders for the three months ended March 31, 2007 were $782.8 million, an increase of 1.8% compared with $769.2 million for the prior year period.  Compared with the prior year periods, our backlog decreased due to improved delivery and orders increased due to the Woodhead acquisition. Woodhead contributed orders of $60.7 million to the current quarter, and had a backlog of $22.0 million on March 31, 2007. The incremental Woodhead orders were offset by lower orders from the mobile and consumer sectors.

Financial Condition and Liquidity

Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves.  Cash, cash equivalents and marketable securities totaled $373.1 million and $485.5 million at March 31, 2007 and June 30, 2006, respectively.  The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments.  Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our balance sheet with debt financing.  We have historically used external borrowings only when a clear financial advantage exists. We believe that our liquidity and financial flexibility are adequate to support both current and future growth.  Long-term debt at March 31, 2007 totaled $134.6 million.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months	Nine Months
	Mar. 31,	Mar. 31,
	2007	2006
Cash provided from operating activities	$275,254	$265,163
Cash used for investing activities	(349,409)	(138,222)
Cash provided by (used for) financing activities	51,477	(153,336)
Effect of exchange rate changes on cash	9,437	5,147
Net decrease in cash	$(13,241)	$(21,248)

Operating Activities

Cash provided from operating activities increased by $10.1 million from the prior year period due mainly to higher net income, offset by a greater use of funds to finance working capital needs compared with the prior year period.  This working capital increase was primarily due to the revenue growth for the nine months ended March 31, 2007 compared with the prior year period.  Working capital is defined as current assets minus current liabilities.

Investing Activities

On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction valued at approximately $237.2 million, including the assumption of debt and net of cash acquired.  Capital expenditures were $219.4 million for the nine months ended March 31, 2007 compared with $193.8 million in the prior year period.  Capital expenditures for the nine months ended March 31, 2007 were primarily related to increasing capacity in the Americas, Asia Pacific North and European regions.

Financing Activities

In order to fund the cash portion of our investment in Woodhead made during the first quarter, we entered into two term notes aggregating 15 billion Japanese yen ($128.4 million) and borrowed $44.0 million on our unsecured revolving credit line.  The term note agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. The $44.0 million that we borrowed on our unsecured revolving line of credit was repaid during the second quarter of fiscal 2007.

We purchased 702,500 shares of Class A Common Stock during the nine months ended March 31, 2007, at an aggregate cost of $20.0 million and 5,083,000 shares of Common Stock and Class A Common Stock during the nine months ended March 31, 2006, at an aggregate cost of $135.0 million. We use shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and our Employee Stock Purchase Plan.

Our Board of Directors previously authorized the repurchase of up to an aggregate $250.0 million of common stock though December 31, 2006.  On October 27, 2006, the Board of Directors extended this authorization through September 30, 2007.  Approximately $30.1 million was remaining under the authorization as of March 31, 2007.

We have sufficient cash balances and cash flow to support our planned growth. In the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures.  The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements and debt balances.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2006.  In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations.  There have been no material changes in our contractual obligations and commercial commitments since June 30, 2006 arising outside of the ordinary course of business other than the $44.0 million revolving line of credit borrowed last quarter and repaid during the current quarter and $128.4 million long-term debt borrowings.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments.  Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows.  No material foreign exchange contracts were in use at March 31, 2007 or 2006.

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

The translation of the financial statements of the non-U.S. operations is impacted by fluctuations in foreign currency exchange rates.  The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $49.4 million and increased income from operations of $0.6 million for the nine months ended March 31, 2007, compared with the estimated results for the comparable period in the prior year.

Our $53.5 million of marketable securities at March 31, 2007 are principally debt instruments that generate interest income for us on temporary excess cash balances.  These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date.  Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.

Interest rate exposure is generally limited to our marketable securities and long-term debt.  Long-term debt increased during the nine months ended March 31, 2007, as a result of two borrowings aggregating approximating 15 billion Japanese yen ($128.4 million) by an entity that we own in Japan. The 3-year unsecured debt financing has a weighted average fixed interest rate approximating 1.3%. Total long-term debt was $134.6 million at March 31, 2007.  We do not actively manage the risk of interest rate fluctuations.  However, such risk is mitigated by the relatively short duration of our investments (less than 12 months) and the fixed-rate nature of our long-term debt.

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

Based upon their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As permitted by the rules and regulations of the SEC, we excluded Woodhead from our assessment of our internal control over financial reporting for the quarter ended March 31, 2007 and also expect to exclude Woodhead from our annual assessment for the year ended June 30, 2007.  We are in the process of integrating the internal control procedures of Woodhead into our internal control structure.

PART II

Item 1.  Legal Proceedings

Between March 2, 2005 and April 22, 2005 seven separate complaints were filed, each purporting to be on behalf of a class of Molex stockholders, against us, and certain of our officers and employees.  The shareholder actions were consolidated, and the consolidated amended complaint alleged, among other things, that during the period from July 27, 2004 to February 14, 2005 the named defendants made or caused to be made a series of materially false or misleading statements about our business, prospects, operations, and financial statements which constituted violations of securities laws and rules.  The parties reached a settlement in principle of this action in August 2006.  The settlement received final approval by the court on March 1, 2007 and was funded by insurance proceeds.

In addition, in the Fall of 2005, two stockholder derivative actions were filed against us and certain of our directors and officers. The derivative actions arose principally out of the same facts as the stockholder actions described above.  These two actions were consolidated and an amended and consolidated complaint was filed.  In November 2006, plaintiffs filed a further amended complaint that added allegations that stock options were priced and issued improperly.  The parties reached a settlement in principle of this action in February 2007.  The settlement received final approval by the court on April 20, 2007.  The settlement included an award of attorneys’ fees funded by insurance proceeds and the Board’s commitment to maintain certain corporate governance measures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2005, our Board of Directors authorized the purchase of up to $250.0 million of Common Stock and/or Class A Common Stock during the period ending December 31, 2006.  On October 27, 2006, the Board of Directors extended this authorization through September 30, 2007.  Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2007 were as follows (in thousands, except price per share data):

			Total Number	Dollar Value
			of Shares	of Shares
	Total Number		Purchased as	That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased
Class A Common Stock:	Purchased	Paid per Share	Announced Plan	Under the Plan
January 1 - January 31	8	$27.75	-	$37,537
February 1 - February 28	334	26.52	280	30,109
March 1 - March 31	5	26.26	-	30,109
Total	347	$26.55	280	$30,109

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

Date: April 30, 2007

/S/ DAVID D. JOHNSON

______________________

David D. Johnson

Vice President, Treasurer and

Chief Financial Officer

(Principal Financial Officer)