Form 10-K
period 2007-06-30
MOLEX INC
filed 2007-08-03
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
Commission File Number 0-7491

MOLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2369491 (I.R.S. Employer Identification No.)
2222 Wellington Court, Lisle, Illinois 60532
(Address of principal executive offices)
Registrant’s telephone number, including area code: (630) 969-4550

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 Class A Common Stock, par value $0.05	The Nasdaq Stock Market, Inc. The Nasdaq Stock Market, Inc.
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 27, 2007, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	99,433,450
Class A Common Stock	84,569,833
Class B Common Stock	94,255
     The aggregate market value of the voting and non-voting shares (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2006) held by non-affiliates was approximately $4.0 billion.
DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 26, 2007 are incorporated by reference into Part III of this annual report on Form 10-K.

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
     We are the world’s second-largest manufacturer of electronic connectors in terms of revenue. Net revenue was $3.3 billion for fiscal 2007. We operated 59 manufacturing plants, located in 19 countries on four continents, and employed 33,200 people worldwide as of June 30, 2007.
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
The Connector Industry
     The global connector industry is highly competitive and fragmented and is estimated to represent approximately $43 billion in revenue for fiscal 2007. The industry has grown at a compounded annual rate of 6.1% over the past 25 years and is expected to grow at a rate of 7.9% in calendar year 2007. We believe that our market share was approximately 8% of the worldwide market for electronic connectors in fiscal 2007.
     The connector industry is characterized by rapid advances in technology and new product development. These advances have been substantially driven by the increased functionality of applications in which our products are used. Although many of the products in the connector market are mature products, some with 25-30 year life spans, there is also a constant demand for new product solutions.
     Industry trends that we deem particularly relevant include:
•	Globalization. Synergistic opportunities exist for the industry to design, manufacture and sell electronic products in different countries around the world in an efficient and seamless process. For example, electronic products may be designed in Japan, manufactured in China, and sold in the United States.

•	Convergence of markets. Traditionally separate markets such as consumer electronics, data products and telecommunications are converging, resulting in single devices offering broad-based functionality.

•	Increasing electronics content. Consumer demand for advanced product features, convenience and connectivity is driving connector growth at rates faster than the growth rates of the underlying electronics markets.

•	Product size reduction. High-density, micro-miniature technologies are expanding to markets such as data and mobile phones, leading to smaller devices and greater mobility.

•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines for the majority of their connector requirements.

•	Price erosion. As unit volumes grow, production experience is accumulated and costs decrease, and as a result, prices decline.

Markets and Products
     The approximate percentage of our net revenue by market for fiscal 2007 is summarized below:

	Percentage of Fiscal 2007	Primary End Use Products
Markets	Net Revenue	Supported by Molex
Telecommunications	26%	Mobile phones and devices, networking equipment, switches and transmission equipment
Data Products	21%	Desktop and notebook computers, peripheral equipment, servers, storage, copiers, printers and scanners
Automotive	18%	Engine control units, body electronics, safety electronics, sensors, panel instrumentation and other automotive electronics
Consumer	18%	Digital electronics — CD and DVD players, cameras, plasma and LCD televisions, electronic games and major appliances
Industrial	15%	Factory automation, robotics, automated test equipment, vision systems and diagnostic equipment
Other	2%	Electronic and electrical devices for a variety of markets
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
     Our Serial ATA product enables higher-speed communication between a computer’s disk drive and processor. In addition, our product portfolio includes a wide range of interconnect devices for copiers, printers, scanners and projectors.

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
     We are a leading connector source and preferred supplier to some of the world’s largest computer game makers and have been awarded contracts that demonstrate our skill in designing innovative connectors. In addition, we provide products for video poker and slot machines. Pachinko machines, which are popular in Japan, use our compact 2.00mm pitch MicroClaspTM connector, which features an inner lock that helps on-site installers easily insert new game boards.
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
     We increased our presence in the electrical and factory automation market in fiscal 2007 with the acquisition of Woodhead Industries. As a result, we have extended our industrial product line to include industrial networks and connectivity as well as industrial communications, both electronics and software. In addition, we are expanding our line of compact robotic connectors and I/O connectors for servo motors, as well as identifying factory uses for the time-tested products we have developed for other industries.
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

Business Objectives and Strategies
     One of our primary business objectives is to develop or improve our leadership position in each of our core connector markets by increasing our overall position as a preferred supplier and improve our competitiveness on a global scale.
     We believe that our success in achieving industry-leading revenue growth throughout our history is the result of the following key strengths:
•	Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	Strong intellectual property portfolio that underlies many key products;

•	High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	Strong technical collaboration with customers;

•	Extensive experience with the product development process;

•	Broad geographical presence in developed and developing markets;

•	Continuous effort to develop an efficient, low-cost manufacturing footprint; and

•	A broad range of products both for specific applications and for general consumption.
     We intend to serve our customers and achieve our objectives by continuing to do the following:
•	Concentrate on core markets. We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for more than 60 years. We are a principal supplier of connector components to the telecommunications, computer, consumer, automotive and industrial electronics markets.

•	Grow through the development and release of new products. We invest strategically in the tools and resources to develop and market new products and to expand existing product lines. New products are essential to enable our customers to advance their solutions and their market leadership positions. In fiscal 2007, we generated approximately 27% of our revenue from new products, which are defined as those products released in the last 36 months.

•	Optimize manufacturing. We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure that our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•	Leverage financial strength. We use our expected cash flow from operations to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements. We invested approximately 14% of net revenue in capital expenditures and research and development activities in fiscal 2007.
     On July 1, 2007 we implemented a new global organizational structure that consists of five product-focused divisions and one worldwide sales and marketing organization. When fully operational, we expect the new structure to enable us to work more effectively as a global team to meet customer needs as well as to better leverage our design expertise and our low-cost production centers around the world. The new worldwide sales and marketing organization structure will enhance our ability to sell any product, to any customer, anywhere in the world.
Competition

     We compete with many companies in each of our product categories. These competitors include Amphenol Corporation, Framatome Connectors International, Hirose Electronic Co., Ltd, Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and Tyco Electronics Ltd. as well as a significant number of smaller competitors. The identity and significance of competitors may change over time. We believe that the 10 largest connector suppliers, as measured by revenue, represent approximately 54% of the worldwide market in terms of revenue. Many of these companies offer products in some, but not all, of the markets and regions we serve.
     Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. We also compete on the basis of customer service. Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.
Customers, Demand Creation and Sales Channels
     We sell products directly to OEMs, contract manufacturers and distributors. Our customers include global companies such as Arrow, Cisco, Dell, Ford, General Motors, Hewlett Packard, IBM, Matsushita, Motorola and Nokia. No customer accounted for more than 10 % of net revenues in fiscal 2007, 2006 or 2005.
     Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers. We are engaged in significant operations in foreign countries. Our net revenue originating outside the U.S. based on shipping point to the customer was approximately 73% in fiscal 2007, 73% in fiscal 2006 and 74% in fiscal 2005.
     In fiscal 2007, the share of net revenue from the different regions was approximately as follows:
•	51% of net revenue originated in Asia, with 35% from the Asia Pacific South region (China, Hong Kong, Indonesia, India, Malaysia, Philippines, Singapore, Taiwan and Korea) and 16% from the Asia Pacific North region (Japan and Thailand). Approximately 22% and 15% of net revenue in fiscal 2007 was derived from operations in China and Japan, respectively.

•	29% of net revenue originated in the Americas (United States, Canada, Mexico and South America).

•	20% of net revenue originated in Europe.
     Revenues from customers are generally attributed to countries based upon the location of our sales office. Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors.
     We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide. To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 26% of our net revenue in fiscal 2007.
     We seek to provide customers one-to-one service tailored to their business. Our engineers work collaboratively with customers, often via an innovative online design system, to develop products for specific applications. We provide customers the benefit of state-of-the-art technology for engineering, design and prototyping, supported from 27 development centers in 15 countries. In addition, most customers have a single Molex customer service contact and a specific field salesperson to provide technical product and application expertise.
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
     Information regarding our operations by geographical region appears in Note 17 of the Notes to Consolidated Financial Statements. A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     We incurred total research and development costs of $159 million in fiscal 2007, $141 million in fiscal 2006 and $134 million in fiscal 2005. We believe this investment, approximating 5% of net revenue, is among the highest level relative to the largest participants in the industry and helps us achieve a competitive advantage.
     We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Our engineers are active in approximately 70 such committees, helping give us a voice in shaping the technologies of the future. In fiscal 2007, we commercialized approximately 309 new products and received 683 patents.
     We perform a majority of our design and development of connector products in the U.S. and Japan, but have additional product development capabilities in various locations, including China, Germany, India, Ireland, Korea and Singapore.
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
     We also have expertise in printed circuit card, flexible circuit and harness assembly for our integrated products operations, which build devices that leverage our connector content. Because integrated products require labor-intensive assembly, each of our regions operates at least one low-cost manufacturing center, including China, India, Malaysia, Mexico, Poland, Slovakia and Thailand.
     We continually look for ways to reduce our manufacturing costs as we increase capacity, resulting in a trend of fewer but larger factories. We achieved economies of scale and higher capacity utilization while continuing to assure on-time delivery.
     We incurred total capital expenditures of $296.9 million in 2007, $276.8 million in 2006 and $230.9 million in 2005, which was primarily related to increasing manufacturing capacity.
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
Backlog and Seasonality
     The backlog of unfilled orders at June 30, 2007 was approximately $332.5 million compared with backlog of $370.0 million at June 30, 2006. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.
     We do not believe that aggregate worldwide sales reflect any significant degree of seasonality.
Employees
     As of June 30, 2007, we employed approximately 33,200 people worldwide. We believe we have been successful in attracting and retaining qualified personnel in highly competitive labor markets due to our competitive compensation and benefits as well as our rewarding work environment. We consider our relations with our employees to be strong.
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
     On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $238.1 million, including the assumption of debt and net of cash acquired. Woodhead develops, manufactures and markets network and electrical infrastructure components engineered for performance in harsh, demanding and hazardous industrial environments. The acquisition is a significant step in our strategy to expand our products and capabilities in the global industrial market.
Intellectual Property
     Intellectual property rights that apply to our various products and services include patents, trade secrets and trademarks. We maintain an active program to protect our investment in technology by attempting to ensure intellectual property rights protection for our products.
     As of June 30, 2007, Molex owned 909 United States patents and 3,849 foreign patents in various countries throughout the world. In addition, Molex had 286 patent applications on file with the U.S. Patent Office (includes both U.S. national filings and Patent Cooperation Treaty filings) and 1,388 foreign patent applications pending in various patent offices throughout the world. No assurance can be given that any patents will be issued on pending or future applications. As we develop products for new markets and uses, we normally seek available patent protection.
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
Environmental Matters
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
Executive Officers
     Our executive officers are set forth in the table below.

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed
Frederick A. Krehbiel(a)	Co-Chairman (1999-); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	66	1965(b)

John H. Krehbiel, Jr. (a)	Co-Chairman (1999-); Co-Chief Executive Officer (1999-2001).	70	1959(b)

Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-); President and Chief Operating Officer (2001-2005); Executive Vice President (1999-2001).	52	1976

Liam McCarthy	President and Chief Operating Officer (2005-); Regional Vice President of Operations, Europe (2000-	51	1976

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed
2005); Interim General Manager of Molex Ireland Ltd. (2002-2004).

	Positions Held with Registrant		Year
Name	During the Last Five Yearst	Age	Employed
David D. Johnson	Executive Vice President, Treasurer and Chief Financial Officer (2005-); Vice President, Treasurer and Chief Financial Officer, Sypris Solutions, Inc. (1998-2005).	51	2005

Graham C. Brock	Executive Vice President (2005-) and President, Global Sales & Marketing Division (2006) and Regional President, Europe (2005-); Regional Vice President - Sales & Marketing, Europe (2000-2005).	53	1976

James E. Fleischhacker	Executive Vice President (2001-) and President, Global Transportation Products Division (2007); Corporate Vice President (1994-2001); Regional President, Asia Pacific South (1998-2001, 2003-2004).	63	1984

Katsumi Hirokawa	Executive Vice President (2005-) and President, Global Micro Products Division (2007). Positions at Molex Japan Co., Ltd.: President (2002-); Executive Vice President- Sales (2002-2002); Senior Director-Sales (1996-2002).	60	1995

David B. Root	Executive Vice President and President, Global Commercial Products Division (2007); Vice President and Regional President, Americas (2005-); Vice President, Sales Americas (2004-2005); President, Connector Products Division (2002-2004); President, Data Comm Division (2001-2002).	53	1982

Ronald L. Schubel	Executive Vice President (2001-); Corporate Vice President (1982-2001); Regional President, Americas (1998-2005).	63	1981

J. Michael Nauman	Senior Vice President and President, Global Integrated Products Division (2007-); President, Integrated Products Division, Americas Region (2005-2007); President, High Performance Products Division, Americas Region (2004- 2005); President, Fiber Optics Division, Americas Region (2003-2004); General Manager, High Performance Cable Assembly and Adapter Business Units (1999-2003).	45	1994

Hans A. van Delft	Senior Vice President and President, Global Automation & Electrical Products Division (2007-); President, Woodhead Group (2006-2007); Division Manager, General Products Division, Europe (2003-2006); Division Manager, Telecom Division (2001-2003); General Manager, Molex Singapore (1999-2000 ).	52	1987

(a)	John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of the Registrant. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, the Registrant or each other.

(b)	Includes period employed by our predecessor company.

Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors. The Code of Business Conduct incorporates our policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. We have also adopted a Code of Ethics for Senior Financial Management applicable to our chief executive officer, chief financial officer, chief accounting officer and other senior financial managers. The Code of Ethics sets out our expectations that financial management produce full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications. Molex intends to post any amendments to or waivers from the Codes on its Web site.
     The full text of these Codes is published on the investor relations page of our Web site at www.molex.com.

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
     We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
     We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are original equipment manufacturers in the telecommunications, data product, automotive, consumer, and industrial industries. These industries are, to a varying extent, subject to rapid technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.
We face rising costs of commodity materials.
     The cost and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connector assemblies, it is critical to our success. Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins if we are unable to pass such increased costs through to our customers. From time to time, we use financial instruments to hedge the volatility of commodity material costs. The success of our hedging program depends on accurate forecast of transaction activity in the various commodity materials. To the extent that these forecasts are over or understated during periods of volatility, we could experience unanticipated commodity materials or hedge gains or losses.

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
     In 2007, we announced plans to realign part of our manufacturing capacity in order to reduce costs and better optimize plant utilization. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future. If we incur additional restructuring related charges, our financial condition and results of operations may suffer.
     In addition, on July 1, 2007 we transitioned to a global organizational structure that consists of product-focused divisions that will enable us to work more effectively as a global team to meet customer needs, as well as to better leverage design expertise and the low-cost production centers we have around the world. This reorganization entails risks, including: the need to implement financial and other systems and add management resources; in the short-term we may fail to maintain the quality of products and services we have historically provided; diversion of management’s attention to the reorganization; potential disruption of our ongoing business; and unanticipated expenses related to such reorganization.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We own and lease manufacturing, design, warehousing, sales and administrative space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2008 through fiscal 2017. The leases in aggregate are not considered material to the financial position of Molex.
     As of June 30, 2007, we owned or leased a total of approximately 9 million square feet of space worldwide. We own 90% of our manufacturing, design, warehouse and office space and lease the remaining 10%. Our manufacturing plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.
     Our principal executive offices are located at 2222 Wellington Court, Lisle, Illinois, United States of America. Molex owns 59 manufacturing facilities, 19 of which are located in North America and 40 of which are located in other countries. A listing of the locations of our principal manufacturing facilities by region is presented below:
•	Americas: United States, Nogales, Guadalajara and Juarez

•	Asia Pacific North: Japan and Thailand

•	Asia Pacific South: China, Korea, India, Malaysia, Singapore and Taiwan

•	Europe: France, Germany, Italy, Poland, Slovakia and Ireland

Item 3. Legal Proceedings
     The Commission commenced an informal inquiry into our stock option granting practices, and the Office of the U.S. Attorney for the Northern District of Illinois has also requested information on this subject. As previously disclosed, a Special Committee of our Board of Directors completed a review of our past option granting practices. Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.
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
     The number of stockholders of record at June 30, 2007 was 2,160 for Common Stock and 8,439 for Class A Common Stock.
     The following table presents quarterly stock prices for the years ended June 30:

		2007		2006		2005
		Low - High		Low - High		Low - High
Common Stock	1st	$29.66	$39.27	$25.34	$29.20	$27.55	$31.39
	2nd	30.91	39.49	24.07	28.02	27.57	31.31
	3rd	28.15	31.70	25.89	33.39	24.62	29.13
	4th	28.01	31.53	32.48	39.36	24.47	28.15

		2007		2006		2005
		Low – High		Low – High		Low – High
Class A Common Stock	1st	$25.57	$33.12	$23.54	$26.50	$23.55	$26.82
	2nd	27.22	33.27	22.82	27.15	24.33	27.46
	3rd	24.72	27.78	24.33	29.87	22.48	25.99
	4th	24.66	28.20	27.94	33.47	21.75	25.08
     Cash dividends on common stock have been paid every year since 1977. The following table presents quarterly dividends declared per common share for the years ended June 30:

			Class A
	Common Stock		Common Stock
	2007	2006	2007	2006
Quarter ended:
September 30	$0.0750	$0.0500	$0.0750	$0.0500
December 31	0.0750	0.0500	0.0750	0.0500
March 31	0.0750	0.0500	0.0750	0.0500
June 30	0.0750	0.0750	0.0750	0.0750

Total	$0.3000	$0.2250	$0.3000	$0.2250

     On April 25, 2005, our Board of Directors authorized purchases of our outstanding Common Stock and Class A Common Stock during the period ending December 31, 2006 up to an aggregate value of $250 million on a discretionary basis. On October 27, 2006, the Board extended this authorization through September 30, 2007. The following table contains information about our purchases of Molex equity securities pursuant to the current authorization during the quarter ended June 30, 2007 (in thousands, except price per share data):

			Total Number
			of Shares
			Purchased As
	Total Number		Part of Publicly
	of Shares	Average Price	Announced
	Purchased	Paid per Share	Plan
Common Stock:
April 1 to April 30	57	$30.56	—
May 1 to May 31	130	$30.52	130
June 1 to June 30	—	$—	—

Total	187	$30.53	130

			Total Number
			of Shares
			Purchased As
	Total Number		Part of Publicly
	of Shares	Average Price	Announced
	Purchased	Paid per Share	Plan
Class A Common Stock:
April 1 to April 30	272	$25.28	170
May 1 to May 31	325	$27.10	245
June 1 to June 30	10	$27.70	—

Total	607	$26.29	415

     As of June 30, 2007, the dollar value of shares that may yet be purchased under the plan was $15.2 million.
     During the quarter ended June 30, 2007, 57,174 shares of Common Stock and 190,964 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options. The aggregate market value of the shares transferred totaled $6.7 million.
     Descriptions of our Common Stock appear under the caption “Molex Stock” in our 2007 Proxy Statement and in Note 14 of the “Notes to Consolidated Financial Statements.”
Performance Graph

     The performance graph set forth below shows the value of an investment of $100 on June 30, 2002 in each of Molex Common Stock, Molex Class A Common Stock, the S&P 500 Index, and a Peer Group Index. The Peer Group Index includes 50 companies (including Molex) classified in the Global Sub-industry Classifications “Electronic Equipment Manufacturers,” “Electronic Manufacturing Services,” and “Technology Distributors.” All values assume reinvestment of the pre-tax value of dividends paid by Molex and the companies included in these indices, and are calculated as of June 30 of each year. The historical stock price performance of Molex’s Common Stock and Class A Common Stock is not necessarily indicative of future stock price performance.
Comparison of Five-Year Cumulative Total Return
(Value of Investment of $100 on June 30, 2002)

	06/30/02	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07
Molex Incorporated	$100.00	$80.89	$96.39	$78.67	$102.19	$92.22
Molex Incorporated Class A	100.00	84.29	100.31	86.87	107.19	100.13
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
Peer Group	100.00	88.64	126.85	105.82	124.77	138.14

     The material in this performance graph is not soliciting material, is not deemed filed with the Commission, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Item 6. Selected Financial Data
Molex Incorporated
Five-Year Financial Highlights Summary
(in thousands, except per share data)

	2007	2006	2005	2004	2003
Operations:

Net revenue	$3,265,874	$2,861,289	$2,554,458	$2,249,018	$1,839,761
Gross profit	1,016,708	942,630	832,662	732,832	571,982
Income from operations	321,550	309,744	203,264	213,462	94,119
Income before income taxes	338,257	327,884	223,201	231,757	102,052
Net income (1)	240,768	236,091	150,116	168,096	83,990
Earnings per share:
Basic	1.31	1.27	0.80	0.88	0.44
Diluted	1.30	1.26	0.79	0.87	0.43
Net income percent of net revenue	7.4%	8.3%	5.9%	7.5%	4.6%
Capital expenditures	$296,861	$276,783	$230,895	$189,724	$171,193
Return on invested capital (2)	9.0%	10.3%	6.7%	8.1%	4.3%

Financial Position:
Current assets	1,590,827	1,548,233	1,374,063	1,165,508	960,761
Current liabilities	530,951	594,812	469,504	424,766	349,516
Working capital (3)	1,059,876	953,421	904,559	740,742	611,245
Current ratio (4)	3.0	2.6	2.9	2.7	2.7
Property, plant and equipment, net	1,121,369	1,025,852	984,237	1,023,020	1,007,948
Total assets	3,316,108	2,974,420	2,730,162	2,575,286	2,333,854
Long-term debt and capital leases	130,779	8,815	9,975	14,039	16,868
Stockholders’ equity	2,523,031	2,281,869	2,170,754	2,070,422	1,905,667
Dividends declared per share	0.30	0.225	0.15	0.10	0.10
Average common shares outstanding:
Basic	183,961	185,521	188,646	190,207	191,873
Diluted	185,565	187,416	190,572	192,186	193,229

(1)	Fiscal 2007 results include a charge for restructuring costs and asset impairments of $36.9 million ($30.3 million after-tax). Fiscal 2006 results include a restructuring charge of $26.4 million ($19.2 million after-tax). Fiscal 2005 results include a charge for restructuring costs and asset impairments of $30.2 million ($23.0 million after-tax) and a charge for goodwill impairment of $22.9 million ($22.9 million after-tax). Fiscal 2003 results include a restructuring charge of $35.0 million ($24.8 million after-tax). See Notes 5 and 8 of the “Notes to Consolidated Financial Statements” for a discussion of our restructuring costs and goodwill impairment.

(2)	Return on invested capital is defined as the current year net income divided by the sum of average total assets less average current liabilities for the year.

(3)	Working capital is defined as current assets minus current liabilities.

(4)	Current ratio is defined as current assets divided by current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes the use of organic net revenue growth, a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below for additional information on the use of this measure.
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
     We believe that our sales mix is balanced, with growth prospects in a number of markets. Net revenues by market can fluctuate based on various factors including new technologies within the industry, composition of customers and new products or model changes that we or our customers introduce. The approximate percentage of net revenue by market for fiscal years 2007, 2006 and 2005 is outlined below.

	% of Net Revenue
	2007	2006	2005
Telecommunications	26%	30%	27%
Data Products	21	22	24
Automotive	18	18	19
Consumer	18	19	18
Industrial	15	9	9
Other	2	2	3

Total	100%	100%	100%

     We sell our products directly to OEMs and to their contract manufacturers and suppliers and, to a lesser extent, through distributors throughout the world. Our engineers work collaboratively with customers to develop products that meet their specific needs. Our connector products are designed to help manufacturers assemble their own products more efficiently. Our electronic components help enable manufacturers to break down their production into sub-assemblies that can be built on different production lines, in different factories or by subcontractors. Our connectors allow these sub-assemblies to be readily plugged together before selling the end product to a customer. Our connectors also enable users to connect together related electronic items, such as mobile phones to battery chargers and computers to printers. Many of our customers are multi-national corporations that manufacture their products in multiple operations in several countries.
     We service our customers through our global manufacturing footprint. As of June 30, 2007, we operated 59 manufacturing plants, located in 19 countries on four continents. Manufacturing in many sectors has continued to move from the United States and Western Europe to lower cost regions. In addition, reduced trade barriers, lower freight cost and improved supply chain logistics have reduced the need for duplicate regional manufacturing capabilities. For these reasons, our strategy has been to consolidate multiple plants of modest size in favor of operating fewer, larger and more integrated facilities in strategic locations around the world.

     During fiscal 2007, we operated our business in the following four geographic regions: Americas, Europe, Asia Pacific North and Asia Pacific South. In fiscal 2007, 51% of our revenue was derived from sales in the Asia Pacific North and Asia Pacific South regions. Economic growth in Asia, particularly in China, is anticipated to be greater than in the Americas and Europe. We believe that the business is positioned to benefit from this trend. Approximately 50% of our manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico.
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
Financial Highlights
     Net revenue for fiscal 2007 of $3.3 billion increased 14.1% over fiscal 2006 net revenue of $2.9 billion. Organic net revenue growth was 11.8% for fiscal 2007 over 2006. Net income of $240.8 million for fiscal 2007 increased $4.7 million from $236.1 million reported in the prior year. Fiscal 2007 includes restructuring costs and asset impairments of $36.9 million ($30.3 million after tax). Fiscal 2006 net income included a restructuring charge of $26.4 million ($19.2 million after-tax).
     On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $238.1 million, including the assumption of debt and net of cash acquired. Woodhead develops, manufactures and markets network and electrical infrastructure components engineered for performance in harsh, demanding, and hazardous industrial environments. The acquisition is a significant step in our strategy to expand our products and capabilities in the global industrial market.
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

Income Taxes
     Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $119.8 million at June 30, 2007.
     We have operations in countries around the world that are subject to income and other similar taxes in these countries. The estimation of the income tax amounts that we record involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how foreign taxes may affect domestic taxes. Although we believe our tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.
     We periodically assess the carrying value of our deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made. We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. A valuation allowance of $1.3 million was recorded in fiscal 2007 to offset the recording of a deferred tax asset of $1.3 million related to certain European net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $39.4 million at June 30, 2007.
     It is our policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. We establish the accruals based upon management’s assessment of probable income tax contingencies. At June 30, 2007, we believe we have appropriately accrued for probable contingencies. To the extent we were to prevail in matters for which accruals have been established or would be required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be materially affected.
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
     The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2007, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease)		Increase (Decrease)
	in PBO		in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans
Discount rate change:
Increase 50 basis points	$(5,108)	$(8,333)	$(338)	$(103)
Decrease 50 basis points	5,580	9,444	329	175

Expected rate of return change:
Increase 100 basis points	N/A	N/A	(496)	(536)
Decrease 100 basis points	N/A	N/A	443	420
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

	2007	2006	2005
Effect on total annual service and interest cost:
Increase 100 basis points	$1,287	$1,476	$1,073
Decrease 100 basis points	(1,014)	(1,211)	(908)

Effect on APBO:
Increase 100 basis points	$9,057	$9,951	$8,655
Decrease 100 basis points	(7,270)	(8,164)	(7,325)
Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
     We perform an annual goodwill impairment analysis as of May 31, or earlier if indicators of potential impairment exist. In assessing the recoverability of goodwill, we review both quantitative as well as qualitative factors to support our assumptions with regard to fair value. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to our carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Components are defined as operations for which discrete financial information is available and reviewed by segment management.
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
Restructuring Costs and Asset Impairments
     We have recorded charges in connection with restructuring our business. We recognize a liability for restructuring costs at fair value when the liability is incurred. The main components of our restructuring plans are related to workforce reductions and the closure and consolidation of excess facilities. Workforce-related charges are expensed and accrued when it is determined that a liability is probable, which is generally after individuals have been notified of their termination dates and expected severance payments, but under certain circumstances may be recognized upon approval of a restructuring plan by management or in future accounting periods when terminated employees continue to provide service. Plans to consolidate excess facilities result in charges for lease termination fees, future commitments to pay lease charges, net of estimated future sublease income, and adjustments to the fair value of buildings and equipment to be sold. Charges for the consolidation of excess facilities are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment.
     The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 5 of the “Notes to Condensed Consolidated Financial Statements.” See also “Forward-Looking Statements.”
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
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us on July 1, 2008. We are currently evaluating the financial statement impact of adopting SFAS No. 157, but we do not expect its adoption to have a significant transition effect.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The provisions of SFAS No. 159 are effective for us on July 1, 2008. We are currently evaluating the financial statement impact of adopting SFAS No. 159, but we do not expect its adoption to have a significant transition effect.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 were effective for us on July 1, 2007. We do not expect its adoption to have a significant effect on our financial statements.
Results of Operations
     Net revenue for fiscal 2007 of $3.3 billion increased 14.1% over fiscal 2006 net revenue of $2.9 billion. Organic net revenue growth was 11.8% for fiscal 2007 over 2006. Net income of $240.8 million for fiscal 2007 increased $4.7 million from $236.1 million reported in the prior year. Fiscal 2007 includes restructuring costs and asset impairments of $36.9 million ($30.3 million after tax). Fiscal 2006 net income included a restructuring charge of $26.4 million ($19.2 million after-tax). The Woodhead acquisition added $202.5 million of net revenue and $12.2 million of income from operations to the consolidated operating results in fiscal 2007.
     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated (in thousands):

		Percentage		Percentage		Percentage
	2007	of Revenue	2006	of Revenue	2005	of Revenue
Net revenue	$3,265,874	100.0%	$2,861,289	100.0%	$2,554,458	100.0%
Cost of Sales	2,249,166	68.9%	1,918,659	67.1%	1,721,796	67.4%

Gross Profit	1,016,708	31.1%	942,630	32.9%	832,662	32.6%

Selling, general & administrative	658,289	20.1%	606,532	21.1%	576,354	22.6%
Restructuring costs and asset impairments	36,869	1.1%	26,354	0.9%	30,168	1.2%
Goodwill impairment	—	—	—	—	22,876	0.9%

Income from operations	321,550	9.9%	309,744	10.8%	203,264	7.9%

Other income, net	16,707	0.5%	18,140	0.7%	19,937	0.8%
Income before income taxes	338,257	10.4%	327,884	11.5%	223,201	8.7%
Income taxes	97,489	3.0%	91,793	3.2%	73,085	2.8%

Net income	$240,768	7.4%	$236,091	8.3%	$150,116	5.9%

     Net Revenue
     We sell our products in five primary markets. A summary follows of the estimated change in revenue from each market during the fiscal years ended June 30:

	2007	2006	2005
Telecommunications	3%	25%	33%
Data Products	6	3	5
Automotive	11	6	27
Consumer	9	19	(3)
Industrial	100	12	2
     Telecommunications was our best performing market in fiscal years 2006 and 2005 but increased only slightly in fiscal 2007. While we experienced strong revenue growth in the telecommunications market in late fiscal 2006 and early 2007, we experienced a sharp decline in revenue from mobile phone customers during the second half of fiscal 2007. While the majority of these issues were customer specific, the overall mobile phone market is currently being driven by growth in entry level phones having lower functionality and connector content, resulting in lower demand for our products. We believe this is the result of initial demand in the developing economies, and that these large markets will eventually transition to more sophisticated higher connector content devices.
     While revenue in the consumer and data markets increased in fiscal 2007 compared with 2006, revenue in these markets declined during the second half of fiscal 2007 compared with the same period in fiscal 2006, due in part to concerns regarding consumer spending as well as lingering inventory corrections at some of our larger customers.
     Woodhead contributed 84% of the 100% growth in industrial sales in fiscal 2007 compared with the prior year.

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2007	2006	2005
Change in net revenue due to:
Organic net revenue growth	$141,887	$337,621	$233,297
Currency translation	60,219	(30,790)	72,143
Woodhead acquisition	202,479	—	—

Total	$404,585	$306,831	$305,440

Organic net revenue growth percentage	5.0%	13.2%	10.4%
     Organic net revenue growth was derived primarily from unit volume increases with existing customers and existing products and sales of new products. We estimate that the impact of price erosion reduced revenue by approximately $131.4 million in fiscal 2007 compared with the prior year. A significant portion of the price erosion occurred in our mobile phone connector products, which are part of our telecommunications market.
     The increase in net revenue attributed to currency translation in fiscal 2007 compared with 2006 was principally due to the strengthening of the euro, Singapore dollar and Korean won against the U.S. dollar. The decrease in net revenue attributed to currency translation in fiscal 2006 compared with 2005 was principally due to the strengthening of the U.S. dollar against the yen and euro.
     We operate in one product segment, the manufacture and sale of electronic components, and four regions. Woodhead is included in corporate and other for fiscal 2007. Revenue is recognized based on the location of the selling entity. The following table sets forth information on customer revenue by geographic region for the periods indicated (in thousands):

		Percentage		Percentage		Percentage
(in thousands)	2007	of Revenue	2006	of Revenue	2005	of Revenue
Americas	$783,464	24.0%	$793,296	27.7%	$701,470	27.5%
Asia Pacific North	510,311	15.6%	450,860	15.8%	461,873	18.0%
Asia Pacific South	1,128,034	34.5%	1,036,892	36.2%	835,368	32.7%
Europe	556,096	17.0%	511,375	17.9%	505,953	19.8%
Corporate and other	287,969	8.9%	68,866	2.4%	49,794	2.0%

Total	$3,265,874	100.0%	$2,861,289	100.0%	$2,554,458	100.0%

     We believe that the recent trend of moving original equipment manufacturers and contract manufacturers production to lower cost countries in Asia and Eastern Europe is positively contributing to revenue in those regions of our business. This trend has resulted in lower revenue growth in higher cost regions such as the Americas and Western Europe.

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

	2007	2006	2005
Americas	25%	25%	22%
Asia Pacific North	30	23	35
Asia Pacific South	31	33	36
Europe	24	27	27
Total	27%	28%	30%
Americas Region –North and South America
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2007	2006	2005
Change in revenue due to:
Organic net revenue growth	$(10,746)	$82,322	$13,011
Currency translation	914	9,504	2,330

Total	$(9,832)	$91,826	$15,341

Organic net revenue growth percentage	(1.4)%	11.7%	1.9%
     Revenue for the Americas region decreased by $9.8 million, or 1.2%, in fiscal 2007 compared with 2006. The most significant factor in this decline was due to closure of our production facilities in Brazil. Brazil revenue for fiscal 2007 declined $41.2 million compared with the prior year period. The Americas region was favorably impacted by higher revenue in the automotive market, which was primarily due to new program wins and higher electronic content in vehicles.
     Revenue for the Americas region increased by $91.8 million, or 13.1%, in fiscal 2006 compared with 2005. The increase was mostly due to stronger demand and new product offerings for electronic connector products, particularly in high performance applications. We experienced some recovery in the telecommunications market, resulting in demand for cable harnesses in that area. Demand for these products was significantly higher during the second half of fiscal 2006 compared with the prior year period partially because in 2006 the seasonally slow third fiscal quarter was instead relatively consistent with volumes in the second fiscal quarter.
Asia Pacific North Region – Japan and Thailand
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2007	2006	2005
Change in revenue due to:
Organic net revenue growth	$68,841	$12,652	$(11,973)
Currency translation	(9,390)	(23,665)	24,282

Total	$59,451	$(11,013)	$12,309

Organic net revenue growth percentage	15.3%	2.7%	(2.7)%
     Revenue for the Asia Pacific North region increased by $59.5 million, or 13.2%, in fiscal 2007 compared with 2006. Organic net revenue growth was 15.3% in fiscal 2007 compared with 2006 mostly due to stronger demand in the consumer and industrial markets. We believe that we are well positioned for growth in the satellite radio and games segment, where we have significant connector content in Pachinko game machines and on the new Wii machine and the Sony PS3.
     While demand for high-end mobile phones declined during the second half of fiscal 2007, the region continues to capitalize on its ability to design compact, higher performance products for the sophisticated end of the mobile phone business in the telecommunications market. The region has developed connectors for third generation (3G) phones. We believe that we are well positioned to grow our 3G technology business as global cell phone makers adopt this technology.
     Organic net revenue growth for the Asia Pacific North region increased by $12.7 million in fiscal 2006 compared with 2005, primarily due to stronger demand in the consumer and telecom markets. Demand in these markets increased steadily during fiscal 2006 and was stronger during the second half of fiscal 2006 compared with the prior year even though the second half of the year is generally seasonally lower for the telecommunications and consumer markets.
     The Asia Pacific North region generally operates at a high capacity level with significant resources allocated to support higher demand in the Asia Pacific South region. Revenue between regions is generally recognized as intercompany revenue, which is excluded from the revenue by region table above.
Asia Pacific South Region – Singapore, Malaysia, China, Korea, Taiwan and India
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2007	2006	2005
Change in revenue due to:
Organic net revenue growth	$65,071	$192,370	$152,160
Currency translation	26,071	9,154	8,098

Total	$91,142	$201,524	$160,258

Organic net revenue growth percentage	6.3%	23.0%	22.5%
     Revenue for the Asia Pacific South region increased by $91.1 million, or 8.8%, in fiscal 2007 compared with 2006. Organic net revenue growth was 6.3% in fiscal 2007 compared with 2006 mostly due to demand from the mobile phone, computer and telecommunications infrastructure sectors, although beginning during the second quarter of fiscal 2007, we experienced lower demand in the mobile phone and computer businesses. This lower demand resulted in Asia Pacific South revenue declining during the second half of fiscal 2007 and a lower overall growth rate for the year compared with fiscal 2006 and 2005 growth.
     The Asia Pacific South region is our largest and has generally been one of our fastest growing in terms of revenue. Sales in China represent 63% of total Asia Pacific South sales for the year ended June 30, 2007 increasing 12.1% compared with the prior year period. The drivers of this growth included overall higher demand in the mobile phone, consumer electronics and computer markets and the trend of companies moving their design and production to China. A significant portion of our integrated products that require a higher level of manual assembly are produced in China.
     Organic net revenue growth for the Asia Pacific South region increased by $192.4 million in fiscal 2006 compared with 2005, primarily due to strong demand in the mobile phone and consumer products markets. Demand for these products was significantly higher during the second half of 2006 compared with the same period in the prior year primarily because the inventory correction and reduction in demand that occurred in the third fiscal quarter of 2005 did not recur in fiscal 2006.
European Region
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2007	2006	2005
Change in revenue due to:
Organic net revenue growth	$5,458	$30,958	$85,755
Currency translation	39,263	(25,536)	34,551

Total	$44,721	$5,422	$120,306

Organic net revenue growth percentage	1.1%	6.1%	22.2%
     Revenue for the European region increased by $44.7 million, or 8.8%, in fiscal 2007 compared with 2006, mostly due to currency translation. Organic net revenue growth was primarily due to higher revenue from consumer products in the industrial market.
     Revenue for the European region increased by $5.4 million, or 1.1%, in fiscal 2006 compared with 2005. Organic net revenue growth of $31.0 million was mostly due to a slight recovery in demand for general connector products, increased sales of integrated products and additional penetration in the automotive market in which we participate. Customer revenue in the European region began improving during the third fiscal quarter and increased during the second half of fiscal 2006 compared with the prior year period.
     The region is focused on the strongest markets that we believe are most likely to remain in Europe. These include connectors and integrated products for industrial, medical and automotive applications.
Gross Profit
     The following table provides summary of gross profit and gross margin compared with the prior fiscal year (in thousands):

	2007	2006	2005
Gross profit	$1,016,708	$942,630	$832,662
Gross margin	31.1%	32.9%	32.6%
     The impact of certain margin drivers compared with the prior year period was as follows (in thousands):

	2007	2006
Price erosion	$(131,435)	$(78,962)
Higher commodity costs (1)	(58,536)	(42,124)
Currency translation	12,595	(22,260)
Currency transaction	18,166	31,328

(1)	Commodity costs are primarily related to metal alloys (primarily copper), gold and plastic resins.

     Gross profit for the company increased by $74.1 million, or 7.9%, in fiscal 2007 compared with 2006. Gross margin declined to 31.1% in fiscal 2007 from 32.9% in the prior year primarily due to higher price erosion, higher raw material costs and increased depreciation expense. The negative effect from price erosion that impacted our mobile phone business beginning in the second quarter of fiscal 2007 continued throughout the remainder of the fiscal year. Higher commodity costs, along with the impact of price erosion, were partially offset by selective price increases that were effective in February and September 2006, improvements in manufacturing efficiencies and favorable changes in currency exchange rates.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The increase in gross profit due to currency transaction gains was primarily due to a weaker yen relative to other currencies during fiscal 2007 compared with fiscal 2006 and fiscal 2006 compared with fiscal 2005.
     Gross profit for the company increased by $110.0 million, or 13.2%, in fiscal 2006 compared with 2005. Gross profit increased primarily due to the increase in net revenue. Gross margin during fiscal 2006, compared with the prior year period, was higher primarily due to operating efficiencies gained in the Asia Pacific South region, focus on higher margin products in the Americas region and selective price increases, offset by price erosion and higher commodity costs.
Operating Expenses
     Operating expenses for the three years ended June 30, 2007 were as follows (in thousands):

	2007	2006	2005
Selling, general & administrative	$658,289	$606,532	$576,354
Selling, general & administrative as a percentage of revenue	20.1%	21.1%	22.6%
Restructuring costs and asset impairments	36,869	26,354	30,168
     The decrease in selling, general and administrative expense as a percent of net revenue in fiscal 2007 and compared with 2006 and in fiscal 2006 compared with fiscal 2005 was primarily due to a lower cost structure resulting from our 2005 restructuring initiative, lower incentive compensation expense in 2007 and specific cost containment activities.
     The impact of currency translation increased selling, general and administrative expenses by approximately $12.4 million for fiscal 2007 compared with 2006 and decreased selling, general and administrative expenses by approximately $11.8 million for fiscal 2006 compared with 2005.
     Research and development expenditures, which are classified as selling, general and administrative expense, were 4.9% of net revenue for fiscal years 2007 and 2006 and 5.2% of net revenue for fiscal 2005.
     Effective July 1, 2007, we transitioned to a global organizational structure that consists of product-focused divisions. This structure consists of five global divisions and one worldwide sales and marketing organization. When fully implemented, we expect the new structure to enable us to work more effectively as a global team to meet customer needs as well as to better leverage our design expertise and the low-cost production centers around the world. The new worldwide sales and marketing organization structure will enhance our ability to sell any product, to any customer, anywhere in the world.
     In connection with this transition, we undertook in fiscal 2007 a multi-year restructuring plan designed to reduce costs and to improve return on invested capital. A majority of the plan relates to facilities located in the Americas and European regions and in general, the movement of manufacturing activities at these plants to other facilities. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes headcount reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations as detailed below.
      We expect to complete the actions under this plan by June 30, 2009, and incur restructuring and asset impairment costs related to these actions ranging from $100 — $125 million, of which the impact on each region will be determined as the actions become more certain. We expect that when fully implemented by the close of fiscal 2009, the annualized pretax savings from the restructuring activities will be in the range of $75 to $100 million. We estimate pretax savings of $20 to $25 million in fiscal 2008.
     Management and the Board of Directors approved several actions related to this plan during fiscal 2007 that resulted in severance and benefit costs of $26.7 million for the reduction of approximately 335 employees. A substantial majority of employee terminations occurred within our Ireland manufacturing operations and various administrative functions in the Americas and European regions. In addition, we have vacated or plan to vacate several buildings and are holding these buildings and related assets for sale. Our plans resulted in an impairment charge of $8.7 million to write-down to fair value less the cost to sell the land, building and equipment asset groupings. The fair value of the asset groupings was determined using various valuation techniques. Other restructuring related costs approximated $1.5 million.
     During fiscal 2005, we decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs. Production from the operations closed has been transferred to existing plants within the respective regions. Also included in the restructuring charge are costs to reduce our selling, general and administrative costs in the Americas, Europe and at the corporate office. We reduced headcount by approximately 500 people after additions at the facilities where production was transferred. We substantially completed these restructuring activities as of June 30, 2006. We incurred charges of $26.4 million in fiscal 2006, of which $23.5 million was related to severance costs and $2.9 million was related to asset impairments. We incurred charges of $30.2 million in fiscal 2005, of which $15.7 million was related to severance costs and $14.5 million was related to asset impairments.
     The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 5 of the “Notes to Condensed Consolidated Financial Statements.” See also “Forward-Looking Statements.”
Effective Tax Rate
     The effective tax rate for the three years ended June 30, 2007 was as follows:

	2007	2006	2005
Effective tax rate	28.8%	28.0%	32.7%
     The effective rate in fiscal 2007 was substantially unchanged from 2006. The rate decreased in fiscal 2006 compared with 2005 primarily due to non-deductible goodwill impairment of $22.9 million in 2005 and greater valuation allowances in 2005 for losses incurred for which no tax benefit could be recorded.
Backlog
     Backlog as of the three years ended June 30, 2007 was as follows (in thousands):

	2007	2006	2005
Backlog	$332,479	$369,966	$259,472
     Backlog decreased as of June 30, 2007 compared with June 30, 2006, primarily due to a decrease in demand at the end of fiscal 2007, particularly in the mobile communications market, and an increase in vendor managed inventory programs to customers. Under the vendor managed inventory program, the new order and shipment occur simultaneously and without impacting reported backlog. The decrease in backlog as of June 30, 2007 compared with 2006 was offset by the acquisition of Woodhead, which had backlog of $24.3 million on June 30, 2007.
     Backlog increased as of June 30, 2006 compared with June 30, 2005, primarily due to higher demand at the end of fiscal 2006.
Non-GAAP Financial Measures
     Organic net revenue growth, which is included in the discussion above, is a non-GAAP financial measure. The difference between reported net revenue growth (the most directly comparable GAAP financial measure) and organic net revenue growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates and the acquisition of Woodhead. Organic net revenue growth is a useful measure which we use to measure the underlying results and trends in our business. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity.
     We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business. Furthermore, it provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. Management uses organic net revenue growth together with GAAP measures such as net revenue growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The discussion and analysis of organic net revenue growth in Results of Operations above utilizes organic net revenue growth as management does internally. Because organic net revenue growth calculations may vary among other companies, organic net revenue growth amounts presented above may not be comparable with similarly titled measures of other companies. Organic net revenue growth is a non-GAAP financial measure that is not meant to be considered in isolation or as a substitute for GAAP measures. The limitation of this measure is that it excludes items that have an impact on our net sales. This limitation is best addressed by using net revenue growth in combination with our U.S. GAAP net revenue. The tables presented in Results of Operations above provide reconciliations of U.S. GAAP reported net revenue growth to organic net revenue growth.
Financial Condition and Liquidity
     Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $460.9 million and $485.5 million at June 30, 2007 and 2006, respectively, of which approximately $371.7 was in non-U.S. accounts as of June 30, 2007. Transfering cash, cash equivalent or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax.
     Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Management believes that our liquidity and financial flexibility are adequate to support both current and future growth. We have historically used external borrowings only when a clear financial advantage exists. Long-term debt and obligations under capital leases at June 30, 2007 totaled $130.8 million. We have available lines of credit totaling $ 181.6 million at June 30, 2007.

Cash Flows
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2007	2006	2005
Cash provided from operating activities	$451,434	$443,856	$430,835
Cash used for investing activities	(446,129)	(240,779)	(286,232)
Cash provided by (used for) financing activities	28,529	(189,814)	(75,689)
Effect of exchange rate changes on cash	11,712	9,796	6,411

Net increase in cash and cash equivalents	$45,546	$23,059	$75,325

Operating Activities
     Cash provided from operating activities increased by $7.6 million for fiscal 2007 from fiscal 2006 primarily due to higher net income as adjusted for non-cash items in fiscal 2006 offset by an increase in working capital. The working capital increase was primarily due to the revenue growth for fiscal 2007 compared with the prior year. Working capital is defined as current assets minus current liabilities.
     Cash provided from operating activities increased by $13.0 million for fiscal 2006 from fiscal 2005 primarily due to higher net income as adjusted for non-cash items in fiscal 2006 offset by an increase in working capital. The working capital increase was primarily due to the revenue growth for fiscal 2006 compared with the prior year.
Investing Activities
     On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction for approximately $238.1 million, including the assumption of debt and net of cash acquired. Capital expenditures increased $20.1 million for fiscal 2007 compared with fiscal 2006 in order to provide increased capacity in the Americas, Asia Pacific North and European regions. Capital expenditures increased $45.9 million for fiscal 2006 compared with fiscal 2005 in order to provide increased capability in the Asia Pacific North region and increased capability and capacity in the Americas and Asia Pacific South regions.
     Cash flow from investing activities also includes proceeds from marketable securities in the net amount of $71.2 million in fiscal 2007 and $37.3 million in fiscal 2006 and investments in marketable securities in the net amount of $83.5 million in fiscal 2005. Our marketable securities generally have a term of less than one year. Our uses of or investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities.
Financing Activities
     In order to fund the cash portion of our investment in Woodhead made during fiscal 2007, we entered into two term notes aggregating 15 billion Japanese yen ($121.8 million) and borrowed $44.0 million on our unsecured revolving credit line. The term notes have three-year terms with weighted-average fixed interest rates approximating 1.3%. The $44.0 million that we borrowed on our unsecured revolving line of credit was repaid during the second quarter of fiscal 2007.
     We purchased shares of Common Stock and Class A Common Stock totaling 1.2 million shares, 6.0 million shares and 2.4 million shares during fiscal years 2007, 2006 and 2005, respectively. The aggregate cost of these purchases was $34.9 million, $165.3 million and $58.2 million in fiscal years 2007, 2006 and 2005, respectively.
     Our Board of Directors authorized the repurchase of up to an aggregate $250.0 million of common stock through September 30, 2007. Approximately $15.2 million was remaining under the authorization as of June 30, 2007.

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
Contractual Obligations and Commercial Commitments
     The following table summarizes our significant contractual obligations at June 30, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands).

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$36,014	$13,870	$9,616	$5,972	$6,556
Capital lease obligations	5,954	2,930	2,910	112	2
Other long-term liabilities	14,663	2,983	2,169	1,059	8,452
Debt obligations	129,046	1,280	123,929	3,633	204

Total (1)	$185,677	$21,063	$138,624	$10,776	$15,214

(1)	Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below. Debt and capital lease obligations include interest payments.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at June 30, 2007 and 2006.
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
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $60.2 million and increased income from operations of $1.2 million for 2007, compared with the estimated results for 2007 using the average rates for 2006.
     Our $82.5 million of marketable securities at June 30, 2007 are principally debt instruments that generate interest income for us on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date. Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.
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

Item 8. Financial Statements and Supplementary Data
Molex Incorporated
Index to Consolidated Financial Statements

Molex Incorporated
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$378,361	$332,815
Marketable securities	82,549	152,728
Accounts receivable, less allowances of $31,064 in 2007 and $26,513 in 2006	685,666	660,665
Inventories	392,680	347,312
Deferred income taxes	16,171	19,054
Prepaid expenses	35,400	35,659

Total current assets	1,590,827	1,548,233
Property, plant and equipment, net	1,121,369	1,025,852
Goodwill	334,791	149,458
Non-current deferred income taxes	103,626	130,471
Other assets	165,495	120,406

Total assets	$3,316,108	$2,974,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$1,537	$968
Accounts payable	279,847	305,876
Accrued expenses:
Salaries, commissions and bonuses	66,532	92,730
Other	121,358	99,004
Income taxes payable	61,677	96,234

Total current liabilities	530,951	594,812
Other non-current liabilities	25,612	15,591
Accrued pension and other postretirement benefits	108,693	75,055
Long-term debt	127,821	7,093

Total liabilities	793,077	692,551

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 111,730 shares issued at 2007 and 111,297 shares issued at 2006	5,587	5,565
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 108,562 shares issued at 2007 and 106,598 shares issued at 2006	5,428	5,330
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at 2007 and 2006	5	5
Paid-in capital	520,037	442,586
Retained earnings	2,650,470	2,464,889
Treasury stock (Common Stock, 12,297 shares at 2007 and 11,887 shares at 2006; Class A Common Stock, 24,040 shares at 2007 and 22,497 shares at 2006), at cost	(799,894)	(743,219)
Accumulated other comprehensive income	141,398	106,713

Total stockholders’ equity	2,523,031	2,281,869

Total liabilities and stockholders’ equity	$3,316,108	$2,974,420

See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
Net revenue	$3,265,874	$2,861,289	$2,554,458
Cost of sales	2,249,166	1,918,659	1,721,796

Gross profit	1,016,708	942,630	832,662

Selling, general and administrative	658,289	606,532	576,354
Restructuring costs and asset impairments	36,869	26,354	30,168
Goodwill impairment	—	—	22,876

Total operating expenses	695,158	632,886	629,398

Income from operations	321,550	309,744	203,264

Gain (loss) on investments	1,159	(1,245)	2,916
Equity income	6,966	9,456	10,572
Interest income, net	8,582	9,929	6,449

Total other income, net	16,707	18,140	19,937

Income before income taxes	338,257	327,884	223,201

Income taxes	97,489	91,793	73,085

Net income	$240,768	$236,091	$150,116

Earnings per share:
Basic	$1.31	$1.27	$0.80
Diluted	$1.30	$1.26	$0.79

Average common shares outstanding:
Basic	183,961	185,521	188,646
Diluted	185,565	187,416	190,572
See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended June 30,
	2007	2006	2005
Operating activities:
Net income	240,768	236,091	150,116
Add (deduct) non-cash items included in net income:
Depreciation and amortization	237,912	214,657	231,364
Asset write-downs included in restructuring costs	8,667	2,870	14,443
(Gain) loss on investments	(1,154)	1,245	(2,916)
Goodwill impairment	—	—	22,876
Deferred income taxes	20,998	(8,501)	7,691
Loss (gain) on sale of property, plant and equipment	1,800	(701)	11,811
Share-based compensation	27,524	30,548	18,420
Other non-cash items	12,041	(777)	5,757
Changes in assets and liabilities, excluding effects of foreign currency adjustments and acquisition:
Accounts receivable	31,736	(107,210)	(3,575)
Inventories	(9,005)	(47,014)	(24,739)
Accounts payable	(57,479)	43,875	16,400
Other current assets and liabilities	(60,421)	58,857	(3,287)
Other assets and liabilities	(1,953)	19,916	(13,526)

Cash provided from operating activities	451,434	443,856	430,835

Investing activities:
Capital expenditures	(296,861)	(276,783)	(230,895)
Proceeds from sales of property, plant and equipment	9,946	24,436	11,529
Proceeds from sales or maturities of marketable securities	4,856,301	1,351,165	3,460,220
Purchases of marketable securities	(4,785,080)	(1,313,829)	(3,543,679)
Acquisitions, net of cash acquired	(238,072)	(24,565)	—
Other investing activities	7,637	(1,203)	16,593

Cash used for investing activities	(446,129)	(240,779)	(286,232)

Financing activities:
Proceeds from revolving credit facility	44,000	—	—
Payments on revolving credit facility	(44,000)	—	—
Proceeds from issuance of long-term debt	131,045	—	—
Payments of long-term debt	(26,937)	(3,693)	(4,177)
Cash dividends paid	(55,176)	(34,843)	(25,965)
Exercise of stock options	15,416	15,783	12,038
Excess tax benefits from share-based compensation	1,714	369	—
Purchase of treasury stock	(34,889)	(165,323)	(58,217)
Other financing activities	(2,644)	(2,107)	632

Cash provided from (used for) financing activities	28,529	(189,814)	(75,689)

Effect of exchange rate changes on cash	11,712	9,796	6,411

Net increase in cash and cash equivalents	45,546	23,059	75,325
Cash and cash equivalents, beginning of year	332,815	309,756	234,431

Cash and cash equivalents, end of year	$378,361	$332,815	$309,756

Supplemental cash flow information:
Interest paid	$2,857	$928	$921
Income taxes paid	$95,197	$70,092	$81,377
See accompanying notes to consolidated financial statements.

Molex Incorporated
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Years Ended June 30,
	2007	2006	2005
Common stock	$11,020	$10,900	$10,796

Paid-in capital:
Beginning balance	$442,586	$425,259	$395,873
Reclassification from deferred unearned compensation	—	(38,357)	—
Stock-based compensation	27,524	30,548	—
Stock options granted	—	—	11,554
Stock options forfeited	—	—	(1,389)
Exercise of stock options	37,101	23,958	13,661
Issuance of stock awards	2,059	—	4,597
Reclass of directors’ deferred compensation plan	6,059	—	—
Other	4,708	1,178	963

Ending balance	$520,037	$442,586	$425,259

Retained earnings:
Beginning balance	$2,464,889	$2,270,677	$2,148,537
Net income	240,768	236,091	150,116
Dividends	(55,205)	(41,613)	(27,964)
Other	18	(266)	(12)

Ending balance	$2,650,470	$2,464,889	$2,270,677

Treasury stock:
Beginning balance	$(743,219)	$(568,917)	$(509,161)
Purchase of treasury stock	(34,889)	(165,323)	(58,217)
Exercise of stock options	(21,801)	(8,736)	(1,685)
Other	15	(243)	146

Ending balance	$(799,894)	$(743,219)	$(568,917)

Deferred unearned compensation:
Beginning balance	$—	$(38,357)	$(42,134)
Reclassification to paid-in capital	—	38,357	—
Stock options granted	—	—	(11,554)
Stock options forfeited	—	—	1,508
Issuance of stock awards	—	—	(4,597)
Compensation expense	—	—	18,420

Ending balance	$—	$—	$(38,357)

Accumulated other comprehensive income, net of tax:
Beginning balance	$106,713	$71,296	$66,573
Translation adjustments	51,009	34,934	4,678
Minimum pension liability, net of tax	(3,135)	—	—
Adjustment for initially applying SFAS No. 158, net of tax	(17,965)	—	—
Unrealized investment gain, net of tax	4,776	483	45

Ending balance	$141,398	$106,713	$71,296

Total stockholders’ equity	$2,523,031	$2,281,869	$2,170,754

Comprehensive income, net of tax:
Net income	$240,768	$236,091	$150,116
Translation adjustments	51,009	34,934	4,678
Minimum pension liability, net of tax	(3,135)	—	—
Unrealized investment gain, net of tax	4,776	483	45

Total comprehensive income, net of tax	$293,418	$271,508	$154,839

See accompanying notes to consolidated financial statements.

Molex Incorporated
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
     Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 59 plants in 19 countries on four continents.
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
     No mark-to-market adjustments were required during fiscal years 2007, 2006 or 2005 because the carrying value of the securities approximated the market value. Proceeds from sales of available-for-sales securities, excluding maturities, during fiscal years 2007, 2006 and 2005 were $273.1 million, $532.1 million and $279.6 million, respectively. There were no associated gains or losses on these sales.
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
     The estimated useful lives are as follows:

Buildings	25 – 40 years
Machinery and equipment	3 – 10 years
Molds and dies	2 – 4 years
     We perform reviews for impairment of long-lived assets whenever adverse events or circumstances indicate that the carrying value of an asset may not be recoverable. When indicators of impairment are present, we evaluate the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. We adjust the net book value of the underlying assets to fair value if the sum of the expected undiscounted future cash flows is less than book value.
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
Research and Development
     Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $159.1 million, $140.9 million and $133.6 million in fiscal 2007, 2006 and 2005, respectively.
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

Derivative Instruments and Hedging Activities
     We use derivative instruments primarily to hedge activities related to specific foreign currency cash flows. We had no material derivatives outstanding at June 30, 2007 or 2006. The net impact of gains and losses on such instruments was not material to the results of operations for fiscal 2007, 2006 and 2005.
Stock-Based Compensation
     We have granted nonqualified and incentive stock options and restricted stock to our directors, officers and employees under our stock plans pursuant to the terms of such plans.
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
     The following table illustrates the effect on net income and earnings per share for fiscal 2005 had we applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

2005
Net income as reported	$150,116
Add: Stock-based compensation included in reported net income, net of related tax effects	13,038
Deduct: Stock-based compensation determined under fair value method, net of related tax effects	(23,077)

Pro forma net income	$140,077
Earnings per share:
Basic	$0.80
Diluted	$0.79
Pro forma earnings per share:
Basic	$0.74
Diluted	$0.74
New Accounting Pronouncements
     Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us on July 1, 2008. We are currently evaluating the financial statement impact of adopting SFAS No. 157, but we do not expect its adoption to have a significant transition effect.
     Fair Value Options
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The provisions of SFAS No. 159 are effective for us on July 1, 2008. We are currently evaluating the financial statement impact of adopting SFAS No. 159, but we do not expect its adoption to have a significant transition effect.
     Accounting for Uncertain Tax Positions
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007. We do not expect its adoption to have a significant effect on our financial statements.
3. Earnings Per Share
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

	2007	2006	2005
Net income	$240,768	$236,091	$150,116

Basic average common shares outstanding	183,961	185,521	188,646
Effect of dilutive stock options	1,604	1,895	1,926

Diluted average common shares outstanding	185,565	187,416	190,572

Earnings per share:
Basic	$1.31	$1.27	$0.80
Diluted	$1.30	$1.26	$0.79
     Excluded from the computations above were anti-dilutive shares of 1.9 million, 4.0 million and 2.4 million in fiscal 2007, 2006 and 2005, respectively.
4. Acquisition
     On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $238.1 million, including the assumption of debt and net of cash acquired. Woodhead develops, manufactures and markets network and electrical infrastructure components engineered for performance in harsh, demanding, and hazardous industrial environments. The acquisition is a significant step in our strategy to expand our products and capabilities in the global industrial market.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill is non-deductible for tax purposes.

Current assets	$95,724
Land and depreciable assets	47,946
Goodwill	177,093
Intangible assets	39,000

Assets acquired	359,763
Liabilities assumed	100,109
Restructuring (See Note 5)	3,999
Non-current deferred tax liabilities, net	17,583

Total purchase price	$238,072

     The following table illustrates the pro forma effect on operating results for the year ended June 30, 2006, as if we had acquired Woodhead as of the beginning of the year (the pro forma effect on the year ended June 30, 2007 was not material) (in thousands, except per share data):

Net revenue	$3,084,000
Income from operations	325,000
Net income	246,000
Net income per common share – basic	1.33
Net income per common share – diluted	1.31
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
5. Restructuring and asset impairments
        Molex Restructuring Plans
     A summary of the restructuring charges and related impairments for the fiscal years ended June 30 is summarized as follows:

	2007	2006	2005
Americas Region:
Severance costs	$6,945	$12,436	$9,141
Asset impairments	4,811	498	7,238
Other	1,500	—	—

Total	$13,256	$12,934	$16,379

European Region:
Severance costs	$12,037	$6,867	$3,636
Asset impairments	3,856	1,460	7,205

Total	$15,893	$8,327	$10,841

Corporate and other:
Severance costs	$7,720	$4,181	$2,948
Asset impairments	—	912	—

Total	$7,720	$5,093	$2,948

Total:
Severance costs	$26,702	$23,484	$15,725
Asset impairments	8,667	2,870	14,443
Other	1,500	—	—

Total	$36,869	$26,354	$30,168

     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in the Americas and European regions, and, in general, the movement of manufacturing activities at these plants to other facilities. We expect to incur restructuring and asset impairment costs related to these actions ranging $100 - $125 million, of which the impact on each region will be determined as the actions become more certain.

     During fiscal 2007, management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes headcount reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations as detailed below.
     During fiscal 2007, we incurred restructuring charges related to employee severance and benefit arrangements for approximately 335 employees. A substantial majority of these employee terminations occurred within our Ireland manufacturing operations and various administrative functions in the Americas and European regions. In addition, we have vacated or plan to vacate several buildings and are holding these buildings and related assets for sale. This plan resulted in an impairment charge of $8.7 million to write-down to fair value less the cost to sell the land, building and equipment asset groupings. The fair value of the asset groupings was determined using various valuation techniques.
     During fiscal 2005, we decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs. In the Americas region, we closed an industrial manufacturing facility in New England and have ceased manufacturing in our Detroit area automotive facility. In Europe, we closed certain manufacturing facilities in Ireland and Portugal and reduced the size of a development center in Germany. We also closed a manufacturing facility in Slovakia. Production from these manufacturing facilities was transferred to existing plants within the region. We also took actions that reduced our selling, general and administrative costs in the Americas and European regions and at the corporate office. We reduced headcount by approximately 500 people after additions at the facilities where production was transferred. These actions were substantially complete as of June 30, 2006.
          Woodhead Restructuring Plan
     During fiscal 2007, management finalized plans to restructure certain operations of Woodhead to eliminate redundant costs resulting from the acquisition of Woodhead and improve efficiencies in operations. The restructuring charges recorded are based on restructuring plans that have been committed to by management.
     The total estimated restructuring costs associated with Woodhead are $4.0 million, consisting primarily of severance costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Woodhead and, accordingly, have resulted in an increase to goodwill (see Note 4). Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Woodhead restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas future increases to the estimates will be recorded as operating expenses.
     Changes in the accrued severance balance are summarized as follows (in thousands):

	Restructuring Plans
	Molex	Woodhead	Total
Balance at June 30, 2005	$10,285	$—	$10,285
Charges to expense	23,484	—	23,484
Cash payments	(17,828)	—	(17,828)

Balance at June 30, 2006	$15,941	—	$15,941
Charges to expense	26,702	—	26,702
Purchase accounting allocation	—	3,999	3,999
Cash payments	(11,788)	(30)	(11,818)
Non-cash related costs	(2,659)	—	(2,659)

Balance at June 30, 2007	$28,196	$3,969	$32,165

6. Inventories
     Inventories, less allowances of $42.7 million at June 30, 2007 and $33.9 million at June 30, 2006, consisted of the following (in thousands):

	2007	2006
Raw materials	$85,320	$62,288
Work in progress	107,394	107,533
Finished goods	199,966	177,491

Total inventories	$392,680	$347,312

7. Property, Plant and Equipment
     At June 30, property, plant and equipment consisted of the following (in thousands):

	2007	2006
Land and improvements	$67,943	$63,409
Buildings and leasehold improvements	614,466	549,997
Machinery and equipment	1,502,406	1,418,956
Molds and dies	668,452	632,573
Construction in progress	92,157	97,325

Total	2,945,424	2,762,260
Accumulated depreciation	(1,824,055)	(1,736,408)

Net property, plant and equipment	$1,121,369	$1,025,852

     Depreciation expense for property, plant and equipment was $232.8 million, $212.1 million and $227.7 million in fiscal 2007, 2006 and 2005, respectively.
8. Goodwill
     At June 30, changes to goodwill were as follows (in thousands):

	2007	2006	2005
Beginning balance	$149,458	$143,872	$164,915
Impairments	—	—	(22,876)
Additions	183,677	5,591	1,800
Other adjustments	1,656	(5)	33

Ending balance	$334,791	$149,458	$143,872

     On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction valued at approximately $238.1 million, including the assumption of debt and net of cash acquired. See Note 4 for a summary of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
     During the fiscal 2005 annual impairment review for goodwill, indicators of impairment were found in the Molex Premise Network (MPN) reporting unit. The MPN business, consisting of products primarily sold into the structured cabling market for data communications, had not performed as management had expected. Slower growth in MPN’s markets served and slower-than-expected customer acceptance of its products in the structured cabling business, as well as a delay in the transition to next-generation data communication networks, had a negative impact on MPN’s operating results. These factors resulted in lower growth expectations for the reporting unit, which resulted in the goodwill impairment charge.

     Based on our assessment of MPN’s implied fair value, including a valuation by an independent valuation firm, we recorded a non-cash impairment charge of $22.9 million in fiscal 2005. The charge is included as a component of net income in the Corporate and other segment in Note 17.
9. Investments
     At June 30, 2007, we owned approximately 20% of an affiliate accounted for under the equity method. At June 30, 2007, the net book value of this investment was $54.6 million and the market value based on quoted market prices was $115 million.
10. Income Taxes
     Income before income taxes and minority interest for the years ended June 30, is summarized as follows (in thousands):

	2007	2006	2005
United States	$86,229	$57,177	$22,507
International	252,028	270,707	200,694

Income before income taxes	$338,257	$327,884	$223,201

     The components of income tax expense (benefit) for the years ended June 30, were as follows (in thousands):

	2007	2006	2005
Current:
U.S. Federal	$5,406	$8,204	$2,583
State	318	1,649	(146)
International	70,767	90,441	62,957

Total currently payable	$76,491	$100,294	$65,394

Deferred:
U.S. Federal	$12,579	$296	$925
State	370	(289)	(187)
International	8,049	(8,508)	6,953

Total deferred	20,998	(8,501)	7,691

Total income tax expense	$97,489	$91,793	$73,085

     Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2007	2006	2005
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(1.6)	(2.6)	(3.5)
Repatriation of foreign earnings	(4.5)	(4.3)	(4.0)
Tax examinations and settlements	(1.4)	(0.9)	(1.1)
Goodwill impairment	—	—	3.6
Valuation allowance	0.4	1.6	3.1
Investments	—	(0.8)	—
State income taxes, net of Federal tax benefit	0.4	0.4	(0.1)
Foreign tax rates greater than U.S. Federal rate (net)	(0.8)	(0.8)	(1.2)
Other	1.3	0.4	0.9

Effective tax rate	28.8%	28.0%	32.7%

     At June 30, 2007, we had approximately $110.0 million of non-U.S. net operating loss carryforwards and $3.4 million of U.S. capital loss carryforwards. The capital loss carryforwards can be carried forward to offset future U.S. capital gains through fiscal year June 30, 2008. Substantially all of the non-U.S. net operating losses can be carried forward indefinitely.
     Also at June 30, 2007, we had approximately $24.0 million of U.S. foreign tax credit carryforwards and $2.7 million of U.S. research credit carryforwards. The U.S. foreign tax credit carryforwards will expire in future years through 2015. The U.S. research credit carryforwards will expire in future years through 2025.
     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2007 and 2006, we have recorded valuation allowances of $39.4 million and $33.9 million, respectively, against the non-U.S. net operating loss carryforwards.
     The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Pension and other postretirement liabilities	$37,548	$30,821
Stock option and other benefits	22,619	20,806
Capitalized research and development	20,549	23,740
Foreign tax credits	24,157	31,741
Net operating losses	39,917	33,975
Depreciation and amortization	—	13,527
Inventory	11,905	11,349
Minimum tax credit	15,414	15,475
Allowance for doubtful accounts	4,648	4,722
Other, net	15,003	15,751

Total deferred tax assets before valuation allowance	191,760	201,907
Valuation allowance	(39,366)	(33,920)

Total deferred tax assets	152,394	167,987
Deferred tax liabilities:
Investments	(20,136)	(18,462)
Depreciation and amortization	(12,461)	—

Total deferred tax liabilities	(32,597)	(18,462)

Total net deferred tax assets	$119,797	$149,525

     The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2007	2006
Net deferred taxes:
Current asset	$16,171	$19,054
Non-current asset	103,626	130,471

Total	$119,797	$149,525

     We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $754.0 million of undistributed earnings of certain of our non-U.S. subsidiaries as of June 30, 2007. These earnings are intended to be permanently invested. It is not practicable to estimate the additional income taxes which would be paid if the permanently reinvested earnings were distributed.
     We were granted favorable tax status and other incentives in Singapore and Malaysia, subject to certain conditions. The current Singapore grant is effective through March 2015 and the Malaysia grant is effective through November 2007. We plan to requesting an extension of the Malaysian grant. We were granted various tax holidays in China, which are effective for various terms and subject to certain conditions.

The impact of these grants was to decrease local country taxes by $10.7 million, $8.5 million and $7.8 million in fiscal years 2007, 2006 and 2005, respectively.
11. Profit Sharing, Pension and Post Retirement Medical Benefit Plans
Profit Sharing Plans
     We provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $15.4 million, $16.5 million and $14.6 million were charged to operations during fiscal 2007, 2006 and 2005, respectively.
Pension Plans
     We sponsor and/or contribute to pension plans, including defined benefit plans, covering substantially all U.S. plant hourly employees and certain employees in non-U.S. subsidiaries. The benefits are primarily based on years of service and the employees’ compensation for certain periods during their last years of employment. Non-U.S. plans are primarily in France, Germany, Ireland, Japan, Korea and Taiwan.
Post Retirement Medical Benefit Plans
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
Benefit Obligation and Plan Assets
     The changes in the benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Change in projected benefit obligation:
Beginning benefit obligation	$39,768	$43,840	$94,587	$92,186	$42,191	$44,078
Service cost	2,687	3,239	5,531	5,946	2,329	2,566
Interest cost	2,962	2,291	3,700	3,100	2,629	2,387
Plan participants’ contributions	—	—	293	257	460	413
Actuarial (gain) loss	4,737	—	3,034	—	4,480	1,557
Plan amendment	—	—	3,106	—	—	(7,241)
Effect of curtailment/settlement	(10)	(2,789)	—	(45)	—	—
Business combination	11,288	—	—	—	—	—
Benefits paid to plan participants	(1,031)	(516)	(3,126)	(2,,762)	(1,333)	(1,570)
Liability (gains) losses	—	(6,297)	—	(5,700)	—	—
Changes in foreign currency	—	—	(28)	1,606	—	—

Ending projected benefit obligation	$60,401	$39,768	$107,097	$94,588	$50,756	$42,190

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Change in plan assets:
Beginning fair value of plan assets	$41,916	$38,353	$42,977	$35,428	$—	$—
Actual return on plan assets	5,436	6,017	7,951	4,143	—	—
Employer contributions	3,000	—	10,343	3,619	1,151	1,157
Plan participants’ contributions	—	—	293	257	460	413

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Effect of settlement	—	(1,938)	—	—	—	—
Business combination	7,989	—	—	—	—	—
Benefits paid to plan participants	(1,030)	(516)	(3,126)	(2,762)	(1,611)	(1,570)
Changes in foreign currency	—	—	2,581	2,293	—	—

Ending fair value of plan assets	$57,311	$41,916	$61,019	$42,978	$—	$—

     The amounts recognized in the consolidated balance sheets were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Prepaid expenses	$595	$3,244	$8,110	$6,230	$—	$—
Accrued pension and other post retirement benefits	(3,686)	—	(54,251)	(45,661)	(50,756)	(29,394)
Accumulated other comprehensive income	4,333	—	12,328	—	16,850	—

Net amount recognized	$1,242	$3,244	$(33,813)	$(39,431)	$(33,906)	$(29,394)

     The amounts recorded to accumulated other comprehensive income before taxes, as of June 30, 2007, were as follows (in thousands):

		Non-U.S.	Postretirement
	U.S. Pension	Pension	Medical
	Benefits	Benefits	Benefits
Net transition liability	$—	$250	$—
Net actuarial loss	4,308	9,309	23,572
Net prior service costs	25	2,769	(6,722)

Defined benefit plans, net	$4,333	$12,328	$16,850

     The funding status as of June 30, 2006, was as follows (in thousands):

		Non-U.S.	Postretirement
	U.S. Pension	Pension	Medical
	Benefits	Benefits	Benefits
Ending Funded Status	$2,147	$(51,610)	$42,190
Unrecognized net transition liability	—	293	—
Unrecognized actuarial loss	1,068	11,886	(20,193)
Unrecognized prior service costs	29	—	7,397

Net amount recognized	$3,244	$(39,431)	$29,394

     The accumulated benefit obligations as of June 30, 2006, were as follows (in thousands):

		Non-U.S.	Postretirement
	U.S. Pension	Pension	Medical
	Benefits	Benefits	Benefits
Accumulated benefit obligation	$33,127	$73,522	$42,190
     The amounts applicable to our pension plans with accumulated benefit obligations in excess of plan assets, as well as projected benefit obligations in excess of plan assets are as follows (in thousands):

	U.S. Pension		Non-U.S. Pension
	Benefits		Benefits
	2007	2006	2007	2006
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$9,731	$—	$57,514	$41,905
Plan assets	8,533	—	10,643	3,903
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	12,219	—	64,831	56,745
Plan assets	8,533	—	10,643	3,903
Assumptions

     Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

					Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.2%	6.4%	3.8%	3.9%	6.2%	6.3%
Rate of compensation increase	3.7%	3.5%	3.5%	3.4%	—	—
Health care cost trend	—	—	—	—	10.0%	10.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2012	2011
     For the postretirement medical benefit plan, a one-percentage point change in the assumed health care cost trend rates would have the following effect (in thousands):

	2007	2006	2005
Effect on total service and interest cost:
Increase 100 basis points	$1,287	$1,476	$1,073
Decrease 100 basis points	(1,014)	(1,211)	(908)

Effect on benefit obligation:
Increase 100 basis points	$9,057	$9,951	$8,655
Decrease 100 basis points	(7,270)	(8,164)	(7,325)
     Weighted-average actuarial assumptions used to determine costs for the plans were as follows (in thousands):

					Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.3%	5.5%	3.9%	3.4%	6.3%	5.5%
Expected return on plan assets	8.4%	8.5%	6.5%	5.9%	—	—
Rate of compensation increase	3.7%	3.5%	3.4%	3.0%	—	—
Health care cost trend	—	—	—	—	10.0%	10.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2011	2010
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
Net Periodic Benefit Cost
     The components of net periodic benefit cost for our plans consist of the following for the years ended June 30 (in thousands):

							Postretirement
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Medical Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$2,687	$3,239	$2,805	$5,531	$5,946	$5,329	$2,329	$2,566	$1,878
Interest cost	2,962	2,291	2,080	3,700	3,100	2,953	2,629	2,387	1,884

							Postretirement
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Medical Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Expected return on plan assets	(3,939)	(3,070)	(2,892)	(2,901)	(2,098)	(2,097)	—	—	—
Amortization of prior service cost	4	110	204	218	—	71	(676)	(71)	(262)
Amortization of unrecognized transition obligation	—	—	—	40	40	4	—	—	—
Recognized actuarial losses	—	716	399	176	741	529	1,102	1,039	635
Other items	(12)	4	—	—	(45)	285	278	—	773

Net periodic benefit cost	$1,702	$3,290	$2,596	$6,764	$7,684	$7,074	$5,662	$5,921	$4,908

     The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in fiscal 2008 is $1.2 million.
Plan Assets
     Our overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The weighted-average asset allocations for our pension plans at June 30 are as follows (in thousands):

	2007		2006
		Non-U.S.		Non-U.S.
	U.S. Plan	Plan		Plan
	Assets	Assets	Assets	Assets
Asset category:
Equity	68%	70%	65%	71%
Bonds	32%	21%	30%	20%
Other	—	9%	5%	9%
Adoption of SFAS No. 158
     Effective for fiscal 2007, we adopted the provisions of SFAS No. 158 “Employers’ accounting for defined benefit pension and other postretirement plans.” SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the consolidated balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year-end in fiscal 2008. For fiscal 2007, we maintained the measurement date for the U.S. plans in March, and the measurement date for the non-U.S. plans was June prior to adoption of SFAS No. 158. The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of June 30, 2007 was as follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Non-current deferred income taxes	$1,545	$10,866	$12,411
Other assets	15,205	(6,500)	8,705
Other non-current liabilities	86,362	22,331	108,693
Accumulated other comprehensive income (loss)	159,363	(17,965)	141,398
Funding Expectations
     No contributions are required during 2008 under applicable law for the U.S. Pension Plan. We intend to make a voluntary contribution so that assets are not less than the accumulated benefit obligation at the end of the fiscal year. Expected funding for the non-U.S. plans during fiscal 2008 is approximately $10.7 million. Employer contributions to the postretirement medical benefits plan are expected to be approximately $1.5 million in fiscal 2008.
Estimated Future Benefit Payments

     The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $15 million in any year through 2017.
12. Debt
     We had available lines of credit totaling $181.6 million at June 30, 2007, expiring between 2008 and 2012. Our long-term debt approximates $128.7 million at June 30, 2007. In order to fund the cash portion of our investment in Woodhead made during fiscal 2007, we entered into two term notes aggregating 15 billion Japanese yen ($121.8 million) and borrowed $44.0 million on our unsecured revolving credit line. The term note agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. The $44.0 million that we borrowed on our unsecured revolving line of credit was repaid during the second quarter of fiscal 2007. Principal payments on long-term debt obligations, including interest, are due as follows: fiscal 2008, $1.3 million; fiscal 2009, $1.0 million; fiscal 2010, $122.9 million; fiscal 2011, $3.3 million; fiscal 2012, $0.4 million; and thereafter, $0.2 million.
     In addition to the two term notes above, our remaining long-term debt generally consists of mortgages and industrial development bonds with interest rates ranging from 3.8% to 7.8% and maturing through 2012. Certain assets, including land, buildings and equipment, secure our long-term debt.
13. Leases
     We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below (in thousands):

Operating
Year ending June 30:	Leases
2008	$13,870
2009	5,669
2010	3,947
2011	2,836
2012	3,136
2013 and thereafter	6,556

Total lease payments	$36,014

     Rental expense was $10.4 million, $10.2 million and $9.3 million in fiscal 2007, 2006 and 2005, respectively.
14. Capital Stock
     The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2007.
     The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B

Common Stock would be diluted. Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2007.
     The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.
     Changes in common stock for the years ended June 30 are as follows (in thousands):

			Class A
	Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding at June 30, 2004	110,415	$5,521	104,162	$5,208	25,601	$509,161
Exercise of stock options	399	20	836	42	64	1,685
Purchase of treasury stock	—	—	—	—	2,395	58,217
Issuance of stock awards	—	—	—	—	(25)	(553)
Other	—	—	—	—	14	407

Outstanding at June 30, 2005	110,814	$5,541	104,998	$5,250	28,049	$568,917
Exercise of stock options	483	24	1,584	79	309	8,736
Purchase of treasury stock	—	—	—	—	6,018	165,323
Issuance of stock awards	—	—	16	1	—	—
Other	—	—	—	—	8	243

Outstanding at June 30, 2006	111,297	$5,565	106,598	$5,330	34,384	$743,219
Exercise of stock options	426	21	1,890	95	705	21,801
Purchase of treasury stock	—	—	—	—	1,248	34,889
Issuance of stock awards	—	—	25	1	—	—
Other	7	1	49	2	—	(15)

Outstanding at June 30, 2007	111,730	$5,587	108,562	$5,428	36,337	$799,894

15. Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income are as follows (in thousands):

	2007	2006
Foreign currency translation adjustments	$157,002	$105,993
Non-current deferred tax asset	12,411	—
Accumulated transition obligation	(250)	—
Accumulated prior service credit	3,928	—
Accumulated net loss	(37,189)	—
Unrealized gains on investments	5,496	720

Total	$141,398	$106,713

16. Stock Incentive Plans
     Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost recognized in selling, general and administrative expense for fiscal 2007 was $27.5 million and the related tax benefit was $9.6 million.
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
     The stock options that are approved for grant to executive officers and directors are generally options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the award with a term of five years. The number of shares authorized for stock option grants to executive officers and directors is 12.5 million.
     Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

		Exercise
	Shares	Price
Outstanding at June 30, 2004	9,506	$18.17
Granted	2,256	18.78
Exercised	(1,084)	12.66
Forfeited or expired	(134)	12.54

Outstanding at June 30, 2005	10,544	$18.94
Granted	1,989	18.98
Exercised	(1,872)	12.85
Forfeited or expired	(241)	19.72

Outstanding at June 30, 2006	10,420	$20.02
Granted	2,264	20.65
Exercised	(2,122)	17.46
Forfeited or expired	(343)	21.93

Outstanding at June 30, 2007	10,219	$20.98

Exercisable at June 30, 2007	4,009	$24.14

     At June 30, 2007, exercisable options had an aggregate intrinsic value of $14.8 million with a weighted-average remaining contractual life of 2.2 years. In addition, there were 5.8 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $46.9. Total options outstanding had an aggregate intrinsic value of $65.7 million with a weighted-average remaining contractual life of 3.2 years. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $10.6 million, $28.0 million and $14.2 million, respectively.
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

	2007	2006	2005
Weighted-average fair value of options granted:
At market value of underlying stock	$9.82	$8.15	$7.25
At less than market value of underlying stock	$14.68	$17.18	$13.26

Assumptions:

	2007	2006	2005
Dividend yield	1.06%	0.72%	0.60%
Expected volatility	28.44%	28.25%	35.88%
Risk-free interest rate	4.79%	4.06%	3.26%
Expected life of option (years)	3.94	3.66	3.98
     As of June 30, 2007, there were options outstanding to purchase 0.8 million shares of Common Stock and 9.4 million shares of Class A Common Stock.
Stock Awards
     Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock. Generally, these grants vest 25% per year beginning the first anniversary date of the award. Stock awards transactions are summarized as follows (shares in thousands):

		Fair Market
	Shares	Value
Nonvested shares at June 30, 2004	409	$24.33
Granted	188	24.49
Vested	(151)	25.32

Nonvested shares at June 30, 2005	446	$24.06
Granted	249	24.56
Vested	(195)	20.43

Nonvested shares at June 30, 2006	500	$24.33
Granted	271	29.51
Vested	(168)	23.57
Forfeited	(62)	25.05

Nonvested shares at June 30, 2007	541	$27.08

     As of June 30, 2007, there was $12.2 million of total unrecognized compensation cost related to the above nonvested stock bonus awards. We expect to recognize the cost of these stock awards over a weighted-average period of 2.7 years. The total fair value of shares vested during fiscal 2007, 2006, and 2005 was $4.7 million, $4.0 million and $3.8 million, respectively.
Directors’ Deferred Compensation Plan
     Our non-employee directors are eligible to participate in a deferred compensation plan under which they may elect on a yearly basis to defer all or a portion of the following year’s compensation. A participant may elect to have the deferred amount (a) accrue interest during each calendar quarter at a rate equal to the average six month Treasury Bill rate in effect at the beginning of each calendar quarter, or (b) credited as stock “units” whereby each unit is equal to one share of Common Stock. The cumulative amount that is deferred for each participating director is subject to the claims of our general creditors.
     If a non-employee director elects to have his or her compensation deferred as stock units, the compensation earned for a given quarter is converted to stock units at the closing price of common stock on the date the compensation would otherwise be paid. Stock units are distributed in shares of common stock.
17. Segment and Related Information
     We operated in one product segment: the manufacture and sale of electronic components. Revenue is recognized based on the location of the selling entity. Management operated the business through four regions. The Americas region consisted primarily of operations in the U.S., Mexico and Brazil. The Asia Pacific North region includeed Japan and Thailand and two manufacturing operations in northern China. The Asia Pacific South region included the rest of China, Korea, Singapore and the remaining countries in Asia. European operations are located in both Eastern and Western Europe. Corporate and other included operating result of Woodhead. Revenue between regions is recorded at market-based prices. Information by region for the years ended June 30 is summarized in the following table (in thousands):

		Asia Pacific	Asia Pacific		Corporate
	Americas	North	South	Europe	and Other	Elims.	Total
2007:
Customer revenue	$783,464	$510,311	$1,128,034	$556,096	$287,969	$—	$3,265,874
Intercompany revenue	249,103	411,792	156,340	64,501	132,703	(1,014,439)	—

Net revenue	$1,032,567	$922,103	$1,284,374	$620,597	$420,672	$(1,014,439)	$3,265,874

Depreciation and amortization	$44,770	$88,637	$47,929	$32,364	$24,212	$—	$237,912
Income tax expense	36,216	38,819	23,308	1,679	(2,533)	—	97,489
Net income (loss)	47,321	106,552	119,200	3,572	(35,877)	—	240,768
Assets	1,362,494	651,621	992,748	593,223	982,473	(1,266,451)	3,316,108
Capital expenditures	52,314	119,319	66,585	43,792	14,851	—	296,861

2006:
Customer revenue	$793,296	$450,860	$1,036,892	$511,375	$68,866	$—	$2,861,289
Intercompany revenue	209,491	403,116	138,614	46,439	124,813	(922,473)	—

Net revenue	$1,002,787	$853,976	$1,175,506	$557,814	$193,679	$(922,473)	$2,861,289

Depreciation and amortization	$50,414	$75,325	$40,097	$34,561	$14,260	$—	$214,657
Income tax expense	27,729	50,568	22,777	2,320	(11,601)	—	91,793
Net income (loss)	44,885	115,080	131,242	(7,581)	(47,535)	—	236,091
Assets	1,046,084	680,810	933,433	544,334	493,470	(723,711)	2,974,420
Capital expenditures	46,503	117,294	64,365	26,614	22,007	—	276,783

2005:
Customer revenue	$701,470	$461,873	$835,368	$505,953	$49,794	$—	$2,554,458
Intercompany revenue	184,528	319,739	137,548	44,902	111,153	(797,870)	—

Net revenue	$885,998	$781,612	$972,916	$550,855	$160,947	$(797,870)	$2,554,458

Depreciation and amortization	$58,334	$79,157	$35,483	$42,512	$15,878	$—	$231,364
Income tax expense	16,803	47,163	19,836	(325)	(10,392)	—	73,085
Net income (loss)	28,060	102,746	93,167	(17,289)	(56,568)	—	150,116
Assets	967,940	542,307	751,468	522,856	364,579	(418,988)	2,730,162
Capital expenditures	36,173	95,816	57,679	29,577	11,650	—	230,895
     Corporate and Other assets include goodwill, intangible assets and investments. Corporate and Other net revenue includes revenue from operations that have not yet been assigned to a particular region.
     Customer revenue and net property, plant and equipment by significant foreign country within our regions are summarized as follows (in thousands):

	2007	2006	2005
Customer revenue:
United States	$896,625	$764,074	$674,575
Japan	484,613	421,603	433,465
China	717,735	642,369	495,926
Net property, plant and equipment:
United States	$313,109	$293,055	$301,140
Japan	280,246	276,696	251,429
China	188,670	161,717	136,798
     During fiscal 2007, 2006 and 2005, no customer accounted for more than 10% of consolidated net revenue.
18. Quarterly Financial Information (Unaudited)
     The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2007 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$829,545	$837,467	$807,014	$791,848
Gross profit	269,409	258,509	250,988	237,802
Income before income taxes	107,005	94,619	92,296	44,337
Income taxes	30,504	28,392	26,978	11,615
Net income	76,501	66,227	65,318	32,722
Basic earnings per share	0.42	0.36	0.36	0.18
Diluted earnings per share	0.41	0.36	0.35	0.18
     The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2006 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$659,815	$697,348	$720,327	$783,799
Gross profit	213,819	227,796	242,398	258,617
Income before income taxes	64,663	81,389	85,572	96,260
Income taxes	18,423	23,193	24,388	25,789
Net income	46,240	58,196	61,184	70,471
Basic earnings per share	0.25	0.31	0.33	0.38
Diluted earnings per share	0.25	0.31	0.33	0.38
     During the fourth quarter of fiscal 2007, income from operations was impacted by a pre-tax charge of $36.9 million relating to restructuring costs and asset impairments (see Note 5). These charges reduced net income by $30.3 million, or $0.16 per share.
     In each quarter of fiscal 2006, we recognized expense related to the fiscal 2005 restructuring program ranging from $4.3 million to $10.7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Molex Incorporated
     We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index of Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 11 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of June 30, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 1, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
August 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Molex Incorporated
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Molex Incorporated maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Woodhead Industries, Inc., which is included in the fiscal year 2007 consolidated financial statements of Molex Incorporated and constituted 11% and 12% of total and net assets, respectively, as of June, 30, 2007 and 6% and 4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Molex Incorporated also did not include an evaluation of the internal control over financial reporting of Woodhead Industries, Inc.
     In our opinion, management’s assessment that Molex Incorporated maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal year 2007 consolidated financial statements of Molex Incorporated and our report dated August  1, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
August 1, 2007

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
     Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. As discussed in Item 1 of this annual report under Business and in Note 4 to our consolidated financial statements included in this annual report, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) on August 10, 2006. As permitted by the rules and regulations of the SEC, we excluded Woodhead from our assessment of our internal control over financial reporting as of June 30, 2007. The total assets and revenues of Woodhead included in our consolidated financial statement were approximately 11% and 6%, respectively, as of and for the year ended June 30, 2007.
     Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2007.
     Ernst & Young LLP, an independent registered public accounting firm, as auditors of Molex Incorporated’s financial statements, issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007. Ernst & Young LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, is included herein.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the SEC, we excluded Woodhead from our assessment of our internal control over financial reporting for the quarter ended June 30, 2007. We are in the process of integrating the internal control procedures of Woodhead into our internal control structure.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information under the captions “Item 1 – Election of Directors,” “Board Independence” “Board and Committee Information,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 2007 is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated by reference in this section.
Item 11. Executive Compensation
     The information under the caption “Executive Compensation” in our 2007 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the captions “Security Ownership of Directors and Executive Officers,” “Security Ownership of More than 5% Shareholders” and “Equity Compensation Plan Information” in our 2007 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the captions “Item 1 — Election of Directors,” and “Certain Relationships and Related Transactions,” in our 2007 Proxy Statement is herein incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information under the caption “Independent Auditor’s Fees” in our 2007 Proxy Statement is herein incorporated by reference.
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

Molex Incorporated
Schedule II — Valuation and Qualifying Accounts
For the Years Ended June 30, 2007, 2006, and 2005
(in thousands)

	Balance at			Other/	Balance at
	Beginning	Charges		Currency	End
	of Period	to Income	Write-Offs	Translation	of Period
Receivable Reserves:
Year ended 2007	$26,513	$71,245	$(67,422)	$728	$31,064
Year ended 2006	$20,293	$69,187	$(63,524)	$557	$26,513
Year ended 2005	$19,732	$54,295	$(49,730)	$(4,004)	$20,293

Inventory Reserves:
Year ended 2007:
Slow and Excess	$30,309	$23,607	$(20,983)	$7,023	$39,956
Blocked Stock	936	94	—	(195)	835
Other	2,689	(299)	—	(454)	1,936

Total	$33,934	$23,402	$(20,983)	$6,374	$42,727

Year ended 2006:
Slow and Excess	$29,511	$18,014	$(17,959)	$743	$30,309
Blocked Stock	1,626	(690)	—	—	936
Other	3,061	(372)	—	—	2,689

Total	$34,198	$16,952	$(17,959)	$743	$33,934

Year ended 2005:
Slow and Excess	$33,758	$12,673	$(15,732)	$(1,188)	$29,511
Blocked Stock	2,114	(488)	—	—	1,626
Other	4,313	(1,252)	—	—	3,061

Total	$40,185	$10,933	$(15,732)	$(1,188)	$34,198

Deferred tax asset valuation allowance:
Year ended 2007	$33,920	$1,308	$—	$4,138	$39,366
Year ended 2006	$28,700	$5,345	$(125)	—	$33,920
Year ended 2005	$23,076	$6,849	$(1,225)	—	$28,700

Molex Incorporated
Index of Exhibits

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000

3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 17, 2007

4	Instruments defining rights of security holders	See Exhibit 3.1

10.1	Summary of Salary and Bonus Arrangements with Certain Executive Officers	Incorporated by reference to our Form 8-K filed on August 1, 2006

10.2	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.3	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.4	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.5	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.6	Molex-Japan Directors’ and Executive Officers’ Retirement Trust, as amended and restated	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 7, 2005

10.7	Molex Deferred Compensation Plan	Incorporated by reference to Exhibit 99.2 to our Form 8-K filed on August 1, 2006

10.8	Supplemental Executive Retirement Plan	Incorporate by reference to Exhibit 10.8 to our annual report on Form 10-K for the year ended June 30, 2006.

10.9	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2006

10.10	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006

Exhibit
Number	Description	Location

10.11	2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the period ended September 30, 2006

10.12	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Filed herewith

10.13	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the period ended September 30, 2006

10.14	Form of Equity Award Agreement under the 2000 Molex Long-Term Stock Plan	Filed herewith

10.15	2000 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.6 of our annual report on Form 10-K for the year ended June 30, 2001

10.16	Form of Stock Option Agreement under the 2000 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q for the period ended March 31, 2005

10.17	1991 Molex Incorporated Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the year ended June 30, 1999

21	Subsidiaries of the Company	Filed herewith

23	Consent of Ernst & Young, LLP	Filed herewith

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
(All other exhibits are either inapplicable or not required.)

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

MOLEX INCORPORATED (Company)

August 3, 2007	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	By: / S/ DAVID D. JOHNSON David D. Johnson
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 3, 2007	Co-Chairman of the Board	/S/ FREDERICK A. KREHBIEL Frederick A. Krehbiel

August 3, 2007	Co-Chairman of the Board	/S/ JOHN H. KREHBIEL, JR.

John H. Krehbiel, Jr.

August 3, 2007	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/S/ MARTIN P. SLARK

Martin P. Slark

August 3, 2007	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/S/ DAVID D. JOHNSON

David D. Johnson

August 3, 2007	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	/S/ K. TRAVIS GEORGE

K. Travis George

August 3, 2007	Director	/S/ FRED L. KREHBIEL

Fred L. Krehbiel

August 3, 2007	Director	/S/ MICHAEL J. BIRCK

Michael J. Birck

August 3, 2007	Director	/S/ MICHELLE L. COLLINS

Michelle L. Collins

August 3, 2007	Director	/S/ EDGAR D. JANNOTTA

Edgar D. Jannotta

August 3, 2007	Director	/S/ KAZUMASA KUSAKA

Kazumasa Kusaka

August 3, 2007	Director	/S/ DAVID L. LANDSITTEL

David L. Landsittel

August 3, 2007	Director	/S/ DONALD G. LUBIN

Donald G. Lubin

August 3, 2007	Director	/S/ ROBERT J. POTTER

Robert J. Potter