Form 10-Q
period 2007-09-30
MOLEX INC
filed 2007-11-02
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On October 29, 2007, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	98,882,308
Class A Common Stock	82,514,660
Class B Common Stock	94,255

Molex Incorporated

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Sept. 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$395,381	$378,361
Marketable securities	51,913	82,549
Accounts receivable, less allowances of $36,322 and $31,064, respectively	692,523	685,666
Inventories	396,093	392,680
Other current assets	57,479	51,571

Total current assets	1,593,389	1,590,827
Property, plant and equipment, net	1,135,333	1,121,369
Goodwill	365,286	334,791
Other assets	292,036	269,121

Total assets	$3,386,044	$3,316,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,197	$279,847
Accrued expenses	202,759	187,890
Other current liabilities	87,150	63,214

Total current liabilities	567,106	530,951
Other non-current liabilities	24,993	25,612
Accrued pension and postretirement benefits	111,861	108,693
Long-term debt	135,581	127,821

Total liabilities	839,541	793,077

Commitments and contingencies

Stockholders’ equity:
Common stock	11,034	11,020
Paid-in capital	529,178	520,037
Retained earnings	2,682,928	2,650,470
Treasury stock	(862,026)	(799,894)
Accumulated other comprehensive income	185,389	141,398

Total stockholders’ equity	2,546,503	2,523,031

Total liabilities and stockholders’ equity	$3,386,044	$3,316,108

     See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2007	2006
Net revenue	$792,610	$829,545
Cost of sales	556,460	560,136

Gross profit	236,150	269,409

Selling, general and administrative	160,635	166,301
Restructuring costs and asset impairments	2,629	—

Total operating expenses	163,264	166,301

Income from operations	72,886	103,108

Investment income	698	1,817
Interest income, net	2,564	2,080

Other income, net	3,262	3,897

Income before income taxes	76,148	107,005

Income taxes	22,844	30,504

Net income	$53,304	$76,501

Earnings per share:
Basic	$0.29	$0.42
Diluted	$0.29	$0.41

Dividends declared per share	$0.1125	$0.0750

Average common shares outstanding:
Basic	183,290	183,763
Diluted	184,276	185,992
     See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$53,304	$76,501
Add non-cash items included in net income:
Depreciation and amortization	60,973	58,122
Share-based compensation	7,591	7,639
Other non-cash items	1,494	3,351
Changes in assets and liabilities:
Accounts receivable	12,671	(28,279)
Inventories	7,702	(32,722)
Accounts payable	(11,698)	(9,382)
Other current assets and liabilities	16,510	(37,232)
Other assets and liabilities	(3,446)	(1,230)

Cash provided from operating activities	145,101	36,768

Investing activities:
Capital expenditures	(49,144)	(75,566)
Proceeds from sales of property, plant and equipment	2,097	1,559
Proceeds from sales or maturities of marketable securities	650,140	3,060,202
Purchases of marketable securities	(619,473)	(2,925,068)
Acquisitions	(42,100)	(236,626)
Other investing activities	(1,135)	2,476

Cash used for investing activities	(59,615)	(173,023)

Financing activities:
Proceeds from revolving credit facility	—	44,000
Proceeds from issuance of long-term debt	—	131,045
Payments of long-term debt	(1,231)	(26,146)
Cash dividends paid	(13,804)	(13,774)
Exercise of stock options	871	7,362
Purchase of treasury stock	(60,546)	(5,017)
Other financing activities	(1,571)	517

Cash provided by (used for) financing activities	(76,281)	137,987

Effect of exchange rate changes on cash	7,815	(226)

Net increase in cash and cash equivalents	17,020	1,506
Cash and cash equivalents, beginning of period	378,361	332,815

Cash and cash equivalents, end of period	$395,381	$334,321

     See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 59 plants in 19 countries.
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2007 are not necessarily an indication of the results that may be expected for the year ending June 30, 2008. The Condensed Consolidated Balance Sheet as of June 30, 2007 was derived from our audited consolidated financial statements for the year ended June 30, 2007. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2007.
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
2. Restructuring Charges
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Restructuring expense during the quarter ended September 30, 2007 was $2.6 million, resulting in cumulative expense since we announced the restructuring of $39.5 million. We expect to incur total restructuring and asset impairment costs related to these actions ranging from $100 — $125 million, of which we expect the remaining expense to occur primarily in the Connector and Transportation segments. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. We expect to complete the actions under this plan by June 30, 2009.
     The following table sets forth restructuring costs by segment (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	and Other	Total
Cumulative costs at June 30, 2007	$3,492	$5,914	$12,206	$15,257	$36,869
Net restructuring expense during the current quarter	500	528	426	1,175	2,629

Cumulative costs at Sept. 30, 2007	$3,992	$6,442	$12,632	$16,432	$39,498

     The cumulative change in the accrued severance balance related to the restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2007	$32,165
Cash payments	(8,059)
Charges to expense	3,295
Non-cash related costs	(323)

Balance at September 30, 2007	$27,078

     The accrued severance balance includes $3.8 million related to eliminating redundant costs and improving efficiencies in operations in connection with the acquisition of Woodhead. Additionally, $3.8 million remains in the accrued severance balance related to a restructuring plan announced in fiscal 2005 that was substantially complete as of June 30, 2006.
3. Acquisition
     On July 19, 2007, we completed an acquisition of a U.S.-based company in an all cash transaction approximating $42.1 million. We recorded additional goodwill of $25.5 million in connection with this acquisition. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available.
4. Earnings Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Basic average common shares outstanding	183,290	183,763
Effect of dilutive stock options	986	2,229

Diluted average common shares outstanding	184,276	185,992

5. Comprehensive Income
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Net income	$53,304	$76,501
Translation adjustments	41,495	(5,228)
Unrealized investment gain	2,496	4,143

Total comprehensive income	$97,295	$75,416

6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Sept. 30,	June 30,
	2007	2007
Raw materials	$85,053	$85,320
Work in process	107,719	107,394
Finished goods	203,321	199,966

Total inventories	$396,093	$392,680

7. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Service cost	$2,246	$1,971
Interest cost	1,928	1,558
Expected return on plan assets	(2,172)	(1,606)
Amortization of prior service cost	53	57
Recognized actuarial losses	85	45
Amortization of transition obligation	10	10

Benefit cost	$2,150	$2,035

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Service cost	$759	$572
Interest cost	807	645
Amortization of prior service cost	(173)	(166)
Recognized actuarial losses	327	270

Benefit cost	$1,720	$1,321

8. Long-Term Debt
     Long-term debt of $135.6 million as of September 30, 2007 consists principally of two unsecured borrowing agreements approximating 15 billion Japanese yen ($129.8 million). The agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. Interest on the loans is payable semi-annually with the principal due in September 2009.
9. Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (FIN 48) effective July 1, 2007. The adoption of FIN 48 did not have a material impact on our statement of financial position or on results of operations.
     As of June 30, 2007, unrecognized tax benefits were $12.6 million, of which, $10.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Due to the various jurisdictions in which we file income tax returns, it is reasonably possible that there will be changes in the amount of unrecognized tax benefits over the next twelve months but the amounts of these changes cannot be estimated.

     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2001. The examination of federal income tax returns for 2002 and 2003 has been completed and we expect to receive the final report from the Internal Revenue Service during fiscal 2008. The tax years 2004 through 2007 remain open to examination by all other major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and/or penalties related to income tax matters in tax expense. As of September 30, 2007, there were no material interest or penalty amounts to accrue.
10. New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us on July 1, 2008. We are currently evaluating the financial statement impact of adopting SFAS No. 157, but we do not expect its adoption to have a significant transition effect.
11. Segments and Related Information
     On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment designs, manufactures and sells products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment designs, manufactures and sells products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs, manufactures and sells integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Information by segment is summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
For the three months ended September 30, 2007:
Revenues from external customers	$452,254	$120,053	$218,203	$2,100	$792,610
Income (loss) from operations	75,344	4,403	17,058	(23,919)	72,886
Depreciation & amortization	38,192	9,941	8,943	3,897	60,973
Capital expenditures	29,076	9,517	3,187	7,364	49,144

For the three months ended September 30, 2006:

Revenues from external customers	$496,012	$105,269	$222,113	$6,151	$829,545
Income (loss) from operations	109,358	123	19,747	(26,120)	103,108
Depreciation & amortization	34,484	9,856	9,611	4,171	58,122
Capital expenditures	43,317	15,889	11,517	4,843	75,566
     Corporate & other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology.

     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
September 30, 2007	$1,223,292	$382,102	$495,141	$123,414	$2,223,949
June 30, 2007	1,167,163	407,034	454,730	170,788	2,199,715
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Sept. 30,	June 30,
	2007	2007
Segment net assets	$2,223,949	$2,199,715
Other current assets	504,773	512,481
Non current assets	657,322	603,912

Consolidated total assets	$3,386,044	$3,316,108

     Amounts for the three months ended September 30, 2006 and as of June 30, 2007, were recast to conform to the new organization structure. The recast data required the use of judgment in determining certain allocations of expense related to manufacturing facilities and administrative services that are shared between segments.

Molex Incorporated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”
Overview
     Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 59 plants in 19 countries. We also provide manufacturing services to integrate specific components into a customer’s product.
     On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment manufactures and sells products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment manufactures and sells products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment manufactures and sells integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     In connection with our reorganization, we undertook a multi-year restructuring plan in fiscal 2007 designed to reduce costs and to improve return on invested capital. A majority of the plan relates to the movement of manufacturing activities within facilities located in North America and Europe and activities from North America and Europe to Asia. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes headcount reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations.
     Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage rising raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems.
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
     Except for the July 1, 2007 accounting change described below, the information concerning our critical accounting policies can be found under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.
Income Taxes
     As a result of the implementation of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), effective July 1, 2007, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Results of Operations
     The following table sets forth consolidated statements of income data as a percentage of net revenue as of September 30 (in thousands):

		Percentage		Percentage
	2007	of Revenue	2006	of Revenue
Net revenue	$792,610	100.0%	$829,545	100.0%
Cost of sales	556,460	70.2%	560,136	67.5%

Gross profit	236,150	29.8%	269,409	32.5%

Selling, general & administrative	160,635	20.3%	166,301	20.1%
Restructuring costs and asset impairments	2,629	0.3%	—	—

Income from operations	72,886	9.2%	103,108	12.4%

Other income, net	3,262	0.4%	3,897	0.5%

Income before income taxes	76,148	9.6%	107,005	12.9%
Income taxes	22,844	2.9%	30,504	3.7%

Net income	$53,304	6.7%	$76,501	9.2%

Net Revenue
     We sell our products in five primary markets. The estimated change in revenue from each market during the first fiscal quarter of 2008 compared with the same quarter last year (Comparable Quarter) and the fourth quarter of 2007 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	(6.5)%	7.7%
Telecommunications	(15.7)	3.5
Automotive	9.9	(4.8)
Data	(7.9)	5.7
Industrial	3.2	(10.3)
     The decline in revenue from the prior year in telecommunications was due to a strong prior year quarter combined with a sharp decline in the mobile phone market during the second half of fiscal 2007. In fact, the decline in the mobile phone market was the primary reason for the decline in consolidated net revenue for the first fiscal quarter of 2008 compared with the same quarter last year. Sequentially, net revenue improved in the mobile phone market. We also experienced declines in the consumer and data markets during the second half of fiscal 2007 that improved sequentially, particularly in the disk drive and storage networking areas. The comparable quarter increase in revenue from the industrial market was primarily due to the full quarter effect of the acquisition of Woodhead Industries, Inc. (Woodhead) on August 9, 2006.

     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended
	September 30,
	2007	2006
Americas	29%	28%
Northern Asia	14	15
Southeast Asia and Australia	38	39
Europe	19	18

Total	100%	100%

     The general weakening of the U.S. dollar increased revenue by approximately $15.9 million for the three months ended September 30, 2007 over the prior year period. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended September 30, 2007
	Local	Currency	Net
	Currency	Translation	Change
Americas	$1,011	$477	$1,488
Northern Asia	(7,377)	(3,549)	(10,926)
Southeast Asia and Australia	(34,164)	8,863	(25,301)
Europe	(9,110)	10,062	952
Corporate & other	(3,148)	—	(3,148)

Net change	$(52,788)	$15,853	$(36,935)

     The change in revenue on a local currency basis was as follows:

Three Months
Ended
Sept. 30, 2007
Americas	0.4%
Northern Asia	(6.1)
Southern Asia and Australia	(10.5)
Europe	(5.9)
Total	(6.4)
     The following table sets forth information on revenue by segment as of September 30 (in thousands):

		Percentage		Percentage
	2007	of Revenue	2006	of Revenue
Connector	$452,254	57.1%	$496,012	59.8%
Transportation	120,053	15.1	105,269	12.7%
Custom & Electrical	218,203	27.5	222,113	26.8%
Corporate & other	2,100	0.3	6,151	0.7%

Total	$792,610	100.0%	$829,545	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three months ended September 30 (in thousands):

	2007	2006
Gross profit	$236,150	$269,409
Gross margin	29.8%	32.5%

     The effect of certain significant impacts on gross profit compared with the prior year period was as follows for the three months ended September 30 (in thousands):

2007
Price erosion	$(37,205)
Currency translation	4,859
Currency transaction	7,007
     The reduction in gross margin was primarily due to lower revenue resulting in a higher fixed manufacturing cost ratio. Price erosion also had a significant negative impact on gross margin, occurring primarily in the Connector segment. In addition, the shift in mix from higher margin telecommunications business to lower margin automotive business, and increased material costs for purchases of copper, plastics and gold, impacted gross margin.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. We estimate that the impact from currency transactions increased gross profit by approximately $7.0 million for the three months ended September 30, 2007 compared with the prior year period. These increases were primarily due to a general weakening of the U.S. dollar and Japanese yen against other currencies during the three months ended September 30, 2007.
Operating Expenses
     Operating expenses were as follows as of September 30 (in thousands):

	2007	2006
Selling, general and administrative	$160,635	$166,301
Selling, general and administrative as a percentage of revenue	20.3%	20.1%
Restructuring costs and asset impairments	$2,629	$—
     Selling, general and administrative expenses for the three months ended September 30, 2007 increased slightly as a percent of net revenue over the prior year quarter primarily due to the impact of fixed selling, general and administrative costs on lower revenue in the current quarter. The impact of currency translation increased selling, general and administrative expenses by approximately $3.1 million for the three months ended September 30, 2007.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately 5.0% of net revenue for the first quarter of fiscal 2008 and 2007.
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in the Americas and European regions, and, in general, the movement of manufacturing activities at these plants to other facilities. We expect to incur restructuring and asset impairment costs related to these actions ranging from $100 - $125 million, of which the impact on each region will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for further discussion.

Effective Tax Rate
     The effective tax rate was 30.0% and 28.5%, respectively, for the three months ended September 30, 2007 and 2006. The effective tax rates represent estimates of the full year effective tax rate. The effective tax rate for the first quarter of fiscal 2008 is higher than the prior year period due to our anticipation of greater earnings during fiscal year 2008 in countries with tax rates that are higher relative to the fiscal year 2007 earnings mix.
Backlog
     Our order backlog on September 30, 2007 was approximately $353.3 million compared with $425.3 million at September 30, 2006. Orders for the three months ended September 30, 2007 were $811.5 million compared with $864.6 million for the prior year period.
Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2007
Change in net revenue due to:
Total net revenue growth (decline)	$(43,759)
Currency translation	(6,713)

Organic net revenue growth (decline)	$(50,472)

Organic net revenue growth (decline) percentage	(10.2)%
     The Connector segment sells primarily to the telecommunication, data products and consumer markets. Segment revenue decreased in the first quarter of fiscal 2008 as compared with the prior year quarter primarily due to a sharp decline in revenue from mobile phone customers. Revenue from mobile phone customers was strong in early fiscal 2007 but then declined during the second half of the year. Sequentially, net revenue for the first quarter of fiscal 2008 improved in the mobile phone market. While the majority of issues in the mobile phone sector were customer specific, the overall sector is currently being driven by growth in entry level phones that have lower functionality and connector content, resulting in lower demand for our products. We believe this is the result of initial demand in developing economies, and that these large markets will eventually transition to more sophisticated higher connector content devices.
     The Connector segment was also negatively impacted by price erosion, particularly in the mobile phone business. Significant price erosion impacted our mobile phone business beginning in the second quarter of fiscal 2007, which negatively impacts revenue in the first quarter of fiscal 2008 when compared with the first quarter of fiscal 2007.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Income from operations	$75,344	$109,358
Operating margin	16.5%	21.8%
     Connector segment operating income was lower in the first quarter of fiscal 2008 as compared with the prior year period due to lower revenue and higher depreciation expense, offset by lower selling, general and administrative expense. Selling, general and administrative expense was lower in the current quarter due to restructuring activities that began in June 2007 and specific cost containment activities.

Transportation
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2007
Change in net revenue due to:
Total net revenue growth	$14,784
Currency translation	(2,997)

Organic net revenue growth	$11,787

Organic net revenue growth percentage	11.2%
     Transportation segment revenue increased in the first quarter of fiscal 2008 due to an increase in revenue of our standard products to traditional customers. We believe that the volume of automobiles manufactured by our customers during the first quarter of fiscal 2008 is lower than the volume in the same period last year; however, our customers have trended toward reducing their vendor list, resulting in an increase in our market share.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Income from operations	$4,403	$123
Operating margin	3.6%	0.1%
     Segment operating income increased in the first quarter of fiscal 2008 as compared with the same period last year due to the increase in revenue, a more efficient use of capacity in fiscal 2008 and cost reductions in connection with the restructuring activities that began in June 2007. Capacity utilization improved due to completion of the transition of manufacturing operations that was ongoing during the first quarter of fiscal 2007.
Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2007
Change in net revenue due to:
Total net revenue growth (decline)	$(3,910)
Currency translation	(6,419)

Organic net revenue growth (decline)	$(10,329)

Organic net revenue growth (decline) percentage	(4.7)%
     Custom and Electrical segment revenue declined in the first quarter of fiscal 2008 due to a non-recurring large order for a cable assembly product that we shipped in the first quarter of fiscal 2007. Demand for that cable assembly product was lower during the first quarter of fiscal 2008 due to product enhancements being made by our customer. The revenue decrease was partially offset by the full-quarter effect from the acquisition of Woodhead, which we have integrated into our existing operations. The acquisition of Woodhead on August 9, 2006, had a partial quarter effect on operating results for the first quarter of fiscal 2007, contributing net revenue of $33.5 million and operating income of $1.0 million.

     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Income from operations	$17,058	$19,747
Operating margin	7.8%	8.8%
     Segment operating income decreased due to the decrease in revenue and costs incurred to integrate the Woodhead operations and systems with Molex.
Non-GAAP Financial Measures
     Organic net revenue growth, which is included in the discussion above, is a non-GAAP financial measure. The difference between reported net revenue growth (the most directly comparable GAAP financial measure) and organic net revenue growth (the non-GAAP measure) consists of the impact from acquisitions and foreign currency exchange rates. Organic net revenue growth is a useful measure which we use to measure the underlying results and trends in our business. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity.
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
Financial Condition and Liquidity
     Our financial position remains relatively strong and we continue to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $447.3 million and $460.9 million at September 30, 2007 and June 30, 2007, respectively. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments. Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet with debt financing. We believe that our liquidity and financial flexibility are adequate to support both current and future growth. Long-term debt at September 30, 2007 totaled $135.6 million.

Cash Flows
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Cash provided from operating activities	$145,101	$36,768
Cash used for investing activities	(59,615)	(173,023)
Cash (used for) provided by financing activities	(76,281)	137,987
Effect of exchange rate changes on cash	7,815	(226)

Net increase in cash	$17,020	$1,506

Operating Activities
     Cash provided from operating activities increased by $108.3 million from the prior year period due mainly to lower use of funds to finance working capital needs in the current year period compared with the prior year. This working capital decrease was primarily due to the revenue decline for the three months ended September 30, 2007 compared with the prior year period. Working capital is defined as current assets minus current liabilities.
Investing Activities
     Acquisitions completed during the quarter totaled $42.1 million compared with the prior year acquisition of Woodhead for $236.6 million. Capital expenditures were $49.1 million for the three months ended September 30, 2007 compared with $75.6 million in the prior year period. Capital expenditures for the three months ended September 30, 2007 were primarily related to construction of a new plant in China and increasing capacity in other Asian entities.
Financing Activities
     On August 10, 2007 our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock though June 30, 2008. Approximately $139.5 million was remaining under the authorization as of September 30, 2007. We purchased 2,440,000 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2007, at an aggregate cost of $60.5 million and 162,500 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2006, at an aggregate cost of $5.0 million. We use shares repurchased to replenish stock used for exercises of employee stock options, employee stock awards and our Employee Stock Purchase Plan.
     As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.
Contractual Obligations and Commercial Commitments
     We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2007. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in our contractual obligations and commercial commitments since June 30, 2007 arising outside of the ordinary course of business.

Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007 (Form 10-K). You should carefully consider the risks described in our Form 10-K. Such risks are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
     We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at September 30, 2007 or 2006.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows and net receivable and payable balances.

     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $15.9 million and increased income from operations of $1.7 million for the three months ended September 30, 2007, compared with the estimated results for the comparable period in the prior year.
     Our $51.9 million of marketable securities at September 30, 2007 are principally debt instruments that generate interest income for us on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date. Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.
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
     Based upon their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Internal Control Over Financial Reporting
     During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 13, 2007, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2008. This authorization replaces the Company’s prior authorization which was to expire September 30, 2007 and had a remaining balance of $15.2 million. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2007 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
July 1 – July 31
Common Stock	—	$—	—
Class A Common Stock	23	$27.02	—
August 1 – August 31
Common Stock	300	$25.77	300
Class A Common Stock	812	$23.81	775
September 1 – September 30
Common Stock	200	$26.28	200
Class A Common Stock	1,167	$25.00	1,165

Total	2,502	$24.83	2,440

     As of September 30, 2007, the dollar value of shares that may yet be purchased under the plan was $139.5 million.

Item 6. Exhibits

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer

31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer

32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date: November 2, 2007	/s/ DAVID D. JOHNSON

David D. Johnson
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)