Form 10-Q
period 2007-12-31
MOLEX INC
filed 2008-02-04
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     On January 31, 2008, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	98,681,957
Class A Common Stock	81,483,697
Class B Common Stock	94,255

Molex Incorporated
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007	3

Condensed Consolidated Statements of Income for the three and six months ended December 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	25

SIGNATURES	26
By-laws
2000 Molex Long-Term Stock Plan, as Amended and Restated
Form of Equity Award Agreement
2005 Molex Incentive Stock Option Plan, as Amended and Restated
2005 Molex Supplemental Executive Retirement Plan, as Amended and Restated
Molex Executive Deferred Compensation Plan
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Dec. 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399,038	$378,361
Marketable securities	43,545	82,549
Accounts receivable, less allowances of $37,130 and $31,064, respectively	725,091	685,666
Inventories	411,291	392,680
Other current assets	57,994	51,571

Total current assets	1,636,959	1,590,827
Property, plant and equipment, net	1,138,919	1,121,369
Goodwill	369,381	334,791
Other assets	295,354	269,121

Total assets	$3,440,613	$3,316,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,898	$279,847
Accrued expenses	201,365	187,890
Other current liabilities	82,881	63,214

Total current liabilities	574,144	530,951
Other non-current liabilities	25,361	25,612
Accrued pension and postretirement benefits	111,668	108,693
Long-term debt	137,493	127,821

Total liabilities	848,666	793,077

Commitments and contingencies

Stockholders’ equity:
Common stock	11,064	11,020
Paid-in capital	543,633	520,037
Retained earnings	2,722,183	2,650,470
Treasury stock	(916,617)	(799,894)
Accumulated other comprehensive income	231,684	141,398

Total stockholders’ equity	2,591,947	2,523,031

Total liabilities and stockholders’ equity	$3,440,613	$3,316,108

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net revenue	$841,560	$837,467	$1,634,170	$1,667,012
Cost of sales	588,445	578,958	1,144,905	1,139,094

Gross profit	253,115	258,509	489,265	527,918

Selling, general and administrative	165,699	167,691	326,334	333,992
Restructuring costs and asset impairments	7,258	—	9,887	—

Total operating expenses	172,957	167,691	336,221	333,992

Income from operations	80,158	90,818	153,044	193,926

Investment income	2,081	1,792	2,779	3,609
Interest income, net	2,356	2,009	4,920	4,089

Other income, net	4,437	3,801	7,699	7,698

Income before income taxes	84,595	94,619	160,743	201,624

Income taxes	25,379	28,392	48,223	58,896

Net income	$59,216	$66,227	$112,520	$142,728

Earnings per share:
Basic	$0.33	$0.36	$0.62	$0.78
Diluted	$0.33	$0.36	$0.61	$0.77

Dividends declared per share	$0.1125	$0.0750	$0.2250	$0.1500

Average common shares outstanding:
Basic	181,034	184,058	182,211	183,895
Diluted	182,174	185,969	183,273	185,972
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2007	2006
Operating activities:
Net income	$112,520	$142,728
Add non-cash items included in net income:
Depreciation and amortization	121,357	117,696
Share-based compensation	12,427	13,744
Other non-cash items	1,654	4,346
Changes in assets and liabilities:
Accounts receivable	(6,155)	5,445
Inventories	437	(41,174)
Accounts payable	(5,548)	(30,620)
Other current assets and liabilities	7,403	(44,070)
Other assets and liabilities	6,191	(2,754)

Cash provided from operating activities	250,286	165,341

Investing activities:
Capital expenditures	(102,417)	(155,806)
Proceeds from sales of property, plant and equipment	6,787	2,097
Proceeds from sales or maturities of marketable securities	253,694	3,818,536
Purchases of marketable securities	(213,023)	(3,709,724)
Acquisitions	(42,470)	(237,114)
Other investing activities	(6,433)	3,993

Cash used for investing activities	(103,862)	(278,018)

Financing activities:
Proceeds from revolving credit facility	—	44,000
Payments on revolving credit facility	—	(44,000)
Proceeds from issuance of long-term debt	—	131,045
Payments of long-term debt	(1,467)	(26,337)
Cash dividends paid	(34,259)	(27,579)
Exercise of stock options	7,513	8,107
Purchase of treasury stock	(111,779)	(12,539)
Other financing activities	(497)	452

Cash (used for) provided by financing activities	(140,489)	73,149

Effect of exchange rate changes on cash	14,742	6,126

Net increase (decrease) in cash and cash equivalents	20,677	(33,402)
Cash and cash equivalents, beginning of period	378,361	332,815

Cash and cash equivalents, end of period	$399,038	$299,413

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended December 31, 2007 are not necessarily an indication of the results that may be expected for the year ending June 30, 2008. The Condensed Consolidated Balance Sheet as of June 30, 2007 was derived from our audited consolidated financial statements for the year ended June 30, 2007. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2007.
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
2. Restructuring Costs and Asset Impairments
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended December 31, 2007 was $7.3 million, resulting in cumulative costs since we announced the restructuring of $46.8 million. Restructuring costs during the three months ended December 31, 2007 were net of an adjustment for a defined benefit pension curtailment in the Custom & Electrical segment (see Note 7). We expect to incur total restructuring and asset impairment costs related to these actions ranging from $100 — $125 million, of which we expect the remaining expense to affect all segments. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. We expect to complete the actions under this plan by June 30, 2009.
     The following table sets forth restructuring costs by segment (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	and Other	Total
Cumulative costs at June 30, 2007	$3,492	$5,914	$12,206	$15,257	$36,869
Net restructuring costs during the first quarter	500	528	426	1,175	2,629

Cumulative costs at Sept. 30, 2007	$3,992	$6,442	$12,632	$16,432	$39,498
Net restructuring costs during the current quarter	1,254	954	(1,107)	6,157	7,258

Cumulative costs at Dec. 31, 2007	$5,246	$7,396	$11,525	$22,589	$46,756

     The cumulative change in the accrued severance balance related to restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2007	$32,165
Cash payments	(8,059)
Charges to expense	3,295
Non-cash related costs	(323)

Balance at September 30, 2007	$27,078
Cash payments	(4,700)
Charges to expense	8,706
Non-cash related costs	(364)

Balance at December 31, 2007	$30,720

     The accrued severance balance includes $3.8 million related to eliminating redundant costs and improving efficiencies in operations in connection with the acquisition of Woodhead Industries, Inc. on August 9, 2006. Additionally, $3.3 million remains in the accrued severance balance related to a restructuring plan announced in fiscal 2005 that was substantially complete as of June 30, 2006.
3. Acquisition
     On July 19, 2007, we completed an acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. We recorded goodwill of $24.4 million in connection with this acquisition. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available.
4. Earnings Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic average common shares outstanding	181,034	184,058	182,211	183,895
Effect of dilutive stock options	1,140	1,911	1,062	2,077

Diluted average common shares outstanding	182,174	185,969	183,273	185,972

5. Comprehensive Income
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$59,216	$66,227	$112,520	$142,728
Translation adjustments	42,306	31,126	83,801	25,899
Unrealized investment gain	3,989	1,323	6,485	5,466

Total comprehensive income	$105,511	$98,676	$202,806	$174,093

6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Dec. 31,	June 30,
	2007	2007
Raw materials	$79,321	$85,320
Work in process	121,356	107,394
Finished goods	210,614	199,966

Total inventories	$411,291	$392,680

7. Pensions and Other Postretirement Benefits
     During the three months ended December 31, 2007, we recognized a $2.3 million reduction in selling, general and administrative expense due to a curtailment adjustment. The curtailment adjustment resulted from the freezing of benefits in a defined benefit plan after the participants transferred to another plan without credit for prior service. Separately, we also recognized a $3.1 million reduction in restructuring costs resulting from a curtailment adjustment for the early termination of participants in connection with the ongoing restructuring plan.
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$2,445	$1,971	$4,691	$3,942
Interest cost	2,367	1,558	4,295	3,116
Expected return on plan assets	(2,893)	(1,606)	(5,065)	(3,212)
Amortization of prior service cost	53	57	106	114
Recognized actuarial losses	85	45	170	90
Amortization of transition obligation	11	10	21	20
Curtailment adjustment	(5,444)	—	(5,444)	—

Benefit cost (credit)	$(3,376)	$2,035	$(1,226)	$4,070

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$765	$581	$1,524	$1,153
Interest cost	812	656	1,619	1,301
Amortization of prior service cost	(175)	(168)	(348)	(334)
Recognized actuarial losses	329	275	656	545

Benefit cost	$1,731	$1,344	$3,451	$2,665

8. Long-Term Debt
     Long-term debt of $137.5 million as of December 31, 2007 consists principally of two unsecured borrowing agreements approximating 15 billion Japanese yen ($132.0 million). The agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. Interest on the loans is payable semi-annually with the principal due in September 2009.

9. Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (FIN 48) effective July 1, 2007. The adoption of FIN 48 did not have a material impact on our statement of financial position or on results of operations.
     As of July 1, 2007, unrecognized tax benefits were $12.6 million, of which, $10.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Due to the various jurisdictions in which we file income tax returns, it is reasonably possible that there will be changes in the amount of unrecognized tax benefits over the next twelve months but the amounts of these changes cannot be estimated. Changes in the amount of unrecognized tax benefits in the second quarter were not significant.
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
     It is our practice to recognize interest and/or penalties related to income tax matters in tax expense. As of July 1, 2007, there were no material interest or penalty amounts to accrue.
10. New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. We are required to adopt SFAS No. 141R effective July 1, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than us in the consolidated financial statements within the equity section but separate from the equity. It also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (2) changes in ownership interest be accounted for similarly, as equity transactions (3) and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS 160 but do not expect it to have a material impact on our financial statements.
11. Segments and Related Information
     On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Information by segment is summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
For the three months ended:
December 31, 2007:
Revenues from external customers	$490,289	$122,926	$225,962	$2,383	$841,560
Income (loss) from operations	82,248	124	17,076	(19,290)	80,158
Depreciation & amortization	38,916	9,450	8,722	3,296	60,384
Capital expenditures	30,047	7,097	5,776	10,353	53,273

December 31, 2006:
Revenues from external customers	$487,138	$113,412	$232,438	$4,479	$837,467
Income (loss) from operations	95,437	727	13,277	(18,623)	90,818
Depreciation & amortization	35,820	9,631	9,737	4,386	59,574
Capital expenditures	54,079	12,888	8,113	5,160	80,240

For the six months ended:
December 31, 2007:
Revenues from external customers	$942,543	$242,979	$444,165	$4,483	$1,634,170
Income (loss) from operations	157,592	4,527	34,134	(43,209)	153,044
Depreciation & amortization	77,108	19,391	17,665	7,193	121,357
Capital expenditures	59,124	16,614	8,963	17,716	102,417

December 31, 2006:
Revenues from external customers	$983,151	$218,681	$454,551	$10,629	$1,667,012
Income (loss) from operations	204,795	850	33,024	(44,743)	193,926
Depreciation & amortization	70,304	19,487	19,348	8,557	117,696
Capital expenditures	97,396	28,777	19,630	10,003	155,806
     Corporate & other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology.
     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
December 31, 2007	$1,264,257	$380,051	$484,380	$146,613	$2,275,301
June 30, 2007	1,167,163	407,034	454,730	170,788	2,199,715

     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Dec. 31,	June 30,
	2007	2007
Segment net assets	$2,275,301	$2,199,715
Other current assets	500,577	512,481
Non current assets	664,735	603,912

Consolidated total assets	$3,440,613	$3,316,108

     Amounts for the three and six months ended December 31, 2006 and as of June 30, 2007, were recast to conform to the new organization structure. The recast data required the use of judgment in determining certain allocations of expense and assets related to manufacturing facilities and administrative services that are shared between segments.

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
     On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     In connection with our reorganization, we undertook a multi-year restructuring plan in fiscal 2007 designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to the movement of manufacturing activities within facilities located in North America and Europe and activities from North America and Europe to Asia.
     We expect to incur restructuring and asset impairment costs related to these actions ranging from $100 — $125 million, of which the impact on each segment will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for further discussion.

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

Results of Operations
     The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended December 31 (in thousands):

		Percentage		Percentage
	2007	of Revenue	2006	of Revenue
Net revenue	$841,560	100.0%	$837,467	100.0%
Cost of sales	588,445	69.9%	578,958	69.1%

Gross profit	253,115	30.1%	258,509	30.9%

Selling, general & administrative	165,699	19.7%	167,691	20.1%
Restructuring costs and asset impairments	7,258	0.9%	—	—

Income from operations	80,158	9.5%	90,818	10.8%

Other income, net	4,437	0.5%	3,801	0.5%

Income before income taxes	84,595	10.0%	94,619	11.3%
Income taxes	25,379	3.0%	28,392	3.4%

Net income	$59,216	7.0%	$66,227	7.9%

     The following table sets forth consolidated statements of income data as a percentage of net revenue for the six months ended December 31 (in thousands):

		Percentage		Percentage
	2007	of Revenue	2006	of Revenue
Net revenue	$1,634,170	100.0%	$1,667,012	100.0%
Cost of sales	1,144,905	70.1%	1,139,094	68.3%

Gross profit	489,265	29.9%	527,918	31.7%

Selling, general & administrative	326,334	20.0%	333,992	20.1%
Restructuring costs and asset impairments	9,887	0.6%	—	—

Income from operations	153,044	9.3%	193,926	11.6%

Other income, net	7,699	0.5%	7,698	0.5%

Income before income taxes	160,743	9.8%	201,624	12.1%
Income taxes	48,223	2.9%	58,896	3.5%

Net income	$112,520	6.9%	$142,728	8.6%

Net Revenue
     We sell our products in five primary markets. The estimated change in revenue from each market during the second fiscal quarter of 2008 compared with the same quarter last year (Comparable Quarter) and the first quarter of 2008 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	2.2%	4.6%
Telecommunications	(3.2)	12.4
Automotive	12.3	3.8
Data	7.0	6.2
Industrial	(16.6)	(2.3)
     On a Comparable Quarter basis, the automotive market increased 12.3% due to higher demand in Europe and Asia. Increases in the automotive market are also due to new products reflecting higher electronic content in automobiles and an increase in revenue of our standard products to traditional customers. We believe that the volume of automobiles manufactured by our customers during the first half of fiscal 2008 is lower than the volume in the same period last year; however, our customers have trended toward reducing their vendor list, which when coupled with the higher electronic content used in new automobiles, has resulted in an increase in our market share. The data market increased 7.0% due to our customers’ releases of new high end products and their expansion in new optical and high speed technologies, for which we offer a strong product line. Storage networking is our best performing sector in the data market. The industrial market decreased 16.6% as a result of the divestiture of a subsidiary of Woodhead Industries, Inc. (Woodhead), acquired August 9, 2006, that had revenue of $7.3 million during the comparable quarter. We also had lower industrial market revenue due to a cable assembly product with high revenue levels in the comparable quarter but little revenue in the current quarter because our customer was enhancing their product.
     On a Sequential Quarter basis, the telecommunications market increased 12.4% due to a continuing recovery in our mobile business, which declined sharply during the second half of fiscal 2007. The data market increased 6.2% due to the expansion of our customers’ product lines into sectors for which we have a strong product line.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Americas	26%	29%	27%	28%
Northern Asia	16	15	15	15
Southeast Asia and Australia	38	37	38	38
Europe	20	19	20	19

Total	100%	100%	100%	100%

     The general weakening of the U.S. dollar increased revenue by approximately $37.5 million for the second quarter of fiscal 2008 over the prior year period. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended December 31, 2007			Six Months Ended December 31, 2007
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$(24,994)	$1,116	$(23,878)	$(23,983)	$1,593	$(22,390)
Northern Asia	10,279	4,257	14,536	2,902	708	3,610
Southeast Asia and Australia	(9,207)	13,766	4,559	(43,371)	22,629	(20,742)
Europe	(14,845)	18,346	3,501	(23,955)	28,408	4,453
Corporate & other	5,375	—	5,375	2,227	—	2,227

Net change	$(33,392)	$37,485	$4,093	$(86,180)	$53,338	$(32,842)

     The change in revenue on a local currency basis was as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2007
Americas	(10.4)%	(5.1)%
Northern Asia	8.4	1.2
Southern Asia and Australia	(3.0)	(6.8)
Europe	(9.2)	(7.6)

Total	(4.0)%	(5.2)%

     The following table sets forth information on revenue by segment as of the three months ended December 31 (in thousands):

		Percentage		Percentage
	2007	of Revenue	2006	of Revenue
Connector	$490,289	58.3%	$487,138	58.2%
Transportation	122,926	14.6	113,412	13.5
Custom & Electrical	225,962	26.9	232,438	27.8
Corporate & Other	2,383	0.2	4,479	0.5

Total	$841,560	100.0%	$837,467	100.0%

     The following table sets forth information on revenue by segment as of the six months ended December 31 (in thousands):

		Percentage		Percentage
	2007	of Revenue	2006	of Revenue
Connector	$942,543	57.7%	$983,151	59.0%
Transportation	242,979	14.9	218,681	13.1
Custom & Electrical	444,165	27.2	454,551	27.3
Corporate & Other	4,483	0.2	10,629	0.6

Total	$1,634,170	100.0%	$1,667,012	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and six months ended December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Gross profit	$253,115	$258,509	$489,265	$527,918
Gross margin	30.1%	30.9%	29.9%	31.7%
     The reduction in gross margin was primarily due to higher commodity cost and price erosion partially offset by general cost reductions, a portion of which is related to restructuring activities. Commodity costs were higher during the three and six months ended December 31, 2007 compared with the prior year periods primarily due to an increase in gold prices. Gold prices during the current quarter, which averaged $786 per troy ounce, increased 28% compared with the prior year quarter. For the six-month period, the average gold price of $732 per troy ounce increased 19% compared with the prior year period.
     In addition to commodity costs, the increase (decrease) of certain other significant impacts on gross profit compared with the prior year periods was as follows for the three and six months ended December 31 (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2007
Price erosion	$(39,338)	(80,362)
Currency translation	10,789	15,648
Currency transaction	(2,553)	743
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a general weakening of the U.S. dollar against other currencies during the three and six months ended December 31, 2007.
Operating Expenses
     Operating expenses were as follows as of December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Selling, general and administrative	$165,699	$167,691	$326,334	$333,992
Selling, general and administrative as a percentage of revenue	19.7%	20.1%	20.0%	20.1%
Restructuring costs and asset impairments	$7,258	$—	$9,887	$—
     Selling, general and administrative expenses improved as a percent of net revenue over the prior year periods primarily due to the impact of restructuring actions. The impact of currency translation increased selling, general and administrative expenses by approximately $8.0 million and $11.2 million for the three and six months ended December 31, 2007, respectively.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately 5.1% of net revenue for the six months ended December 31, 2007 and 2006.
     Restructuring costs during the six months ended December 31, 2007 included $8.9 million for employee termination benefits and $1.0 million for asset impairments. This expense primarily relates to actions taken during the second quarter of fiscal 2008 to reduce selling, general and administrative expense in the Connector segment and corporate office.
Effective Tax Rate
     The effective tax rate was 30.0% for the three and six months ended December 31, 2007 and was 30.0% and 29.2% for the three and six months ended December 31, 2006. The effective tax rates represent estimates of the full year effective tax rate. The effective tax rate for the first half of fiscal 2008 is higher than the prior year period due to our anticipation of greater earnings during fiscal year 2008 in countries with tax rates that are higher relative to the fiscal year 2007 earnings mix.
Backlog
     Our order backlog on December 31, 2007 was approximately $374.7 million compared with $375.9 million at December 31, 2006. Orders for the second quarter of fiscal 2008 were $858.9 million compared with $778.7 million for the prior year period, led by improvement in the telecommunications market during the second quarter of fiscal 2008, compared with the prior year period.

Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2007
Change in net revenue due to:
Organic net revenue decline	$(16,946)	$(67,226)
Currency translation	20,097	26,618

Total net revenue growth (decline)	$3,151	$(40,608)

Organic net revenue decline percentage	(3.5)%	(6.8)%
     The Connector segment sells primarily to the telecommunication, data products and consumer markets, which are discussed above. Segment revenue was relatively flat in the second quarter of fiscal 2008 with currency translation offsetting an organic revenue decline. Organic revenue declined in the three and six months ended December 31, 2007, compared with the prior year period primarily due to lower revenue in the mobile sector of the telecommunications market, which began to weaken late in the second quarter of fiscal 2007. The mobile sector began improving during the first quarter of fiscal 2008 and continued improving during the current quarter. Additionally, price erosion is generally higher in the Connector segment compared with our other segments, particularly in the mobile business.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Income from operations	$82,248	$95,437	$157,592	$204,795
Operating margin	16.8%	19.6%	16.7%	20.8%
     Connector segment operating income decreased compared with the prior year periods due to price erosion and higher raw material cost, offset by lower selling, general and administrative expense. Selling, general and administrative expense was lower due to restructuring actions and specific cost containment activities.

Transportation
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2007
Change in net revenue due to:
Organic net revenue growth	$2,854	$14,736
Currency translation	6,660	9,562

Total net revenue growth	$9,514	$24,298

Organic net revenue growth percentage	2.5%	6.7%
     Transportation segment revenue increased in fiscal 2008 due to an increase in the automotive market revenue discussed above.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Income from operations	$124	$727	$4,527	$850
Operating margin	0.1%	0.6%	1.9%	0.4%
     Segment operating income increased in the six months ended December 31, 2007, compared with the same period last year due to the increase in revenue, a more efficient use of capacity in fiscal 2008 and cost reductions in connection with the restructuring activities that began in June 2007. Capacity utilization improved due to completion of the transition of manufacturing operations that was ongoing during the first quarter of fiscal 2007. Sequentially, the current quarter results were negatively impacted by higher material and research and development costs.
Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2007
Change in net revenue due to:
Organic net revenue decline	$(17,094)	$(27,319)
Currency translation	10,618	16,933

Total net revenue decline	$(6,476)	$(10,386)

Organic net revenue decline percentage	(7.4)%	(6.0)%
     Custom and Electrical segment revenue declined in fiscal 2008 due to the decline in the industrial market discussed above, which affected both the current quarter and year-to-date periods. This decline was offset in the year-to-date period by the acquisition of Woodhead on August 9, 2006, which had a partial quarter effect on operating results for the first quarter of fiscal 2007.

     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Income from operations	$17,076	$13,277	$34,134	$33,024
Operating margin	7.6%	5.7%	7.7%	7.3%
     Segment operating income increased during the second quarter of fiscal 2008 compared with the prior year period primarily due to efficiencies achieved with the Woodhead integration and actuarial gains resulting from changes to defined benefit plans.
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
Financial Condition and Liquidity
     Our financial position remains relatively strong and we continue to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $442.6 million and $460.9 million at December 31, 2007 and June 30, 2007, respectively, of which $399.6 million was in non-U.S. accounts as of December 31, 2007. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments. Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet with debt financing. We believe that our liquidity and financial flexibility are adequate to support both current and future growth. Long-term debt at December 31, 2007 totaled $137.5 million.

Cash Flows
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	December 31,
	2007	2006

Cash provided from operating activities	$250,286	$165,341
Cash used for investing activities	(103,862)	(278,018)
Cash (used for) provided by financing activities	(140,489)	73,149
Effect of exchange rate changes on cash	14,742	6,126

Net increase (decrease) in cash	$20,677	$(33,402)

Operating Activities
     Cash provided from operating activities increased by $84.9 million from the prior year period due mainly to lower use of funds to finance working capital needs in the current year period compared with the prior year. The sequential six-month growth in net revenue was higher in the prior year period, requiring a greater use of funds to build working capital. Working capital is defined as current assets minus current liabilities.
Investing Activities
     On July 19, 2007, we completed an acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction for approximately $238.1 million, including the assumption of debt and net of cash acquired.
     Capital expenditures were $102.4 million for the six months ended December 31, 2007 compared with $155.8 million in the prior year period, reflecting our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth. Capital expenditures for the six months ended December 31, 2007 were primarily related to construction of a new plant in China and increasing capacity in other Asian entities.
Financing Activities
     On August 10, 2007 our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock though June 30, 2008. Approximately $88.2 million was remaining under the authorization as of December 31, 2007. We purchased 4,340,000 shares of Common Stock and Class A Common Stock during the six months ended December 31, 2007, at an aggregate cost of $111.8 million and 422,500 shares of Class A Common Stock during the six months ended December 31, 2006, at an aggregate cost of $12.5 million.
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
     We mitigate our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country.
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at December 31, 2007 or 2006.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows or commodity costs, and net receivable and payable balances.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $53.3 million and increased income from operations of $4.6 million for the six months ended December 31, 2007, compared with the estimated results for the comparable period in the prior year.
     Our $43.5 million of marketable securities at December 31, 2007 are principally debt instruments that generate interest income for us on temporary excess cash balances. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling us to liquidate the instrument prior to the stated maturity date. Our exposure related to derivative instrument transactions is, in the aggregate, not material to our financial position, results of operations or cash flows.
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
     Based upon their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Internal Control Over Financial Reporting
     During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     During the quarter ended December 31, 2007, we and FCI Americas Technology, Inc. (FCI) settled our respective patent suits involving our I-Trac™ connectors and FCI’s shieldless, high-speed connector patents. The settlement provides for a license to us under the FCI patents for our present and future sales of existing and future shieldless, high-speed connector product families. Under the settlement, each party will dismiss its respective patent suit.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 13, 2007, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2008. This authorization replaces the Company’s prior authorization which was to expire September 30, 2007 and had a remaining balance of $15.2 million. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2007 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan

October 1 — October 31
Common Stock	200	$27.79	200
Class A Common Stock	648	$26.48	600
November 1 — November 30
Common Stock	247	$28.20	200
Class A Common Stock	925	$26.89	900
December 1 — December 31
Common Stock	—	$—	—
Class A Common Stock	2	$26.70	—

Total	2,022	$27.01	1,900

     As of December 31, 2007, the dollar value of shares that may yet be purchased under the plan was $88.2 million.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on October 26, 2007. Our stockholders elected all of the Board’s nominees for director, approved amendments to the 2000 Molex Long-term Stock Plan and the 2005 Molex Incentive Stock Option Plan and ratified the selection of Ernst & Young LLP as our independent registered public accounts for the fiscal year ending June 30, 2008. The voting results were as follows:

(1) Election of Directors

	For	Withheld
Michael J. Birck	83,793,539	10,686,496
Frederick A. Krehbiel	89,162,028	5,318,007
Kazumasa Kusaka	92,159,886	2,320,149
Martin P. Slark	90,382,794	4,097,241

	For	Against	Abstain
(2) Approval of Amended 2000 Molex Long-Term Stock Plan	85,276,496	2,986,370	951,721

(3) Approval of Amended 2005 Molex Incentive Stock Option Plan	83,755,561	4,496,718	962,309

(4) Ratification of the selection of Ernst & Young, LLP	93,575,744	79,234	825,057
Item 6. Exhibits

Number	Description

3.2	By-laws (as amended and restated).

10.1	2000 Molex Long-Term Stock Plan, as amended and restated.

10.2	Form of Equity Award Agreement under the 2000 Molex Long-Term Stock Plan.

10.3	2005 Molex Incentive Stock Option Plan, as amended and restated.

10.4	2005 Molex Supplemental Executive Retirement Plan, as amended and restated.

10.5	Molex Executive Deferred Compensation Plan.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED
(Registrant)

Date: February 4, 2008	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)