Form 10-Q
period 2008-03-31
MOLEX INC
filed 2008-04-30
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On April 25, 2008, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	98,606,672
Class A Common Stock	79,782,456
Class B Common Stock	94,255

Molex Incorporated

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$453,854	$378,361
Marketable securities	38,361	82,549
Accounts receivable, less allowances of $40,970 and $31,064, respectively	746,705	685,666
Inventories	457,974	392,680
Other current assets	57,766	51,571

Total current assets	1,754,660	1,590,827
Property, plant and equipment, net	1,191,337	1,121,369
Goodwill	373,451	334,791
Other assets	315,782	269,121

Total assets	$3,635,230	$3,316,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$309,634	$279,847
Accrued expenses	210,162	187,890
Other current liabilities	149,421	63,214

Total current liabilities	669,217	530,951
Other non-current liabilities	26,105	25,612
Accrued pension and postretirement benefits	118,890	108,693
Long-term debt	155,689	127,821

Total liabilities	969,901	793,077

Commitments and contingencies

Stockholders’ equity:
Common stock	11,077	11,020
Paid-in capital	553,386	520,037
Retained earnings	2,752,450	2,650,470
Treasury stock	(973,968)	(799,894)
Accumulated other comprehensive income	322,384	141,398

Total stockholders’ equity	2,665,329	2,523,031

Total liabilities and stockholders’ equity	$3,635,230	$3,316,108

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenue	$822,285	$807,014	$2,456,455	$2,474,026
Cost of sales	567,824	556,026	1,712,729	1,695,120

Gross profit	254,461	250,988	743,726	778,906

Selling, general and administrative	167,639	162,471	493,973	496,463
Restructuring costs and asset impairments	6,399	—	16,286	—

Total operating expenses	174,038	162,471	510,259	496,463

Income from operations	80,423	88,517	233,467	282,443

Investment income	4,462	1,699	7,241	5,308
Interest income, net	2,044	2,080	6,964	6,169

Other income, net	6,506	3,779	14,205	11,477

Income before income taxes	86,929	92,296	247,672	293,920

Income taxes	36,623	26,978	84,846	85,874

Net income	$50,306	$65,318	$162,826	$208,046

Earnings per share:
Basic	$0.28	$0.36	$0.90	$1.13
Diluted	$0.28	$0.35	$0.89	$1.12

Dividends declared per share	$0.1125	$0.0750	$0.3375	$0.2250

Average common shares outstanding:
Basic	179,385	183,985	181,260	183,922
Diluted	180,086	185,271	182,156	185,591
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$162,826	$208,046
Add non-cash items included in net income:
Depreciation and amortization	184,675	177,138
Share-based compensation	18,539	19,616
Other non-cash items	3,568	4,763
Changes in assets and liabilities:
Accounts receivable	12,604	24,488
Inventories	(22,540)	(29,724)
Accounts payable	(6,179)	(56,396)
Other current assets and liabilities	8,915	(64,444)
Other assets and liabilities	(9,551)	(8,233)

Cash provided from operating activities	352,857	275,254

Investing activities:
Capital expenditures	(163,440)	(219,435)
Proceeds from sales of property, plant and equipment	11,417	3,891
Proceeds from sales or maturities of marketable securities	843,493	4,449,264
Purchases of marketable securities	(798,921)	(4,349,497)
Acquisitions	(42,503)	(237,207)
Other investing activities	(9,733)	3,575

Cash used for investing activities	(159,687)	(349,409)

Financing activities:
Proceeds from revolving credit facility	65,000	44,000
Payments on revolving credit facility	—	(44,000)
Proceeds from issuance of long-term debt	—	131,045
Payments of long-term debt	(1,705)	(26,570)
Cash dividends paid	(54,557)	(41,382)
Exercise of stock options	8,534	7,967
Purchase of treasury stock	(166,199)	(19,967)
Other financing activities	(900)	384

Cash (used for) provided by financing activities	(149,827)	51,477

Effect of exchange rate changes on cash	32,150	9,437

Net increase (decrease) in cash and cash equivalents	75,493	(13,241)
Cash and cash equivalents, beginning of period	378,361	332,815

Cash and cash equivalents, end of period	$453,854	$319,574

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 61 plants in 19 countries.
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2008 are not necessarily an indication of the results that may be expected for the year ending June 30, 2008. The Condensed Consolidated Balance Sheet as of June 30, 2007 was derived from our audited consolidated financial statements for the year ended June 30, 2007. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2007.
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
2. Restructuring Costs and Asset Impairments
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital as a result of a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended March 31, 2008 was $6.4 million, resulting in cumulative costs since we announced the restructuring of $53.2 million. We expect to incur total restructuring and asset impairment costs related to these actions ranging from $100 to $125 million, of which the impact on each segment will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to substantially complete the actions under this plan by June 30, 2009.

     The following table sets forth restructuring costs by segment (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	and Other	Total
Cumulative costs at June 30, 2007	$3,492	$5,914	$12,206	$15,257	$36,869
Net restructuring costs during the first quarter	500	528	426	1,175	2,629

Cumulative costs at Sept. 30, 2007	$3,992	$6,442	$12,632	$16,432	$39,498
Net restructuring costs during the second quarter	1,254	954	(1,107)	6,157	7,258

Cumulative costs at Dec. 31, 2007	$5,246	$7,396	$11,525	$22,589	$46,756
Net restructuring costs during the third quarter	43	1,002	2,638	2,716	6,399

Cumulative costs at March 31, 2008	$5,289	$8,398	$14,163	$25,305	$53,155

     The cumulative change in the accrued severance balance related to restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2007	$32,165
Cash payments	(8,059)
Charges to expense	3,295
Non-cash related costs	(323)

Balance at September 30, 2007	$27,078
Cash payments	(4,700)
Charges to expense	8,706
Non-cash related costs	(364)

Balance at December 31, 2007	$30,720
Cash payments	(10,500)
Charges to expense	5,257
Non-cash related costs	(462)

Balance at March 31, 2008	$25,015

     The accrued severance balance includes $3.7 million related to eliminating redundant costs and improving efficiencies in operations in connection with the acquisition of Woodhead Industries, Inc. on August 9, 2006. Additionally, $3.0 million remains in the accrued severance balance related to a restructuring plan announced in fiscal 2005 that was substantially complete as of June 30, 2006.
3. Acquisition
     On July 19, 2007, we completed the acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. We recorded goodwill of $24.4 million in connection with this acquisition. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available.

4. Earnings Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Basic average common shares outstanding	179,385	183,985	181,260	183,922
Effect of dilutive stock options	701	1,286	896	1,669

Diluted average common shares outstanding	180,086	185,271	182,156	185,591

5. Comprehensive Income
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$50,306	$65,318	$162,826	$208,046
Translation adjustments	88,758	21,851	172,559	47,750
Unrealized investment gain	1,942	(535)	8,427	4,931

Total comprehensive income	$141,006	$86,634	$343,812	$260,727

6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	March 31,	June 30,
	2008	2007
Raw materials	$71,503	$85,320
Work in process	144,433	107,394
Finished goods	242,038	199,966

Total inventories	$457,974	$392,680

7. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$2,346	$2,057	$7,037	$6,185
Interest cost	2,148	1,700	6,443	5,082
Expected return on plan assets	(2,533)	(1,723)	(7,598)	(5,137)
Amortization of prior service cost	53	55	159	169
Recognized actuarial losses	85	45	255	135
Amortization of transition obligation	10	10	31	30
Curtailment adjustment	—	—	(5,444)	—

Benefit cost	$2,109	$2,144	$883	$6,464

     During the nine months ended March 31, 2008, we recognized a $2.3 million reduction in selling, general and administrative expense due to a curtailment adjustment. The curtailment adjustment resulted from the freezing of benefits in a defined benefit plan after the participants transferred to another plan without credit for prior service. Separately, we also recognized a $3.1 million reduction in restructuring costs resulting from a curtailment adjustment for the early termination of participants in connection with the ongoing restructuring plan.
     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$767	$587	$2,291	$1,740
Interest cost	815	662	2,434	1,963
Amortization of prior service cost	(175)	(170)	(523)	(504)
Recognized actuarial losses	330	278	986	823

Benefit cost	$1,737	$1,357	$5,188	$4,022

8. Long-Term Debt
     Long-term debt of $155.7 million as of March 31, 2008 consists principally of two unsecured borrowing agreements approximating 15 billion Japanese yen ($150.4 million). The agreements have three-year terms with weighted-average fixed interest rates of approximately 1.3%. Interest on the loans is payable semi-annually with the principal due in September 2009.
9. Income Taxes
     The effective tax rate was 42.1% and 34.3% for the three and nine months ended March 31, 2008, respectively, and was 29.2% for the three and nine months ended March 31, 2007. During the three months ended March 31, 2008, we recorded an income tax charge of $10.5 million due to lower actual than estimated 2007 foreign tax credits and a lowered estimate of 2008 foreign tax credits. In addition, the effective tax rate for the first three quarters of fiscal 2008 is higher than the prior year period due to our anticipation of greater earnings during fiscal year 2008 in countries with tax rates that are higher relative to the fiscal year 2007 earnings mix.

     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (FIN 48) effective July 1, 2007. The adoption of FIN 48 did not have a material impact on our statement of financial position or on results of operations.
     As of July 1, 2007, unrecognized tax benefits were $12.6 million, of which, $10.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Due to the various jurisdictions in which we file income tax returns, it is reasonably possible that there will be changes in the amount of unrecognized tax benefits over the next twelve months but the amounts of these changes cannot be estimated. Changes in the amount of unrecognized tax benefits in the three and nine months ended March 31, 2008 were not significant.
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
     It is our practice to recognize interest or penalties related to income tax matters in tax expense. As of July 1, 2007, there were no material interest or penalty amounts to accrue.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than us in the consolidated financial statements within the equity section but separate from the equity. It also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (2) changes in ownership interest be accounted for similarly, as equity transactions and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS 160 but do not expect it to have a material impact on our financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thus improves the transparency of financial reporting. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS 161 but do not expect it to have a material impact on our financial statements.

11. Segments and Related Information
     On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Information by segment is summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
For the three months ended:
March 31, 2008:
Revenues from external customers	$457,542	$127,410	$234,246	$3,087	$822,285
Income (loss) from operations	68,826	3,297	19,867	(11,567)	80,423
Depreciation & amortization	41,128	9,613	8,454	4,123	63,318
Capital expenditures	32,853	13,419	2,754	11,997	61,023

March 31, 2007:
Revenues from external customers	$458,678	$125,685	$219,239	$3,412	$807,014
Income (loss) from operations	85,646	27	13,698	(10,854)	88,517
Depreciation & amortization	36,974	9,699	8,918	3,851	59,442
Capital expenditures	39,531	13,078	6,075	4,945	63,629

For the nine months ended:
March 31, 2008:
Revenues from external customers	$1,400,085	$370,389	$678,411	$7,570	$2,456,455
Income (loss) from operations	226,418	7,824	54,001	(54,776)	233,467
Depreciation & amortization	118,236	29,004	26,119	11,316	184,675
Capital expenditures	91,977	30,033	11,717	29,713	163,440

March 31, 2007:
Revenues from external customers	$1,441,829	$344,366	$673,790	$14,041	$2,474,026
Income (loss) from operations	290,441	877	46,722	(55,597)	282,443
Depreciation & amortization	107,278	29,186	28,266	12,408	177,138
Capital expenditures	136,927	41,855	25,705	14,948	219,435
     Corporate & other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & other the assets of certain plants that are not specific to a particular division.

     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
March 31, 2008	$1,320,211	$410,797	$494,573	$170,435	$2,396,016
June 30, 2007	1,167,163	407,034	454,730	170,788	2,199,715
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	March 31,	June 30,
	2008	2007
Segment net assets	$2,396,016	$2,199,715
Other current assets	549,981	512,481
Non current assets	689,233	603,912

Consolidated total assets	$3,635,230	$3,316,108

     Amounts for the three and nine months ended March 31, 2007 and as of June 30, 2007, were recast to conform to the new organization structure. The recast data required the use of judgment in determining certain allocations of expense and assets related to manufacturing facilities and administrative services that are shared between segments.

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
Overview
     Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 61 plants in 19 countries. We also provide manufacturing services to integrate specific components into a customer’s product.
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
     In connection with our reorganization, we undertook a multi-year restructuring plan in fiscal 2007 designed to reduce costs and to improve return on invested capital as a result of a new global organization that was effective July 1, 2007. A majority of the plan relates to the movement of manufacturing activities within facilities located in North America and Europe and activities from North America and Europe to Asia.
     Net restructuring cost during the quarter ended March 31, 2008 was $6.4 million, resulting in cumulative costs since we announced the restructuring of $53.2 million. We expect to incur restructuring and asset impairment costs related to these actions ranging from $100 to $125 million, of which the impact on each segment will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for further discussion.

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
Income Taxes
     As a result of the implementation of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), effective July 1, 2007, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Results of Operations
     The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended March 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Net revenue	$822,285	100.0%	$807,014	100.0%
Cost of sales	567,824	69.1%	556,026	68.9%

Gross profit	254,461	30.9%	250,988	31.1%

Selling, general & administrative	167,639	20.4%	162,471	20.1%
Restructuring costs and asset impairments	6,399	0.7%	—	—

Income from operations	80,423	9.8%	88,517	11.0%

Other income, net	6,506	0.8%	3,779	0.5%

Income before income taxes	86,929	10.6%	92,296	11.5%
Income taxes	36,623	4.5%	26,978	3.4%

Net income	$50,306	6.1%	$65,318	8.1%

     The following table sets forth consolidated statements of income data as a percentage of net revenue for the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Net revenue	$2,456,455	100.0%	$2,474,026	100.0%
Cost of sales	1,712,729	69.7%	1,695,120	68.5%

Gross profit	743,726	30.3%	778,906	31.5%

Selling, general & administrative	493,973	20.1%	496,463	20.1%
Restructuring costs and asset impairments	16,286	0.7%	—	—

Income from operations	233,467	9.5%	282,443	11.4%

Other income, net	14,205	0.6%	11,477	0.5%

Income before income taxes	247,672	10.1%	293,920	11.9%
Income taxes	84,846	3.5%	85,874	3.5%

Net income	$162,826	6.6%	$208,046	8.4%

Net Revenue
     We sell our products in five primary markets. The estimated change in revenue from each market during the third fiscal quarter of 2008 compared with the same quarter last year (Comparable Quarter) and the second quarter of 2008 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	1.7%	(7.6)%
Telecommunications	5.7	0.4
Automotive	5.4	3.6
Data	8.7	(5.3)
Industrial	(18.4)	(1.0)
     The automotive market increased both quarter-over-quarter and sequentially due to higher demand in Europe and Asia. Increases in the automotive market are also due to new products reflecting higher electronic content in automobiles and an increase in revenue of our standard products to traditional customers. We believe that the number of automobiles manufactured by our customers during the first nine months of fiscal 2008 is lower than the number in the same period last year; however, our customers have trended toward reducing their vendor list, which when coupled with the higher electronic content used in new automobiles, has resulted in an increase in our market share. The data market increased 8.7% over the prior year period due to our customers’ releases of new high end products and their expansion in new optical and high speed technologies, for which we offer a strong product line. Storage networking is our best performing sector in the data market. Both data and consumer displayed their normal seasonal pattern of being down sequentially from December. Comparable quarter growth in telecommunications was primarily related to the infrastructure sector. The industrial market declined 18.4% due largely to a cable assembly product that had high revenue levels in the comparable quarter but little revenue in the current quarter because our customer was enhancing their product. The lower revenue was also a result of the divestiture of a subsidiary of Woodhead Industries, Inc. (Woodhead), acquired August 9, 2006, that had revenue of $4.5 million during the comparable quarter.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Americas	27%	29%	28%	28%
Northern Asia	16	15	15	15
Southeast Asia and Australia	36	34	37	37
Europe	21	22	20	20

Total	100%	100%	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year periods (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2008
Net revenue for prior year period	$807,014	$2,474,026
Components of net revenue increase (decrease):
Organic net revenue decline	(35,838)	(122,018)
Currency translation	51,109	104,447

Total change in net revenue from prior year period	15,271	(17,571)

Net revenue for current year period	$822,285	$2,456,455

Organic net revenue decline as a percentage of net revenue for prior year period	(4.4)%	(4.9)%
     The general weakening of the U.S. dollar increased revenue by approximately $51.1 million for the third quarter of fiscal 2008 over the prior year period. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended March 31, 2008			Nine Months Ended March 31, 2008
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$(12,433)	$1,184	$(11,249)	$(36,416)	$2,777	$(33,639)
Northern Asia	(4,333)	12,535	8,202	(1,431)	13,243	11,812
Southeast Asia and Australia	(1,619)	16,346	14,727	(44,990)	38,975	(6,015)
Europe	(18,959)	21,044	2,085	(42,914)	49,452	6,538
Corporate & other	1,506	—	1,506	3,733	—	3,733

Net change	$(35,838)	$51,109	$15,271	$(122,018)	$104,447	$(17,571)

     The change in revenue on a local currency basis was as follows:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2008	March 31, 2008
Americas	(5.3)%	(5.2)%
Northern Asia	(3.6)	(0.4)
Southern Asia and Australia	(0.6)	(4.9)
Europe	(10.9)	(8.8)

Total	(4.4)%	(4.9)%

     The following table sets forth information on revenue by segment as of the three months ended March 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Connector	$457,542	55.6%	$458,678	56.8%
Transportation	127,410	15.5	125,685	15.6
Custom & Electrical	234,246	28.5	219,239	27.2
Corporate & Other	3,087	0.4	3,412	0.4

Total	$822,285	100.0%	$807,014	100.0%

     The following table sets forth information on revenue by segment as of the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Connector	$1,400,085	57.0%	$1,441,829	58.3%
Transportation	370,389	15.1	344,366	13.9
Custom & Electrical	678,411	27.6	673,790	27.2
Corporate & Other	7,570	0.3	14,041	0.6

Total	$2,456,455	100.0%	$2,474,026	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Gross profit	$254,461	$250,988	$743,726	$778,906
Gross margin	30.9%	31.1%	30.3%	31.5%
     The reduction in gross margin was primarily due to higher commodity cost and price erosion partially offset by general cost reductions, a portion of which is related to restructuring activities. Commodity costs were higher during the three and nine months ended March 31, 2008 compared with the prior year periods primarily due to an increase in gold prices. Gold prices during the current quarter, which averaged $925 per troy ounce, increased 42% compared with the prior year quarter. For the nine-month period, the average gold price of $796 per troy ounce increased 27% compared with the prior year period. We mitigated the impact of the increase in gold prices by hedging approximately 40% of our gold purchases.

     In addition to commodity costs, the increase (decrease) of certain other significant impacts on gross profit compared with the prior year periods was as follows for the three and nine months ended March 31 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2008
Price erosion	$(30,356)	(108,676)
Currency translation	14,909	30,524
Currency transaction	(6,417)	(5,971)
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a general weakening of the U.S. dollar against other currencies during the three and nine months ended March 31, 2008.
Operating Expenses
     Operating expenses were as follows as of March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Selling, general and administrative	$167,639	$162,471	$493,973	$496,463
Selling, general and administrative as a percentage of revenue	20.4%	20.1%	20.1%	20.1%
Restructuring costs and asset impairments	$6,399	$—	$16,286	$—
     Selling, general and administrative expenses increased as a percent of net revenue over the prior year quarter primarily due to the impact of a $3.8 million foreign currency transaction loss in the current quarter. The impact of currency translation increased selling, general and administrative expenses by approximately $11.1 million and $22.2 million for the three and nine months ended March 31, 2008, respectively, as compared with the prior year periods. These increases were offset by lower costs resulting from restructuring activities.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately 5.1% and 4.9% of net revenue for the nine months ended March 31, 2008 and 2007, respectively.
     Restructuring costs during the nine months ended March 31, 2008 included $14.2 million for employee termination benefits and $2.1 million for asset impairments. This expense primarily relates to actions taken during the second and third quarters of fiscal 2008 to reduce selling, general and administrative expense in the corporate office.
Effective Tax Rate
     The effective tax rate was 42.1% and 34.3% for the three and nine months ended March 31, 2008, respectively, and was 29.2% for the three and nine months ended March 31, 2007. During the three months ended March 31, 2008, we recorded an income tax charge of $10.5 million due to lower actual than estimated 2007 foreign tax credits and a lowered estimate of 2008 foreign tax credits. In addition, the effective tax rate for the first three quarters of fiscal 2008 is higher than the prior year period due to our anticipation of greater earnings during fiscal year 2008 in countries with tax rates that are higher relative to the fiscal year 2007 earnings mix.

Backlog
     Our order backlog on March 31, 2008 was approximately $460.7 million compared with $345.9 million at March 31, 2007. Backlog increased due to orders received in the telecommunications and data markets and foreign currency translation. Foreign currency translation increased the backlog by $31.6 million compared with March 31, 2007. Orders for the third quarter of fiscal 2008 were $897.9 million compared with $782.8 million for the prior year period. Orders increased due to an increase in the telecommunications market and foreign currency translation. Foreign currency translation increased orders by $52.9 million.
Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2008
Net revenue for prior year period	$458,678	$1,441,829
Components of net revenue increase (decrease):
Organic net revenue decline	(31,163)	(98,389)
Currency translation	30,027	56,645

Total change in net revenue from prior year period	(1,136)	(41,744)

Net revenue for current year period	$457,542	$1,400,085

Organic net revenue decline as a percentage of net revenue for prior year period	(6.8)%	(6.8)%
     The Connector segment sells primarily to the telecommunication, data products and consumer markets, which are discussed above. Segment revenue was down in the third quarter of fiscal 2008 with currency translation offsetting an organic revenue decline. Organic revenue declined in the three and nine months ended March 31, 2008, compared with the prior year period primarily due to lower revenue in the mobile sector of the telecommunications market and high-end computer sector of the data market. Additionally, price erosion is generally higher in the Connector segment compared with our other segments, particularly in the mobile business.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Income from operations	$68,826	$85,646	$226,418	$290,441
Operating margin	15.0%	18.7%	16.2%	20.1%
     Connector segment operating income decreased compared with the prior year periods due to lower organic revenue, price erosion and higher raw material cost. Most of the price erosion that we experienced was in the connector division.

Transportation
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2008
Net revenue for prior year period	$125,685	$344,366
Components of net revenue increase (decrease):
Organic net revenue (decline) growth	(6,879)	7,857
Currency translation	8,604	18,166

Total change in net revenue from prior year period	1,725	26,023

Net revenue for current year period	$127,410	$370,389

Organic net revenue (decline) growth as a percentage of net revenue for prior year period	(5.5)%	2.3%
     Transportation segment revenue increased in fiscal 2008 due to an increase in the automotive market revenue discussed above. Revenue for the current quarter was negatively impacted by $7.5 million due to a workers’ strike at one of our customers.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Income from operations	$3,297	$27	$7,824	$877
Operating margin	2.6%	—	2.1%	0.3%
     Segment operating income increased in the three months ended March 31, 2008 compared with the same period last year due to higher gross margins resulting from cost reductions in connection with the restructuring activities that began in June 2007. Segment operating income increased in the nine months ended March 31, 2008, compared with the same period last year due to the increase in revenue, a more efficient use of capacity in fiscal 2008 and cost reductions in connection with the restructuring activities. Capacity utilization improved due to completion of the transition of manufacturing operations that was ongoing during the first half of fiscal 2007.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2008
Net revenue for prior year period	$219,239	$673,790
Components of net revenue increase (decrease):
Organic net revenue growth (decline)	2,739	(24,580)
Currency translation	12,268	29,201

Total change in net revenue from prior year period	15,007	4,621

Net revenue for current year period	$234,246	$678,411

Organic net revenue growth (decline) as a percentage of net revenue for prior year period	1.2%	(3.6)%
     Custom and Electrical organic segment revenue declined year-to-date in fiscal 2008 due to the decline in the industrial market discussed above. A current year acquisition contributed $5.1 million and $14.1 million to the quarter and year-to-date revenue, respectively, offset by a divestiture in the third quarter of fiscal 2007 that had comparable revenue during the same prior year periods.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Income from operations	$19,867	$13,698	$54,001	$46,722
Operating margin	8.5%	6.2%	8.0%	6.9%
     Segment operating income increased during the third quarter and year-to-date periods of fiscal 2008 compared with the respective prior year periods primarily due to an increase in revenue in the telecommunications sector. Operating income also increased during the year-to-date period due to efficiencies achieved with the Woodhead integration.
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
Financial Condition and Liquidity
     Our financial position remains relatively strong and we continue to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $492.2 million and $461.0 million at March 31, 2008 and June 30, 2007, respectively, of which $458.3 million was in non-U.S. accounts as of March 31, 2008. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments. Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet with debt financing. We believe that our liquidity and financial flexibility are adequate to support both current and future growth. Long-term debt at March 31, 2008 totaled $155.7 million.
Cash Flows
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	March 31,
	2008	2007
Cash provided from operating activities	$352,857	$275,254
Cash used for investing activities	(159,687)	(349,409)
Cash (used for) provided by financing activities	(149,827)	51,477
Effect of exchange rate changes on cash	32,150	9,437

Net increase (decrease) in cash	$75,493	$(13,241)

Operating Activities
     Cash provided from operating activities increased by $77.6 million from the prior year period due mainly to lower use of funds to finance working capital needs in the current year period compared with the prior year, partially offset by lower net income. The sequential nine-month growth in net revenue was higher in the prior year period, requiring a greater use of funds to build working capital. Working capital is defined as current assets minus current liabilities.
Investing Activities
     On July 19, 2007, we completed an acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction for approximately $238.1 million, including the assumption of debt and net of cash acquired.
     Capital expenditures were $163.4 million for the nine months ended March 31, 2008 compared with $219.4 million in the prior year period, reflecting our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth. Capital expenditures for the nine months ended March 31, 2008 were primarily related to construction of a new plant in China and increasing capacity in other Asian entities.

Financing Activities
     On August 10, 2007 our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock though June 30, 2008. Approximately $33.8 million was remaining under the authorization as of March 31, 2008. We purchased 6,750,000 shares of Common Stock and Class A Common Stock during the nine months ended March 31, 2008, at an aggregate cost of $166.2 million and 702,500 shares of Class A Common Stock during the nine months ended March 31, 2007, at an aggregate cost of $20.0 million.
     We borrowed $65.0 million on our unsecured revolving credit line in order to fund stock repurchases approximating $54.4 million in the three months ended March 31, 2008.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at March 31, 2008 or 2007.
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
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $104.4 million and increased income from operations of $7.9 million for the nine months ended March 31, 2008, compared with the results for the comparable period in the prior year.
     Our $38.4 million of marketable securities at March 31, 2008 are principally invested in time deposits.
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
     Based upon their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Internal Control Over Financial Reporting
     During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 13, 2007, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2008. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2008 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
January 1 — January 31
Common Stock	—	$—	—
Class A Common Stock	191	$23.66	185
February 1 — February 29
Common Stock	275	$23.38	275
Class A Common Stock	1,470	$22.60	1,350
March 1 — March 31
Common Stock	50	$22.26	50
Class A Common Stock	550	$21.92	550

Total	2,536	$22.61	2,410

     As of March 31, 2008, the dollar value of shares that may yet be purchased under the plan was $33.8 million.

Item 6. Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer

31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer

32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED
(Registrant)

Date: April 30, 2008	/S/ DAVID D. JOHNSON
David D. Johnson Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)