Form 10-K
period 2008-06-30
MOLEX INC
filed 2008-08-06
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

On July 31, 2008, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	98,451,858
Class A Common Stock	78,977,871
Class B Common Stock	94,255

The aggregate market value of the voting and non-voting shares (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2007) held by non-affiliates was approximately $3.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 31, 2008 are incorporated by reference into Part III of this annual report on Form 10-K.

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

We are the world’s second-largest manufacturer of electronic connectors in terms of revenue. Net revenue was $3.3 billion for fiscal 2008. We operated 45 manufacturing locations located in 17 countries, and employed 32,160 people worldwide as of June 30, 2008.

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

The Connector Industry

The global connector industry is highly competitive and fragmented and is estimated to represent approximately $46 billion in revenue for fiscal 2008. The industry has grown at a compounded annual rate of 6.1% over the past 25 years and is expected to grow at a rate of 7.3% in calendar year 2008.

The connector industry is characterized by rapid advances in technology and new product development. These advances have been substantially driven by the increased functionality of applications in which our products are used. Although many of the products in the connector market are mature products, some with 25-30 year life spans, there is also a constant demand for new product solutions.

Industry trends that we deem particularly relevant include:

•	Globalization. Synergistic opportunities exist for the industry to design, manufacture and sell electronic products in different countries around the world in an efficient and seamless process. For example, electronic products may be designed in Japan, manufactured in China, and sold in the United States.

•	Convergence of markets. Traditionally separate markets such as consumer electronics, data products and telecommunications are converging, resulting in single devices offering broad-based functionality.

•	Increasing electronics content. Consumer demand for advanced product features, convenience and connectivity is driving connector growth at rates faster than the growth rates of the underlying electronics markets.

•	Product size reduction. High-density, micro-miniature technologies are expanding to markets such as data and mobile phones, leading to smaller devices and greater mobility.

•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines for the majority of their connector requirements.

•	Price erosion. As unit volumes grow, production experience is accumulated and costs decrease, and as a result, prices decline.

Markets and Products

The approximate percentage of our net revenue by market for fiscal 2008 is summarized below:

	Percentage of Fiscal 2008	Primary End Use Products
Markets	Net Revenue	Supported by Molex
Telecommunications	26%	Mobile phones and devices, networking equipment, switches and transmission equipment

Data Products	22%	Desktop and notebook computers, peripheral equipment, servers, storage, copiers, printers and scanners

Automotive	18%	Engine control units, body electronics, safety electronics, sensors, panel instrumentation and other automotive electronics

Consumer	18%	Digital electronics, CD and DVD players, cameras, plasma and LCD televisions, electronic games and major appliances

Industrial	13%	Factory automation, robotics, automated test equipment, vision systems and diagnostic equipment

Other	3%	Electronic and electrical devices for a variety of markets

Telecommunications.  In the telecommunications market, we believe our key strengths include high speed optical signal product lines, backplane connector systems, power distribution product, micro-miniature connectors, global coordination and complementary products such as keyboards and antennas.

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

Data Products.  In the data market, our key strengths include our high-speed signal product line, storage input/output (I/O) products; standards committee leadership, global coordination, low cost manufacturing and strong relationships with OEMs, contract manufacturers and original design manufacturers.

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

Automotive.  In the automotive market, we believe our strengths include new product development expertise, entertainment, safety and convenience product features, technical skills and integrated manufacturing capabilities.

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

Consumer.  In the consumer market, we believe our key strengths include optical and micro-miniature connector expertise, breadth of our high wattage (power) product line, cable and wire application equipment and low cost manufacturing.

We design and manufacture many of the world’s smallest connectors for home and portable audio, digital still and video cameras, DVD players and recorders, as well as devices that combine multiple functions. Our super micro-miniature products support customer needs for increased power, speed and functionality but with decreased weight and space requirements. We believe that they provide industry leadership with advanced interconnection products that help enhance the performance of video and still cameras, DVD players, portable music players, PDAs and hybrid devices that combine multiple capabilities into a single unit.

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

Industrial.  In the industrial market, we believe our key strengths include optical and micro-miniature connector expertise, breadth of our power and signal product lines, distribution partnerships and global presence.

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

We increased our presence in the electrical and factory automation market in fiscal 2007 with the acquisition of Woodhead Industries. As a result, we have extended our industrial product line to include industrial networks and connectivity as well as industrial communications, both electronics and software. In addition, we expanded our line of compact robotic connectors and I/O connectors for servo motors, as well as identified factory uses for the time-tested products we have developed for other industries.

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

We believe that our success in achieving industry-leading revenue growth throughout our history is the result of the following key strengths:

•	Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	Strong intellectual property portfolio that underlies many key products;

•	High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	Strong technical collaboration with customers;

•	Extensive experience with the product development process;

•	Broad geographical presence in developed and developing markets;

•	Continuous effort to develop an efficient, low-cost manufacturing footprint; and

•	A broad range of products both for specific applications and for general consumption.

We intend to serve our customers and achieve our objectives by continuing to do the following:

•	Concentrate on core markets. We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for almost 70 years. We are a principal supplier of connector components to the telecommunications, computer, consumer, automotive and industrial electronics markets.

•	Grow through the development and release of new products. We invest strategically in the tools and resources to develop and market new products and to expand existing product lines. New products are essential to enable our customers to advance their solutions and their market leadership positions. In fiscal 2008, we generated approximately 23% of our revenue from new products, which are defined as those products released in the last 36 months.

•	Optimize manufacturing. We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure that our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•	Leverage financial strength. We use our expected cash flow from operations to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements. We invested approximately 12% of net revenue in capital expenditures and research and development activities in fiscal 2008.

On July 1, 2007 we implemented a new global organizational structure that consists of five product-focused divisions and one worldwide sales and marketing organization. The new structure enables us to work more effectively as a global team to meet customer needs as well as to better leverage our design expertise and our low-cost production centers around the world. The new worldwide sales and marketing organization structure enhances our ability to sell any product, to any customer, anywhere in the world.

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

Customers, Demand Creation and Sales Channels

We sell products directly to OEMs, contract manufacturers and distributors. Our customers include global companies such as Arrow, Cisco, Dell, Ford, General Motors, Hewlett Packard, IBM, Matsushita, Motorola and Nokia. No customer accounted for more than 10% of net revenues in fiscal 2008, 2007 or 2006.

Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers. We are engaged in significant operations in foreign countries. Our net revenue originating outside the U.S. based on shipping point to the customer was approximately 73% in fiscal years 2008, 2007 and 2006.

In fiscal 2008, the share of net revenue from the different regions was approximately as follows:

•	52% of net revenue originated in Asia-Pacific (China, Hong Kong, Indonesia, India, Malaysia, Philippines, Singapore, Taiwan and Korea, Japan and Thailand). Approximately 22% and 16% of net revenue in fiscal 2008 was derived from operations in China and Japan, respectively.

•	28% of net revenue originated in the Americas.

•	20% of net revenue originated in Europe.

Revenues from customers are generally attributed to countries based upon the location of our sales office. Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors.

We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide. To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 25% of our net revenue in fiscal 2008.

We seek to provide customers one-to-one service tailored to their business. Our engineers work collaboratively with customers, often with an innovative online design system, to develop products for specific applications. We provide customers the benefit of state-of-the-art technology for engineering, design and prototyping, supported from 25 development centers in 15 countries. In addition, most customers have a single Molex customer service contact and a specific field salesperson to provide technical product and application expertise.

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

Information regarding our operations by operating segment appears in Note 18 of the Notes to Consolidated Financial Statements. A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We incurred total research and development costs of $164 million in fiscal 2008, $159 million in fiscal 2007 and $141 million in fiscal 2006. We believe this investment, approximating 5% of net revenue, is among the highest level relative to the largest participants in the industry and helps us achieve a competitive advantage.

We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Our engineers are active in approximately 70 such committees, helping give us a voice in shaping the technologies of the future. In fiscal 2008, we commercialized approximately 239 new products and received 539 patents.

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

We also have expertise in printed circuit card, flexible circuit and harness assembly for our integrated products operations, which build devices that leverage our connector content. Because integrated products require labor-intensive assembly, we operate low-cost manufacturing centers in China, India, Malaysia, Mexico, Poland, Slovakia and Thailand.

We continually look for ways to reduce our manufacturing costs as we increase capacity, resulting in a trend of fewer but larger factories. We achieved economies of scale and higher capacity utilization while continuing to assure on-time delivery.

We incurred total capital expenditures of $234.6 million in 2008, $296.9 million in 2007 and $276.8 million in 2006, which was primarily related to increasing manufacturing capacity.

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

Backlog and Seasonality

The backlog of unfilled orders at June 30, 2008 was approximately $436.5 million compared with backlog of $332.5 million at June 30, 2007. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.

We do not believe that aggregate worldwide sales reflect any significant degree of seasonality.

Employees

As of June 30, 2008, we employed approximately 32,160 people worldwide. We believe we have been successful in attracting and retaining qualified personnel in highly competitive labor markets due to our competitive compensation and benefits as well as our rewarding work environment. We consider our relations with our employees to be strong.

We are committed to employee development and place a high priority on developing Molex leaders of the future through training at all levels. This includes on-the-job and online learning, as well as custom initiatives such as our two-year, in-house global management training program.

Acquisitions and Investments

Our strategy to provide a broad range of connectors requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the connector industry and the specialized expertise required in different markets make it difficult for a single company to organically develop all of the required products. Though a significant majority of our growth has come from internally developed products, we will seek to make future acquisitions or investments where we believe we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses.

On July 19, 2007, we completed the acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. We recorded goodwill of $23.9 million in connection with this acquisition. The purchase price allocation for this acquisition is substantially complete.

On August 9, 2006, we completed the acquisition of Woodhead Industries, Inc. (Woodhead) in an all cash transaction valued at approximately $238.1 million, including the assumption of debt and net of cash acquired. Woodhead develops, manufactures and markets network and electrical infrastructure components engineered for performance in harsh, demanding and hazardous industrial environments. The acquisition was a significant step in our strategy to expand our products and capabilities in the global industrial market.

Intellectual Property

Patents, trade secrets and trademarks and other proprietary rights are important to our business. We review third-party proprietary rights in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities, and monitor the intellectual property claims of others. We own an extensive portfolio of U.S. and foreign patents and trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may extent for longer periods of time and are dependent upon national laws and use of the trademarks. We believe that our intellectual property is important but do not consider ourselves materially dependent upon any single patent or group of patents.

Environmental Matters

We are committed to achieving high standards of environmental quality and product safety, and strive to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business. We have environmental, health and safety (EHS) policies and disciplines that are applied to our operations. We closely monitor the environmental laws and regulations in the countries in which we operate and believe we are in compliance in all material respects with federal, state and local regulations pertaining to environmental protection.

Many of our worldwide manufacturing sites are certified to the International Organization for Standardization (ISO) 14001 environmental management system standard, which requires that a broad range of environmental processes and policies be in place to minimize environmental impact, maintain compliance with environmental regulations, and communicate effectively with interested stakeholders. Our ISO 14001 environmental auditing program includes not only compliance components, but also modules on business risk, environmental excellence and management systems. We have internal processes that focus on minimizing and properly managing hazardous materials used in our facilities and products. We monitor regulatory and resource trends and set short and long-term targets to continually improve our environmental performance.

The manufacture, assembly and testing of our products are subject to a broad array of laws and regulations, including restrictions on the use of hazardous materials. We have a program for compliance with the European Union RoHS and WEEE Directives, the China RoHS laws and similar laws.

Executive Officers

Our executive officers are set forth in the table below.

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed

Frederick A. Krehbiel(a)	Co-Chairman (1999-); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	67	1965	(b)
John H. Krehbiel, Jr.(a)	Co-Chairman (1999-); Co-Chief Executive Officer (1999-2001).	71	1959	(b)
Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-); President and Chief Operating Officer (2001-2005); Executive Vice President (1999-2001).	53	1976
Liam McCarthy	President and Chief Operating Officer (2005-); Regional Vice President of Operations, Europe (2000-2005); Interim General Manager of Molex Ireland Ltd. (2002-2004).	52	1976
David D. Johnson	Executive Vice President, Treasurer and Chief Financial Officer (2005-); Vice President, Treasurer and Chief Financial Officer, Sypris Solutions, Inc. (1998-2005).	52	2005

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed

Graham C. Brock	Executive Vice President (2005-) and President, Global Sales & Marketing Division (2006) and Regional President, Europe (2005-); Regional Vice President — Sales & Marketing, Europe (2000-2005).	54	1976
James E. Fleischhacker	Executive Vice President (2001-) and President, Global Transportation Products Division (2007); Corporate Vice President (1994-2001); Regional President, Asia Pacific South (1998-2001, 2003-2004).	64	1984
Katsumi Hirokawa	Executive Vice President (2005-) and President, Global Micro Products Division (2007). Positions at Molex Japan Co., Ltd.: President (2002-); Executive Vice President- Sales (2002-2002); Senior Director-Sales (1996-2002).	61	1995
David B. Root	Executive Vice President and President, Global Commercial Products Division (2007); Vice President and Regional President, Americas (2005-); Vice President, Sales Americas (2004-2005); President, Connector Products Division (2002-2004); President, Data Comm Division (2001-2002).	54	1982
J. Michael Nauman	Senior Vice President and President, Global Integrated Products Division (2007-); President, Integrated Products Division, Americas Region (2005-2007); President, High Performance Products Division, Americas Region (2004-2005); President, Fiber Optics Division, Americas Region (2003-2004); General Manager, High Performance Cable Assembly and Adapter Business Units (1999-2003).	46	1994
Hans A. van Delft	Senior Vice President and President, Global Automation & Electrical Products Division (2007-); President, Woodhead Group (2006-2007); Division Manager, General Products Division, Europe (2003-2006); Division Manager, Telecom Division (2001-2003); General Manager, Molex Singapore (1999-2000).	53	1987

(a)	John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of the Registrant. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, the Registrant or each other.

(b)	Includes period employed by our predecessor company.

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

We have based our forward looking statements on our management’s beliefs and assumptions based on information available to them at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEM’s in the telecommunications, data product, automotive, consumer, and industrial industries. These industries are subject to rapid technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. In the last three years, we have experienced price erosion averaging from 2.9% to 3.9%. In order to maintain our margins, we must continue to reduce our costs by similar amounts. There can be no assurance that continuing pressures to reduce our prices will not have a material adverse effect on our financial condition, results of operations and cash flows.

We face rising costs of commodity materials.

The cost and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connector assemblies, is critical to our success. Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins if we are unable to pass such increased costs through to our customers. From time to time, we use financial instruments to hedge the volatility of commodity material costs. The success of our hedging program depends on accurate forecast of transaction activity in the various commodity materials. To the extent that these forecasts are over or understated during periods of volatility, we could experience unanticipated commodity materials or hedge gains or losses.

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

We face industry consolidation.

In the current economic climate, consolidation in industries that utilize electronics components may further increase as companies combine to achieve further economies of scale and other synergies. Consolidation in industries that utilize electronics components could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for our industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us.

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

Many of our products that are manufactured outside of the United States are manufactured in Asia. In particular, we have sizeable operations in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

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

We face risks in making acquisitions.

We expect to continue to make investments in companies, products and technologies through acquisitions. While we believe that such acquisitions are an integral part of our long-term strategy, there are risks and uncertainties related to acquiring companies. Such risks and uncertainties include:

•	Successfully identifying and completing transactions;

•	Difficulty in integrating acquired operations, technology and products or realizing cost savings or other anticipated benefits from integration;

•	Retaining customers and existing contracts;

•	Retaining the key employees of the acquired operation;

•	Potential disruption of our or the acquired company’s ongoing business;

•	Unanticipated expenses related to integration; and

•	Potential unknown liabilities associated with the acquired company.

In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. There can be no assurance that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our stock.

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

In addition, on July 1, 2007 we reorganized into a global organizational structure that consists of product-focused divisions that enable us to work more effectively as a global team to meet customer needs, as well as to better leverage design expertise and the low-cost production centers we have around the world. This reorganization entails risks, including: the need to implement financial and other systems and add management resources; in the short-term we may fail to maintain the quality of products and services we have historically provided; diversion of management’s attention to the reorganization; potential disruption of our ongoing business; and unanticipated expenses related to such reorganization.

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

We own and lease manufacturing, design, warehousing, sales and administrative space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2009 through fiscal 2018. The leases in aggregate are not considered material to the financial position of Molex.

As of June 30, 2008, we owned or leased a total of approximately 8.8 million square feet of space worldwide. We own 88% of our manufacturing, design, warehouse and office space and lease the remaining 12%. Our manufacturing plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.

Our principal executive offices are located at 2222 Wellington Court, Lisle, Illinois, United States of America. Molex owns 45 manufacturing locations, 16 of which are located in North America and 29 of which are located in other countries. A listing of the locations of our principal manufacturing facilities by region is presented below:

•	Americas: United States, Nogales, Guadalajara and Juarez

•	Asia Pacific: Japan, Korea, Vietnam, Thailand, China, India, Malaysia, Singapore and Taiwan

•	Europe: France, Germany, Italy, Poland, Slovakia and Ireland

Item 3.	Legal Proceedings

We have no material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex is traded on the NASDAQ Global Select Market and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock.

The number of stockholders of record at June 30, 2008 was 2,460 for Common Stock and 7,527 for Class A Common Stock.

The following table presents quarterly stock prices for the years ended June 30:

		2008		2007		2006
		Low — High		Low — High		Low — High

Common Stock	1st	$23.89	$30.66	$29.66	$39.27	$25.34	$29.20
	2nd	26.77	29.12	30.91	39.49	24.07	28.02
	3rd	21.82	26.85	28.15	31.70	25.89	33.39
	4th	23.97	29.95	28.01	31.53	32.48	39.36

		2008		2007		2006
		Low — High		Low — High		Low — High

Class A Common Stock	1st	$22.82	$27.54	$25.57	$33.12	$23.54	$26.50
	2nd	25.25	27.68	27.22	33.27	22.82	27.15
	3rd	21.08	25.89	24.72	27.78	24.33	29.87
	4th	22.11	27.50	24.66	28.20	27.94	33.47

Cash dividends on common stock have been paid every year since 1977. The following table presents quarterly dividends declared per common share for the years ended June 30:

			Class A
	Common Stock		Common Stock
	2008	2007	2008	2007

Quarter ended:
September 30	$0.1125	$0.0750	$0.1125	$0.0750
December 31	0.1125	0.0750	0.1125	0.0750
March 31	0.1125	0.0750	0.1125	0.0750
June 30	0.1125	0.0750	0.1125	0.0750

Total	$0.4500	$0.3000	$0.4500	$0.3000

On August 13, 2007, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2008. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended June 30, 2008 were as follows (in thousands, except price per share data):

			Total Number of
			Shares Purchased as
	Total Number of	Average Price	Part of Publicly
	Shares Purchased	Paid per Share	Announced Plan

April 1 — April 30
Common Stock	—	$—	—
Class A Common Stock	14	$21.89	—
May 1 — May 31
Common Stock	175	$29.10	175
Class A Common Stock	894	$26.92	850
June 1 — June 30
Common Stock	—	$—	—
Class A Common Stock	212	$26.39	205

Total	1,295	$27.07	1,230

As of June 30, 2008, substantially all funds authorized by the Board of Directors for the purchase of shares were used.

During the quarter ended June 30, 2008, 65,201 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options. The aggregate market value of the shares transferred totaled $1.7 million.

Descriptions of our Common Stock appear under the caption “Molex Stock” in our 2008 Proxy Statement and in Note 15 of the Notes to Consolidated Financial Statements.

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on June 30, 2003 in each of Molex Common Stock, Molex Class A Common Stock, the S&P 500 Index, and a Peer Group Index. The Peer Group Index includes 50 companies (including Molex) classified in the Global Sub-industry Classifications “Electronic Equipment Manufacturers,” “Electronic Manufacturing Services,” and “Technology Distributors.” All values assume reinvestment of the pre-tax value of dividends paid by Molex and the companies included in these indices, and are calculated as of June 30 of each year. The historical stock price performance of Molex’s Common Stock and Class A Common Stock is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return
(Value of Investment of $100 on June 30, 2003)
Among Molex Incorporated, the S&P 500 Index
and a Peer Group

	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08
Molex Incorporated	$100.00	$119.16	$97.25	$126.33	$114.00	$94.36
Molex Incorporated Class A	100.00	119.01	103.06	127.17	118.79	104.42
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
Peer Group	100.00	137.60	126.97	148.41	177.61	159.37

The material in this performance graph is not soliciting material, is not deemed filed with the Commission, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Item 6.	Selected Financial Data

Molex Incorporated

Five-Year Financial Highlights Summary
(In thousands, except per share data)

	2008	2007	2006	2005	2004

Operations:
Net revenue	$3,328,347	$3,265,874	$2,861,289	$2,554,458	$2,249,018
Gross profit	1,014,235	1,016,708	942,630	832,662	732,832
Income from operations	317,950	321,550	309,744	203,264	213,462
Income before income taxes	338,648	338,257	327,884	223,201	231,757
Net income(1)	215,437	240,768	236,091	150,116	168,096
Earnings per share:
Basic	$1.19	$1.31	$1.27	$0.80	$0.88
Diluted	1.19	1.30	1.26	0.79	0.87
Net income percent of net revenue	6.5%	7.4%	8.3%	5.9%	7.5%
Capital expenditures	$234,626	$296,861	$276,783	$230,895	$189,724
Return on invested capital(2)	7.4%	9.0%	10.3%	6.7%	8.1%
Financial Position:
Current assets	$1,782,960	$1,590,827	$1,548,233	$1,374,063	$1,165,508
Current liabilities	649,438	530,951	594,812	469,504	424,766
Working capital(3)	1,133,522	1,059,876	953,421	904,559	740,742
Current ratio(4)	2.7	3.0	2.6	2.9	2.7
Property, plant and equipment, net	$1,172,395	$1,121,369	$1,025,852	$984,237	$1,023,020
Total assets	3,599,537	3,316,108	2,974,420	2,730,162	2,575,286
Long-term debt and capital leases	151,085	130,779	8,815	9,975	14,039
Stockholders’ equity	2,676,846	2,523,031	2,281,869	2,170,754	2,070,422
Dividends declared per share	$0.45	$0.30	$0.225	$0.15	$0.10
Average common shares outstanding:
Basic	180,474	183,961	185,521	188,646	190,207
Diluted	181,395	185,565	187,416	190,572	192,186

(1)	Fiscal 2008 results include a charge for restructuring costs and asset impairments of $31.2 million ($21.0 million after-tax). Fiscal 2007 results include a charge for restructuring costs and asset impairments of $36.9 million ($30.3 million after-tax). Fiscal 2006 results include a restructuring charge of $26.4 million ($19.2 million after-tax). Fiscal 2005 results include a charge for restructuring costs and asset impairments of $30.2 million ($23.0 million after-tax) and a charge for goodwill impairment of $22.9 million ($22.9 million after-tax). See Notes 5 and 8 of the Notes to Consolidated Financial Statements for a discussion of our restructuring costs and goodwill impairment.

(2)	Return on invested capital is defined as the current year net income divided by the sum of average total assets less average current liabilities for the year.

(3)	Working capital is defined as current assets minus current liabilities.

(4)	Current ratio is defined as current assets divided by current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that our sales mix is balanced, with growth prospects in a number of markets. Net revenues by market can fluctuate based on various factors including new technologies within the industry, composition of customers and changes in their revenue levels and new products or model changes that we or our customers introduce. The approximate percentage of net revenue by market for fiscal years 2008, 2007 and 2006 is outlined below.

	Percentage of Net Revenue
	2008	2007	2006

Consumer	18%	18%	19%
Telecommunication	26	26	30
Automotive	18	18	18
Data	22	21	22
Industrial	13	15	9
Other	3	2	2

Total	100%	100%	100%

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

We service our customers through our global manufacturing footprint. As of June 30, 2008, we operated 45 manufacturing locations, located in 17 countries. Manufacturing in many sectors has continued to move from the United States and Western Europe to lower cost regions. In addition, reduced trade barriers, lower freight cost and improved supply chain logistics have reduced the need for duplicate regional manufacturing capabilities. For these reasons, our strategy has been to consolidate multiple plants of modest size in favor of operating fewer, larger and more integrated facilities in strategic locations around the world.

On July 1, 2007 we implemented a new global organizational structure that consists of five product-focused divisions and one worldwide sales and marketing organization. The new structure enables us to work more effectively as a global team to meet customer needs as well as to better leverage our design expertise and our low-cost production centers around the world. The new worldwide sales and marketing organization structure enhances our ability to sell any product, to any customer, anywhere in the world.

In connection with our reorganization, we undertook a multi-year restructuring plan in fiscal 2007 designed to reduce costs and to improve return on invested capital as a result of a new global organization that was effective July 1, 2007. We have revised our initial estimate and now expect to incur total restructuring and asset impairment costs related to this restructuring ranging from $125 to $140 million, of which the impact on each segment will be determined as the actions become more certain. Net restructuring cost during fiscal 2008 was $31.2 million, resulting in cumulative costs since we announced this restructuring plan of $68.1 million.

During fiscal 2008, we operated our business in the Americas, Europe and Asia-Pacific regions. In fiscal 2008, 52% of our revenue was derived from sales in the Asia-Pacific region. We expect greater economic growth in Asia, particularly in China, than in the Americas and Europe. We believe that the business is positioned to benefit from this trend. Approximately 48% of our manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico.

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

Financial Highlights

Net revenue for fiscal 2008 of $3.3 billion increased 1.9% over fiscal 2007. Organic net revenue declined 3.3% for fiscal 2008 from fiscal 2007. Net income of $215.4 million for fiscal 2008 decreased $25.4 million from $240.8 million reported in the prior year. Fiscal 2008 results include a restructuring charge of $31.2 million ($21.0 million after tax) and tax charges related to changes in prior years’ foreign tax credits of $17.2 million. Restructuring charges of $36.9 million ($30.3 million after-tax) were recorded in fiscal 2007.

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

Significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements. Noted here are a number of policies that require significant judgments or estimates.

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

Income Taxes

As a result of the implementation of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), effective July 1, 2007, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Prior to adoption of FIN 48, our policy was to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. We established the accruals based upon management’s assessment of probable income tax contingencies.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $86.0 million at June 30, 2008.

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

We periodically assess the carrying value of our deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made. We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. Entities with net operating losses were able to utilize $1.1 million of these losses during fiscal 2008. The cumulative valuation allowance relating to net operating losses is approximately $38.3 million at June 30, 2008.

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

Pension Plans

The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. Three critical assumptions used, which impact the net periodic pension expense (income) and two of which impact the pension benefit obligation (PBO), are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The discount rate used to determine the present value of our future U.S. pension obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for U.S. pension obligations. The discount rates for our foreign pension plans are selected by using a yield curve approach or by reference to high quality corporate bond rates in those countries that have developed corporate bond markets. In those countries where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.

The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2008, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease)		Increase (Decrease)
	in PBO		in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Discount rate change:
Increase 50 basis points	$(3,795)	$(8,306)	$(325)	$(103)
Decrease 50 basis points	4,104	9,331	336	123
Expected rate of return change:
Increase 100 basis points	N/A	N/A	(566)	(689)
Decrease 100 basis points	N/A	N/A	566	689

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

	2008	2007	2006

Increase (decrease) in total annual service and interest cost:
Increase 100 basis points	$1,219	$1,287	$1,476
Decrease 100 basis points	(968)	(1,014)	(1,211)
Increase (decrease) in APBO:
Increase 100 basis points	$7,987	$9,057	$9,951
Decrease 100 basis points	(6,452)	(7,270)	(8,164)

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

We perform an annual goodwill impairment analysis as of May 31, or earlier if indicators of potential impairment exist. In assessing the recoverability of goodwill, we review both quantitative as well as qualitative factors to support our assumptions with regard to fair value. Our impairment review process compares the estimated fair value of the reporting unit in which goodwill resides to our carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Components are defined as operations for which discrete financial information is available and reviewed by segment management.

The fair value of a reporting unit is estimated using a discounted cash flow model for the evaluation of impairment. The expected future cash flows are generally based on management’s estimates and are determined by looking at numerous factors including projected economic conditions and customer demand, revenue and margins, changes in competition, operating costs and new products introduced. In determining fair value, we make certain judgments. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record an impairment charge.

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

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 5 of the Notes to Condensed Consolidated Financial Statements. See also “Forward-Looking Statements.”

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of long-lived assets, other than goodwill and trade names, including property and equipment, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical trends in operating performance, changes in projected operating performance, and significant negative economic trends.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. We are required to adopt SFAS No. 141R effective July 1, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) — an amendment of ARB No. 51. SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than us in the consolidated financial statements within the equity section but separate from the equity. It also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (2) changes in ownership interest be accounted for similarly, as equity transactions, and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS 160, but do not expect it to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) — an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thus improves the transparency of financial reporting. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS 161, but do not expect it to have a material impact on our financial statements.

Results of Operations

Net revenue for fiscal 2008 of $3.3 billion increased 1.9% over fiscal 2007. Organic net revenue declined 3.3% for fiscal 2008 over fiscal 2007. Net income of $215.4 million for fiscal 2008 decreased $25.4 million from $240.8 million reported in the prior year. Fiscal 2008 results include a restructuring charge of $31.2 million ($21.0 million after tax) and tax charges related to changes in prior years’ foreign tax credits of $17.2 million. Restructuring charges of $36.9 million ($30.3 million after-tax) were recorded in fiscal 2007. The Woodhead acquisition added $202.5 million of net revenue and $12.2 million of income from operations to the consolidated operating results in fiscal 2007.

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated (in thousands):

		Percentage of		Percentage of		Percentage of
	2008	Revenue	2007	Revenue	2006	Revenue

Net revenue	$3,328,347	100.0%	$3,265,874	100.0%	$2,861,289	100.0%
Cost of sales	2,314,112	69.5%	2,249,166	68.9%	1,918,659	67.1%

Gross profit	1,014,235	30.5%	1,016,708	31.1%	942,630	32.9%
Selling, general & administrative	665,038	20.0%	658,289	20.1%	606,532	21.1%
Restructuring costs and asset impairments	31,247	0.9%	36,869	1.1%	26,354	0.9%
Income from operations	317,950	9.6%	321,550	9.9%	309,744	10.8%
Other income, net	20,698	0.6%	16,707	0.5%	18,140	0.7%

Income before income taxes	338,648	10.2%	338,257	10.4%	327,884	11.5%
Income taxes	123,211	3.7%	97,489	3.0%	91,793	3.2%

Net income	$215,437	6.5%	$240,768	7.4%	$236,091	8.3%

Net Revenue

We sell our products in five primary markets. A summary follows of the estimated change in revenue from each market during the fiscal years ended June 30:

	2008	2007

Consumer	3%	9%
Telecommunications	3	3
Automotive	7	11
Data	4	6
Industrial	(11)	100

Following are highlights of revenue changes by these primary markets:

•	Consumer market revenue increased in fiscal 2008 due to higher demand for our connectors used in home entertainment products. However, revenue growth this year has moderated in part due to our customers’ concerns regarding global economies.

•	Telecommunications market revenue was higher in fiscal 2008 due to higher demand for our networking products. While we experienced strong revenue growth in the telecommunications market in late fiscal 2006 and early 2007, we experienced a sharp decline in revenue from mobile phone customers during the second half of fiscal 2007. This negative trend began to stabilize during the second half of fiscal 2008.

•	Revenue in the automotive sector was higher in fiscal 2008 and 2007 primarily due to higher revenue in Europe and Asia, a portion of which is attributed to the currency translation impact of a weaker U.S. dollar in fiscal 2008. Revenue in the U.S. automotive market was lower in fiscal 2008 compared with fiscal 2007. The automotive market has benefited from new products reflecting higher electronic content in automobiles and an increase in revenue of our standard products to traditional customers. We believe that the number of automobiles manufactured by our customers was lower in fiscal 2008; however, our customers have trended toward reducing their vendor list, which when coupled with the higher electronic content used in new automobiles, has resulted in an increase in our revenue.

•	Data market revenue increased in fiscal 2008 due to our customers’ releases of new high end products and their expansion in new optical and high speed technologies, for which we offer a strong product line. Revenue growth in the data market has moderated during this year due in part to our customers’ concerns regarding global economies.

•	The industrial market declined due largely to a cable assembly product that had high revenue levels in fiscal 2007 but little revenue in fiscal 2008 because our customer was enhancing their product line. Woodhead contributed 84% of the 100% growth in industrial sales in fiscal 2007 compared with fiscal 2006.

The following table shows the percentage of net revenue by geographic region:

	2008	2007	2006

Americas	27.6%	28.7%	28.6%
Asia Pacific	52.0	51.1	52.6
Europe	20.4	20.2	18.8

Total	100.0%	100.0%	100.0%

The following table provides an analysis of the change in net revenue compared with the prior fiscal years (in thousands):

	2008	2007

Net revenue for prior year	$3,265,874	$2,861,289
Components of net revenue (decrease) increase:
Organic net revenue growth (decline)	(106,863)	141,887
Currency translation	169,336	60,219
Woodhead acquisition	—	202,479

Total change in net revenue from prior year	62,473	404,585

Net revenue for current year	$3,328,347	$3,265,874

Organic net revenue growth (decline) as a percentage of net revenue for prior year	(3.3)%	5.0%

Organic net revenue declined $106.9 million in fiscal 2008 due to lower revenue in local currencies for the consumer, telecommunications and data markets in our connector segment. We estimate that the impact of price erosion reduced revenue by approximately $132.8 million in fiscal 2008 compared with the prior year. A significant portion of the price erosion occurred in our mobile phone connector products, which are part of our telecommunications market.

The increase in net revenue attributed to currency translation in fiscal 2008 compared with fiscal 2007 was principally due to the general weakening of the U.S. dollar against other currencies. The increase in net revenue attributed to currency translation in fiscal 2007 compared with 2006 was principally due to the strengthening of the euro, Singapore dollar and Korean won against the U.S. dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	June 30, 2008			June 30, 2007
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change

Americas	$(23,304)	$3,637	$(19,667)	$116,022	$1,640	$117,662
Asia Pacific	(26,974)	89,405	62,431	145,537	17,158	162,695
Europe	(54,735)	76,294	21,559	74,165	47,148	121,313
Corporate & Other	(1,850)	—	(1,850)	2,915	—	2,915

Net change	$(106,863)	$169,336	$62,473	$338,639	$65,946	$404,585

The change in revenue on a local currency basis as of June 30 was as follows:

	2008	2007

Americas	(2.5)%	14.2%
Asia Pacific	(1.6)	9.7
Europe	(8.3)	13.8

Total	(3.3)%	11.8%

The following table sets forth information on revenue by segment as of June 30 (in thousands):

	2008	2007	2006

Connector	$1,879,443	$1,885,431	$1,721,459
Transportation	498,141	472,257	424,740
Custom & Electrical	941,365	892,756	650,332
Corporate & Other	9,398	15,430	64,758

Total	$3,328,347	$3,265,874	$2,861,289

Gross Profit

The following table provides summary of gross profit and gross margin compared with the prior fiscal year (in thousands):

	2008	2007	2006

Gross profit	$1,014,235	$1,016,708	$942,630
Gross margin	30.5%	31.1%	32.9%

The reduction in gross margin was primarily due to higher commodity cost and price erosion partially offset by general cost reductions, a portion of which is related to restructuring activities.

A significant portion of our material cost is comprised of copper and gold costs. We purchased approximately 25 million pounds of copper and approximately 135,000 troy ounces of gold in fiscal 2008. The following table shows the increase in average prices related to our purchases of copper and gold:

	2008	2007	2006

Copper (price per pound)	$3.49	$3.20	$2.28
Gold (price per troy ounce)	825.00	636.00	525.00

Generally, we are able to pass through to our customers only a small a portion of the increased cost of copper and gold. However, we mitigated the impact of the increase in gold prices by hedging approximately 40% of our gold purchases in fiscal 2008.

In addition to commodity costs, the increase (decrease) of certain other significant impacts on gross profit compared with the prior years was as follows as of June 30 (in thousands):

	2008	2007

Price erosion	$(132,758)	$(131,435)
Currency translation	48,842	12,595
Currency transaction	(18,393)	18,166

The increase in gross profit due to currency translation gains was primarily due to a general weakening of the U.S. dollar against other currencies. Currency translation decreased gross margin by 10 basis points as revenue increased by $169.3 million, also due to the weaker dollar.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transaction losses in fiscal 2008 was primarily due to a general weakening of the U.S. dollar against other currencies.

Operating Expenses

Operating expenses for the three years ended June 30, 2008 were as follows (in thousands):

	2008	2007	2006

Selling, general & administrative	$665,038	$658,289	$606,532
Selling, general & administrative as a percentage of revenue	20.0%	20.1%	21.1%
Restructuring costs and asset impairments	31,247	36,869	26,354

Selling, general and administrative expense as a percentage of revenue was relatively consistent in fiscal 2008 compared with fiscal 2007 while organic net revenue declined. The impact of currency translation increased selling, general and administrative expenses by approximately $35.4 million for fiscal 2008 compared with fiscal 2007 and increased selling, general and administrative expenses by approximately $12.4 million for fiscal 2007 compared with fiscal 2006.

The decrease in selling, general and administrative expense as a percent of net revenue in fiscal 2008 compared with fiscal 2007 and in fiscal 2007 compared with fiscal 2006 was primarily due to a lower cost structure resulting from our restructuring initiative which began in fiscal 2007, lower incentive compensation expense in 2008 and 2007 and specific cost containment activities.

Research and development expenditures, which are classified as selling, general and administrative expense, were 4.9% of net revenue for fiscal years 2008, 2007 and 2006.

Restructuring costs and asset impairments

During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital as a result of a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the year ended June 30, 2008 was $31.2 million, resulting in cumulative costs since we announced the restructuring plan of $68.1 million. We have revised our initial estimate and now expect to incur total restructuring and asset impairment costs related to these actions ranging from $125 to $140 million, of which the impact on each segment will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to substantially complete the actions under this plan by June 30, 2010.

During fiscal 2008, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 900 employees, resulting in a charge of $17.6 million. A large part of these employee terminations occurred in our corporate headquarters and U.S. and Mexican manufacturing operations. In accordance with our planned restructuring actions, we have recorded additional asset impairment charges of $13.6 million to write-down assets to fair value less the cost to sell.

During fiscal 2007, we recognized additional restructuring costs related to employee severance and benefit arrangements for approximately 335 employees. A substantial majority of these employee terminations occurred within our Ireland manufacturing operations and various administrative functions in the Americas and European regions. In addition, we have vacated or plan to vacate several buildings and are holding these buildings and related assets for sale. This plan resulted in an impairment charge of $8.7 million to write-down these assets to fair value less the cost to sell these assets. The fair value of the asset groupings was determined using various valuation techniques.

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

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 5 of the Notes to Condensed Consolidated Financial Statements. See also “Forward-Looking Statements.”

Effective Tax Rate

The effective tax rate for the three years ended June 30, 2008 was as follows:

	2008	2007	2006

Effective tax rate	36.4%	28.8%	28.0%

The effective tax rate for fiscal 2008 increased due to adjustments to foreign tax credits, including (1) a change in estimate of $6.3 million in the third quarter of fiscal 2008, resulting from a difference between foreign tax credits estimated in our fiscal 2007 financial statements and subsequently reflected in our fiscal 2007 tax return, and (2) a fourth quarter charge of $10.9 million to correct errors in the prior years’ tax pools used to calculate foreign tax credit carryforwards. The effective tax rate in fiscal 2007 was substantially unchanged from fiscal 2006.

Backlog

Backlog as of the three years ended June 30 was as follows (in thousands):

	2008	2007	2006

Backlog	$436,487	$332,479	$369,966

Backlog at June 30, 2008 increased due to orders received in the telecommunications and data markets and foreign currency translation. Foreign currency translation increased the backlog by $25.7 million compared with June 30, 2007. Excluding the foreign currency translation impact, backlog increased 23.6% from fiscal 2007 to fiscal 2008. Orders for fiscal 2008 were $3.4 billion compared with $3.2 billion for the prior year. Orders increased due to an increase in the telecommunications market and foreign currency translation. Foreign currency translation increased orders by $139.4 million.

Backlog decreased as of June 30, 2007 compared with June 30, 2006, primarily due to a decrease in demand at the end of fiscal 2007, particularly in the mobile communications market, and an increase in vendor managed inventory programs to customers. Under the vendor managed inventory program, the order and shipment occur simultaneously and without impacting reported backlog. The decrease in backlog as of June 30, 2007 compared with 2006 was offset by the acquisition of Woodhead, which had backlog of $24.3 million on June 30, 2007.

Connector

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2008	2007

Net revenue for prior year	$1,885,431	$1,721,459
Components of net revenue increase (decrease):
Organic net revenue (decline) growth	(101,466)	130,530
Currency translation	95,478	33,442

Total change in net revenue from prior year	(5,988)	163,972

Net revenue for current year	$1,879,443	$1,885,431

Organic net revenue (decline) growth as a percentage of net revenue for prior year	(5.4)%	7.6%

The Connector segment’s core markets are telecommunication, data products and consumer, which are discussed above. Segment revenue decreased during fiscal 2008 with currency translation offsetting an organic revenue decline. Connector organic revenue decreased in fiscal 2008 primarily due to general weakness in these markets, particularly the mobile phone sector. Additionally, price erosion, which is generally higher in the Connector segment compared with our other segments, was 5.7% in fiscal 2008.

Organic net revenue growth in fiscal 2007 was a result of stronger demand in the consumer market with growth in both the satellite radio and games markets where we had significant connector content.

The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	2008	2007	2006

Income from operations	$302,240	$354,358	$411,329
Operating margin	16.1%	18.8%	23.9%

Connector segment income from operations decreased compared with the prior year periods due to lower organic revenue in fiscal 2008 and price erosion and higher raw material cost in fiscal 2008 and 2007. We passed on to customers only a small amount of the commodity cost increase.

Transportation

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2008	2007

Net revenue for prior year	$472,257	$424,740
Components of net revenue increase (decrease):
Organic net revenue (decline) growth	(3,171)	39,565
Currency translation	29,055	7,952

Total change in net revenue from prior year	25,884	47,517

Net revenue for current year	$498,141	$472,257

Organic net revenue (decline) growth as a percentage of net revenue for prior year	(0.7)%	9.3%

Transportation segment organic net revenue declined in fiscal 2008 but was offset entirely by foreign currency translation. Revenue was negatively impacted during the second half of fiscal 2008 due to a strike at a key supplier of one of our customers. The organic net revenue growth in fiscal 2007 was primarily due to new U.S. program wins and higher electronic content in vehicles.

The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	2008	2007	2006

Income from operations	$15,356	$7,476	$(4,472)
Operating margin	3.1%	1.6%	(1.1)%

Segment operating income improved during the last three years due to higher gross margins resulting from cost reductions and more efficient use of capacity in connection with the restructuring activities that began in June 2007. Capacity utilization improved due to completion of the transition of manufacturing operations that was ongoing during the first half of fiscal 2007.

Custom & Electrical

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2008	2007

Net revenue for prior year	$892,756	$650,332
Components of net revenue increase:
Organic net revenue growth	4,455	16,292
Currency translation	44,154	23,653
Acquisitions	—	202,479

Total change in net revenue from prior year	48,609	242,424

Net revenue for current year	$941,365	$892,756

Organic net revenue growth as a percentage of net revenue for prior year	0.5%	2.5%

The Custom and Electrical segment’s core markets are industrial, telecommunications and data, which are discussed above. Higher revenue from telecommunications infrastructure products was offset by lower revenue in the industrial market. Organic net revenue growth in fiscal 2007 was realized in both the industrial and telecommunications markets.

The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	2008	2007	2006

Income from operations	$94,076	$52,898	$29,047
Operating margin	10.0%	5.9%	4.5%

Segment operating income increased in fiscal 2008 compared with fiscal 2007 due to efficiencies achieved with the Woodhead integration and an increase in revenue in the telecommunications market. Operating income increased in fiscal 2007 compared with fiscal 2006 due to higher revenue attributed to the Woodhead acquisition.

Non-GAAP Financial Measures

Organic net revenue growth, which is included in the discussion above, is a non-GAAP financial measure. The tables presented in Results of Operations above provide reconciliations of U.S. GAAP reported net revenue growth (the most directly comparable GAAP financial measure) to organic net revenue growth.

We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business and provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity. Management uses organic net revenue growth together with GAAP measures such as net revenue growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company.

Financial Condition and Liquidity

Our financial position remains strong and we continue to be able to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $509.8 million and $460.9 million at June 30, 2008 and 2007, respectively, of which approximately $480.0 was in non-U.S. accounts as of June 30, 2008. Transferring cash, cash equivalent or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax.

Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Management believes that our liquidity and financial flexibility are adequate to support both current and future growth. We have historically used external borrowings only when a clear financial advantage exists. Long-term debt and obligations under capital leases at June 30, 2008 totaled $151.8 million. We have available lines of credit totaling $207.9 million at June 30, 2008.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2008	2007	2006

Cash provided from operating activities	$479,134	$451,434	$443,856
Cash used for investing activities	(218,156)	(446,129)	(240,779)
Cash provided by (used for) financing activities	(197,306)	28,529	(189,814)
Effect of exchange rate changes on cash	33,474	11,712	9,796

Net increase in cash and cash equivalents	$97,146	$45,546	$23,059

Operating Activities

Cash provided from operating activities in fiscal 2008 increased by $27.7 million for fiscal 2008 from the prior year due mainly to lower use of funds to finance working capital needs in the current year period compared with the prior year, partially offset by lower net income. Working capital is defined as current assets minus current liabilities.

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

Capital expenditures declined $62.2 million during fiscal 2008 compared with fiscal 2007 reflecting our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth. Capital expenditures increased $20.1 million for fiscal 2007 compared with fiscal 2006 in order to provide increased capability in the Americas, Asia-Pacific and European regions.

Cash flow from investing activities also includes proceeds from marketable securities in the net amount of $46.8 million in fiscal 2008, $71.2 million in fiscal 2007 and $37.3 million in fiscal 2006. Our marketable securities generally have a term of less than one year. Our investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities.

Financing Activities

In order to fund the cash portion of our investment in Woodhead made during fiscal 2007, we entered into two term notes aggregating 15 billion Japanese yen ($141.3 million) and borrowed $44.0 million on our unsecured revolving credit line that was repaid the same year. The term notes are due in September 2009, with weighted-average fixed interest rates approximating 1.3%. In order to fund stock repurchases during fiscal 2008, we borrowed $125.0 million on our unsecured revolving line of credit, $75.0 million of which was repaid during fiscal 2008.

We purchased shares of Common Stock and Class A Common Stock totaling 8.0 million shares, 1.2 million shares and 6.0 million shares during fiscal years 2008, 2007 and 2006, respectively. The aggregate cost of these purchases was $199.6 million, $34.9 million and $165.3 million in fiscal years 2008, 2007 and 2006, respectively.

Our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock through June 30, 2008. Substantially all funds were used under the authorization as of June 30, 2008. On August 1, 2008, our Board of Directors authorized a repurchase of up to an aggregate $200.0 million of common stock through June 30, 2009.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at June 30, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$39,831	$13,774	$11,797	$8,757	$5,503
Capital lease obligations	5,118	2,858	2,212	47	1
Other long-term liabilities	17,798	4,673	3,930	626	8,569
Debt obligations	147,626	1,398	145,668	488	72

Total(1)	$210,373	$22,703	$163,607	$9,918	$14,145

(1)	Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below. Debt and capital lease obligations include interest payments.

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

We do not have material exposure to any off-balance sheet arrangements. We do not have any unconsolidated special purpose entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at June 30, 2008 and 2007.

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

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $169.3 million and increased income from operations of $12.5 million for 2008, compared with the estimated results for 2007 using the average rates for 2007.

Our $34.3 million of marketable securities at June 30, 2008 are principally invested in time deposits.

Interest rate exposure is limited to our long-term debt. We do not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of our investments (less than 12 months) and the fixed-rate nature of our long-term debt.

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

Molex Incorporated

Molex Incorporated

Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$475,507	$378,361
Marketable securities	34,298	82,549
Accounts receivable, less allowances of $40,243 in 2008 and $31,064 in 2007	740,827	685,666
Inventories	458,295	392,680
Deferred income taxes	23,444	16,171
Prepaid expenses	50,589	35,400

Total current assets	1,782,960	1,590,827
Property, plant and equipment, net	1,172,395	1,121,369
Goodwill	373,623	334,791
Non-current deferred income taxes	62,521	103,626
Other assets	208,038	165,495

Total assets	$3,599,537	$3,316,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$66,687	$1,537
Accounts payable	350,413	279,847
Accrued expenses:
Salaries, commissions and bonuses	74,689	66,532
Other	84,525	121,358
Income taxes payable	73,124	61,677

Total current liabilities	649,438	530,951
Other non-current liabilities	21,346	25,612
Accrued pension and other postretirement benefits	105,574	108,693
Long-term debt	146,333	127,821

Total liabilities	922,691	793,077
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 112,195 shares issued at 2008 and 111,730 shares issued at 2007	5,610	5,587
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 109,841 shares issued at 2008 and 108,562 shares issued at 2007	5,492	5,428
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at 2008 and 2007	5	5
Paid-in capital	569,046	520,037
Retained earnings	2,785,099	2,650,470
Treasury stock (Common Stock, 13,744 shares at 2008 and 12,297 shares at 2007; Class A Common Stock, 30,948 shares at 2008 and 24,040 shares at 2007), at cost	(1,009,021)	(799,894)
Accumulated other comprehensive income	320,615	141,398

Total stockholders’ equity	2,676,846	2,523,031

Total liabilities and stockholders’ equity	$3,599,537	$3,316,108

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006

Net revenue	$3,328,347	$3,265,874	$2,861,289
Cost of sales	2,314,112	2,249,166	1,918,659

Gross profit	1,014,235	1,016,708	942,630
Selling, general and administrative	665,038	658,289	606,532
Restructuring costs and asset impairments	31,247	36,869	26,354

Total operating expenses	696,285	695,158	632,886

Income from operations	317,950	321,550	309,744
Gain (loss) on investments	(119)	1,159	(1,245)
Equity income	11,625	6,966	9,456
Interest income, net	9,192	8,582	9,929

Total other income, net	20,698	16,707	18,140

Income before income taxes	338,648	338,257	327,884
Income taxes	123,211	97,489	91,793

Net income	$215,437	$240,768	$236,091

Earnings per share:
Basic	$1.19	$1.31	$1.27
Diluted	$1.19	$1.30	$1.26
Average common shares outstanding:
Basic	180,474	183,961	185,521
Diluted	181,395	185,565	187,416

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2008	2007	2006

Operating activities:
Net income	$215,437	$240,768	$236,091
Add (deduct) non-cash items included in net income:
Depreciation and amortization	252,344	237,912	214,657
Asset write-downs included in restructuring costs	13,599	8,667	2,870
(Gain) loss on investments	111	(1,154)	1,245
Deferred income taxes	31,096	20,998	(8,501)
Loss (gain) on sale of property, plant and equipment	296	1,800	(701)
Share-based compensation	24,249	27,524	30,548
Other non-cash items	(6,778)	23,373	3,859
Changes in assets and liabilities, excluding effects of foreign currency adjustments and acquisitions:
Accounts receivable	478	27,913	(112,873)
Inventories	(26,240)	(16,514)	(45,987)
Accounts payable	34,197	(57,479)	43,875
Other current assets and liabilities	(45,798)	(60,421)	58,857
Other assets and liabilities	(13,857)	(1,953)	19,916

Cash provided from operating activities	479,134	451,434	443,856

Investing activities:
Capital expenditures	(234,626)	(296,861)	(276,783)
Proceeds from sales of property, plant and equipment	14,978	9,946	24,436
Proceeds from sales or maturities of marketable securities	811,724	4,856,301	1,351,165
Purchases of marketable securities	(764,966)	(4,785,080)	(1,313,829)
Acquisitions, net of cash acquired	(42,503)	(238,072)	(24,565)
Other investing activities	(2,763)	7,637	(1,203)

Cash used for investing activities	(218,156)	(446,129)	(240,779)

Financing activities:
Proceeds from revolving credit facility and short-term loans	139,590	44,000	—
Payments on revolving credit facility	(75,000)	(44,000)	—
Proceeds from issuance of long-term debt	—	131,045	—
Payments of long-term debt	(1,948)	(26,937)	(3,693)
Cash dividends paid	(74,598)	(55,176)	(34,843)
Exercise of stock options	16,732	15,416	15,783
Excess tax benefits from share-based compensation	1,677	1,714	369
Purchase of treasury stock	(199,583)	(34,889)	(165,323)
Other financing activities	(4,176)	(2,644)	(2,107)

Cash provided from (used for) financing activities	(197,306)	28,529	(189,814)
Effect of exchange rate changes on cash	33,474	11,712	9,796

Net increase in cash and cash equivalents	97,146	45,546	23,059
Cash and cash equivalents, beginning of year	378,361	332,815	309,756

Cash and cash equivalents, end of year	$475,507	$378,361	$332,815

Supplemental cash flow information:
Interest paid	$3,599	$2,857	$928
Income taxes paid	$64,641	$96,531	$70,092

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Years Ended June 30,
	2008	2007	2006

Common stock	$11,107	$11,020	$10,900

Paid-in capital:
Beginning balance	$520,037	$442,586	$425,259
Reclassification from deferred unearned compensation	—	—	(38,357)
Stock-based compensation	24,249	27,524	30,548
Exercise of stock options	22,738	37,101	23,958
Issuance of stock awards	1,743	2,059	—
Reclass of directors’ deferred compensation plan	—	6,059	—
Other	279	4,708	1,178

Ending balance	$569,046	$520,037	$442,586

Retained earnings:
Beginning balance	$2,650,470	$2,464,889	$2,270,677
Net income	215,437	240,768	236,091
Dividends	(80,756)	(55,205)	(41,613)
Other	(52)	18	(266)

Ending balance	$2,785,099	$2,650,470	$2,464,889

Treasury stock:
Beginning balance	$(799,894)	$(743,219)	$(568,917)
Purchase of treasury stock	(199,583)	(34,889)	(165,323)
Exercise of stock options	(9,544)	(21,801)	(8,736)
Other	—	15	(243)

Ending balance	$(1,009,021)	$(799,894)	$(743,219)

Deferred unearned compensation:
Beginning balance	$—	$—	$(38,357)
Reclassification to paid-in capital	—	—	38,357

Ending balance	$—	$—	$—

Accumulated other comprehensive income, net of tax:
Beginning balance	$141,398	$106,713	$71,296
Translation adjustments	165,706	51,009	34,934
Pension adjustments, net of tax	3,309	(3,135)	—
Adjustment for initially applying SFAS No. 158, net of tax	—	(17,965)	—
Unrealized investment gain, net of tax	10,202	4,776	483

Ending balance	$320,615	$141,398	$106,713

Total stockholders’ equity	$2,676,846	$2,523,031	$2,281,869

Comprehensive income, net of tax:
Net income	$215,437	$240,768	$236,091
Translation adjustments	165,706	51,009	34,934
Pension adjustments, net of tax	3,309	(3,135)	—
Unrealized investment gain, net of tax	10,202	4,776	483

Total comprehensive income, net of tax	$394,654	$293,418	$271,508

See accompanying notes to consolidated financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 45 manufacturing locations in 17 countries.

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

Marketable Securities

Marketable securities consist primarily of time deposits held at non-U.S. local banks. We generally hold these instruments for a period of greater than three months, but no longer than 12 months. Marketable securities are classified as available-for-sale securities.

No mark-to-market adjustments were required during fiscal years 2008, 2007 or 2006 because the carrying value of the securities approximated the market value. Proceeds from sales of available-for-sales securities, excluding maturities, during fiscal years 2008, 2007 and 2006 were $194.3 million, $273.1 million and $532.1 million, respectively. There were no associated gains or losses on these sales.

Accounts Receivable

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. We believe that we have little concentration of credit risk due to the diversity of our customer base. Accounts receivable, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

based on historical trends and an evaluation of the impact of current and projected economic conditions. We monitor the collectability of our accounts receivable on an ongoing basis by analyzing the aging of our accounts receivable, assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Our accounts receivable are not collateralized.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market value.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is primarily recorded on a straight-line basis for financial statement reporting purposes and using a combination of accelerated and straight-line methods for tax purposes.

The estimated useful lives are as follows:

Buildings	25 — 40 years
Machinery and equipment	3 — 10 years
Molds and dies	2 — 4 years

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

Revenue Recognition

We recognize revenue when in the normal course of our business the following conditions are met: (i) a purchase order has been received from the customer with a corresponding order acknowledgement sent to the customer confirming delivery, price and payment terms, (ii) product has been shipped (FOB origin) or delivered (FOB destination) and title has clearly transferred to the customer or customer

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

carrier, (iii) the price to the buyer is fixed and determinable for sales with an estimate of allowances made based on historical experience and (iv) there is reasonable assurance of collectability.

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

Research and Development

Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $163.7 million, $159.1 million and $140.9 million in fiscal 2008, 2007 and 2006, respectively.

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

Derivative Instruments and Hedging Activities

We use derivative instruments primarily to hedge activities related to specific foreign currency cash flows. We had no material derivatives outstanding at June 30, 2008 or 2007. The net impact of gains and losses on such instruments was not material to the results of operations for fiscal 2008, 2007 and 2006.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

We have granted nonqualified and incentive stock options and restricted stock to our directors, officers and employees under our stock plans pursuant to the terms of such plans.

Accounting Changes

Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (FIN 48) effective July 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The adoption of FIN 48 did not have a material impact on our statement of financial position or on results of operations.

Pension and Postretirement Medical Benefit Plans

Effective for fiscal 2007, we adopted the provisions of SFAS No. 158 “Employers’ accounting for defined benefit pension and other postretirement plans.” SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the consolidated balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year-end in fiscal 2009.

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. We are required to adopt SFAS No. 141R effective July 1, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than us in the consolidated financial statements within the equity section but separate from the equity. It also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (2) changes in ownership interest be accounted for similarly, as equity transactions, and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS No. 160 but do not expect it to have a material impact on our financial statements.

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thus improves the transparency of

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

financial reporting. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS No. 161 but do not expect it to have a material impact on our financial statements.

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

	2008	2007	2006

Net income	$215,437	$240,768	$236,091

Basic average common shares outstanding	180,474	183,961	185,521
Effect of dilutive stock options	921	1,604	1,895

Diluted average common shares outstanding	181,395	185,565	187,416

Earnings per share:
Basic	$1.19	$1.31	$1.27
Diluted	$1.19	$1.30	$1.26

Excluded from the computations above were anti-dilutive shares of 5.2 million, 1.9 million and 4.0 million in fiscal 2008, 2007 and 2006, respectively.

4.	Acquisitions

On July 19, 2007, we completed the acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. We recorded goodwill of $23.9 million in connection with this acquisition. The purchase price allocation for this acquisition is substantially complete.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Woodhead at the date of acquisition (in thousands). Goodwill is non-deductible for tax purposes.

Current assets	$95,724
Land and depreciable assets	47,946
Goodwill	177,093
Intangible assets	39,000

Assets acquired	359,763
Liabilities assumed	100,109
Restructuring (See Note 5)	3,999
Non-current deferred tax liabilities, net	17,583

Total purchase price	$238,072

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the pro forma effect on operating results for the year ended June 30, 2006, as if we had acquired Woodhead as of the beginning of the year (the pro forma effect on the year ended June 30, 2007 was not material) (in thousands, except per share data):

Net revenue	$3,084,000
Income from operations	325,000
Net income	246,000
Net income per common share — basic	1.33
Net income per common share — diluted	1.31

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

Molex Restructuring Plans

During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital as a result of a new global organization that was effective July 1, 2007. A majority of the plan relates to certain facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the year ended June 30, 2008 was $31.2 million, resulting in cumulative costs since we announced the restructuring of $68.1 million. We have revised our initial estimate and now expect to incur total restructuring and asset impairment costs related to these actions ranging from $125 to $140 million, of which the impact on each segment will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to substantially complete the actions under this plan by June 30, 2010.

During fiscal 2008, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 900 employees, resulting in a charge of $17.6 million. A large part of these employee terminations occurred in our corporate headquarters and U.S. and Mexican manufacturing operations. In accordance with our planned restructuring actions, we have recorded additional asset impairment charges of $13.6 million to write-down these assets to fair value less the cost to sell.

During fiscal 2007, we recognized restructuring costs of $26.7 million related to employee severance and benefit arrangements for approximately 335 employees. A substantial majority of these employee terminations occurred within our Ireland manufacturing operations and various administrative functions in the Americas and European regions. In addition, we have vacated or plan to vacate several buildings and are holding these buildings and related assets for sale. This plan resulted in an impairment charge of $8.7 million to write-down these assets to fair value less the cost to sell these assets. The fair value of the asset groupings was determined using various valuation techniques.

During fiscal 2005, we decided to close certain operations in the Americas and European regions in order to reduce operating costs and better align our manufacturing capacity with customer needs.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

A summary of the restructuring charges and related impairments for the fiscal years ended June 30 is summarized as follows (in thousands):

	2008	2007	2006

Connector:
Severance costs	$2,492	$3,492	$1,519
Asset impairments	9,482	—	—

Total	$11,974	$3,492	$1,519

Transportation:
Severance costs	$662	$3,182	$7,789
Asset impairments	1,898	2,732	1,373

Total	$2,560	$5,914	$9,162

Custom & Electrical:
Severance costs	$3,144	$8,721	$6,863
Asset impairments	193	3,485	426

Total	$3,337	$12,206	$7,289

Corporate and Other:
Severance costs	$11,350	$11,307	$7,313
Asset impairments	2,026	2,450	1,071
Other	—	1,500	—

Total	$13,376	$15,257	$8,384

Total:
Severance costs	$17,648	$26,702	$23,484
Asset impairments	13,599	8,667	2,870
Other	—	1,500	—

Total	$31,247	$36,869	$26,354

Cumulative restructuring costs by segment since the announcement of the fiscal 2007 restructuring plan are $15.4 million for Connector, $8.5 million for Transportation, $15.6 million for Custom & Electrical and $28.6 million for Corporate and Other.

Woodhead Restructuring Plan

During fiscal 2007, management finalized plans to restructure certain operations of Woodhead to eliminate redundant costs resulting from the acquisition of Woodhead and improve efficiencies in

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

operations. The restructuring charges recorded are based on restructuring plans that have been committed to by management.

The total estimated restructuring costs associated with Woodhead were $4.0 million, consisting primarily of severance costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Woodhead and, accordingly, resulted in an increase to goodwill (see Note 4). Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Woodhead restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas future increases to the estimates will be recorded as operating expenses.

Changes in the accrued severance balance are summarized as follows (in thousands):

	Restructuring Plans
	Molex	Woodhead	Total

Balance at June 30, 2005	$10,285	$—	$10,285
Charges to expense	23,484	—	23,484
Cash payments	(17,828)	—	(17,828)

Balance at June 30, 2006	$15,941	$—	$15,941
Charges to expense	26,702	—	26,702
Purchase accounting allocation	—	3,999	3,999
Cash payments	(11,788)	(30)	(11,818)
Non-cash related costs	(2,659)	—	(2,659)

Balance at June 30, 2007	$28,196	$3,969	$32,165
Charges to expense	20,711	655	21,366
Cash payments	(31,481)	(3,498)	(34,979)
Non-cash related costs	1,368	(78)	1,290

Balance at June 30, 2008	$18,794	$1,048	$19,842

6.	Inventories

Inventories, less allowances of $42.8 million at June 30, 2008 and $42.7 million at June 30, 2007, consisted of the following (in thousands):

	2008	2007

Raw materials	$81,407	$85,320
Work in progress	144,683	107,394
Finished goods	232,205	199,966

Total inventories	$458,295	$392,680

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

7.  Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following (in thousands):

	2008	2007

Land and improvements	$69,104	$67,943
Buildings and leasehold improvements	663,524	614,466
Machinery and equipment	1,641,110	1,502,406
Molds and dies	754,589	668,452
Construction in progress	115,763	92,157

Total	3,244,090	2,945,424
Accumulated depreciation	(2,071,695)	(1,824,055)

Net property, plant and equipment	$1,172,395	$1,121,369

Depreciation expense for property, plant and equipment was $246.9 million, $232.8 million and $212.1 million in fiscal 2008, 2007 and 2006, respectively.

8.	Goodwill

At June 30, changes to goodwill were as follows (in thousands):

	2008	2007

Beginning balance	$334,791	$149,458
Additions	29,147	183,677
Foreign currency translation	9,685	1,656

Ending balance	$373,623	$334,791

On July 19, 2007, we completed the acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. We recorded goodwill of $23.9 million in connection with this acquisition. The purchase price allocation for this acquisition is substantially complete.

On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction valued at approximately $238.1 million, including the assumption of debt and net of cash acquired.

9.	Other Intangible Assets

All of the Company’s intangible assets other than goodwill are included in Other Assets. Assets with indefinite lives represent the use of acquired trade names. The value of these indefinite-lived intangible assets was $20.6 million and $18.7 million at June 30, 2008 and June 30, 2007, respectively. Intangible property assets with finite lives primarily represent customer relationships and rights acquired under technology licenses and are amortized over the periods of benefit.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of finite-lived intangible assets were as follows (in thousands):

	June 30, 2008			June 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer-related	$24,546	$(3,120)	$21,426	$18,591	$(1,425)	$17,166
Technology-based	19,192	(5,431)	13,761	13,306	(2,859)	10,447
License fees	9,561	(5,144)	4,417	6,120	(4,799)	1,321

Total	$53,299	$(13,695)	$39,604	$38,017	$(9,083)	$28,934

During fiscal year 2008 and 2007, we recorded additions to intangible assets of $18.0 million and $41.7 million, respectively. We estimate that we have no significant residual value related to our intangible assets. The components of intangible assets acquired during fiscal years 2008 and 2007 were as follows (in thousands):

	Year Ended June 30,
	2008		2007
		Weighted		Weighted
	Carrying	Average	Carrying	Average
	Amount	Life	Amount	Life

Customer-related	$5,900	20 years	$16,696	22 years
Technology-based	5,800	10 years	6,200	5 years
License fees	4,390	5 years	50	1 year
Trade names	1,900	Indefinite	18,700	Indefinite

Total	$17,990		$41,646

Acquired intangibles are generally amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $5.5 million for fiscal year 2008, $5.1 million for fiscal year 2007, and $2.0 million for fiscal year 2006. The estimated future amortization expense related to intangible assets as of June 30, 2008 is as follows (in thousands):

Amount

2009	$5,578
2010	5,168
2011	4,099
2012	4,019
2013 and thereafter	20,740

Total	$39,604

10.	Investments

At June 30, 2008, we owned approximately 20% of a publicly traded affiliate accounted for under the equity method. At June 30, 2008, our portion of the market value of the investment was $72.7 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

Income before income taxes and minority interest for the years ended June 30, is summarized as follows (in thousands):

	2008	2007	2006

United States	$133,969	$86,229	$57,177
International	204,679	252,028	270,707

Income before income taxes	$338,648	$338,257	$327,884

The components of income tax expense (benefit) for the years ended June 30, were as follows (in thousands):

	2008	2007	2006

Current:
U.S. Federal	$26,211	$5,406	$8,204
State	2,803	318	1,649
International	63,101	70,767	90,441

Total currently payable	$92,115	$76,491	$100,294

Deferred:
U.S. Federal	$42,183	$12,579	$296
State	(89)	370	(289)
International	(10,998)	8,049	(8,508)

Total deferred	31,096	20,998	(8,501)

Total income tax expense	$123,211	$97,489	$91,793

Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2008	2007	2006

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(1.3)	(1.6)	(2.6)
Repatriation of foreign earnings	(0.5)	(4.5)	(4.3)
Tax examinations and settlements	(0.2)	(1.4)	(0.9)
Provision for tax contingencies	1.0	—	—
Valuation allowance	(0.3)	0.4	1.6
Investments	—	—	(0.8)
State income taxes, net of Federal tax benefit	0.8	0.4	0.4
Foreign tax rates less than U.S. Federal rate (net)	(4.4)	(0.8)	(0.8)
Adjustments to foreign tax credits	5.1	—	—
Other	1.2	1.3	0.4

Effective tax rate	36.4%	28.8%	28.0%

The effective tax rate for fiscal 2008 increased due to adjustments to foreign tax credits, including (1) a change in estimate of $6.3 million in the third quarter of fiscal 2008, resulting from a difference between foreign tax credits estimated in our fiscal 2007 financial statements and subsequently

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

reflected in our fiscal 2007 tax return, and (2) a fourth quarter charge of $10.9 million to correct errors in the prior years’ tax pools used to calculate foreign tax credit carryforwards. The effective tax rate in fiscal 2007 was substantially unchanged from fiscal 2006.

At June 30, 2008, we had approximately $106.0 million of non-U.S. net operating loss carryforwards. Substantially all of the non-U.S. net operating losses can be carried forward indefinitely.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2008 and 2007, we have recorded valuation allowances of $38.3 million and $39.4 million, respectively, against the non-U.S. net operating loss carryforwards.

The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2008	2007

Deferred tax assets:
Pension and other postretirement liabilities	$40,339	$37,548
Stock option and other benefits	24,968	22,619
Capitalized research and development	16,602	20,549
Foreign tax credits	—	24,157
Net operating losses	38,931	39,917
Depreciation and amortization	2,812	—
Inventory	15,134	11,905
Minimum tax credit	—	15,414
Allowance for doubtful accounts	8,683	4,648
Other, net	14,117	15,003

Total deferred tax assets before valuation allowance	161,586	191,760
Valuation allowance	(38,289)	(39,366)

Total deferred tax assets	123,297	152,394
Deferred tax liabilities:
Investments	(25,465)	(20,136)
Depreciation and amortization	(11,867)	(12,461)

Total deferred tax liabilities	(37,332)	(32,597)

Total net deferred tax assets	$85,965	$119,797

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2008	2007

Net deferred taxes:
Current asset	$23,444	$16,171
Non-current asset	62,521	103,626

Total	$85,965	$119,797

We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $930 million of undistributed earnings of certain of our non-U.S. subsidiaries as of June 30,

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

2008. These earnings are intended to be permanently invested. It is not practicable to estimate the additional income taxes which would be paid if the permanently reinvested earnings were distributed.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, will change over the next twelve months; however, we do not expect significant changes during that time. The balance of unrecognized tax benefits follows (in thousands):

	2008
	June 30	July 1

Unrecognized tax benefits	$14,559	$12,581
Portion that, if recognized, would reduce tax expense and effective tax rate	14,559	10,481

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

2008

Balance as of July 1, 2007	$12,581
Additions based on tax positions related to the current year	874
Additions for tax positions of prior years	4,735
Reductions for tax positions of prior years	(3,010)
Reductions due to lapse of applicable statute of limitations	(621)

Balance at June 30, 2008	$14,559

We have substantially completed all U.S. federal income tax matters for tax years through 1999 and 2001. The examination of federal income tax returns for 2000, 2002 and 2003 was completed and we expect to receive the final report from the Internal Revenue Service during fiscal 2009. The tax years 2004 through 2007 remain open to examination by all other major taxing jurisdictions to which we are subject.

It is our practice to recognize interest or penalties related to income tax matters in tax expense. As of June 30, 2008, there were no material interest or penalty amounts to accrue.

12.	Profit Sharing, Pension and Post Retirement Medical Benefit Plans

Profit Sharing Plans

We provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $17.2 million, $15.4 million and $16.5 million were charged to operations during fiscal 2008, 2007 and 2006, respectively.

Pension Plans

We sponsor and/or contribute to pension plans, including defined benefit plans, covering substantially all U.S. plant hourly employees and certain employees in non-U.S. subsidiaries. The benefits are primarily based on years of service and the employees’ compensation for certain periods during their last years of employment. Our pension obligations are measured as of March 31 for the U.S. plans and as of June 30 for the international plans. Non-U.S. plans are primarily in France, Germany, Ireland, Japan, Korea and Taiwan.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

Benefit Obligation and Plan Assets

The accumulated benefit obligations as of June 30, were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Accumulated benefit obligation	$47,609	$48,004	$99,677	$93,330	$46,779	$50,756

The changes in the benefit obligations and plan assets for the plans described above were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Change in projected benefit obligation:
Beginning benefit obligation	$60,401	$39,768	$107,097	$94,587	$50,756	$42,191
Service cost	3,380	2,687	5,783	5,531	2,923	2,329
Interest cost	3,683	2,962	4,222	3,700	3,106	2,629
Plan participants’ contributions	—	—	293	293	584	460
Actuarial loss/(gain)	(9,804)	4,737	(7,120)	3,034	(8,564)	4,480
Plan amendment	—	—	—	3,106	—	—
Effect of curtailment/settlement	(2,336)	(10)	(3,211)	—	—	—
Business combination	—	11,288	—	—	—	—
Benefits paid to plan participants	(2,344)	(1,031)	(6,182)	(3,126)	(2,026)	(1,333)
Changes in foreign currency	—	—	14,554	(28)	—	—

Ending projected benefit obligation	$52,980	$60,401	$115,436	$107,097	$46,779	$50,756

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Change in plan assets:
Beginning fair value of plan assets	$57,311	$41,916	$61,019	$42,977	$—	$—
Actual return on plan assets	623	5,436	(9,505)	7,951	—	—
Employer contributions	3,250	3,000	12,340	10,343	1,573	1,151
Plan participants’ contributions	—	—	293	293	584	460
Business combination	—	7,989	—	—	—	—
Benefits paid to plan participants	(2,344)	(1,031)	(6,182)	(3,126)	(2,157)	(1,611)
Changes in foreign currency	—	—	8,498	2,581	—	—

Ending fair value of plan assets	$58,840	$57,310	$66,463	$61,019	$—	$—

The funded status, the amount by which plan assets exceed (or are less than) the projected benefit obligation, was as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Funded Status	$5,860	$(3,091)	$(48,973)	$(46,078)	$(46,779)	$(50,756)

The amounts recognized in the consolidated balance sheets were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Prepaid expenses	$7,275	$595	$8,406	$8,110	$—	$—
Accrued pension and other post retirement benefits	(1,415)	(3,686)	(57,379)	(54,251)	(46,779)	(50,756)
Accumulated other comprehensive income	(1,426)	4,333	20,160	12,328	7,695	16,850

Net amount recognized	$4,434	$1,242	$(28,813)	$(33,813)	$(39,084)	$(33,906)

The amounts comprising accumulated other comprehensive income before taxes were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Net transition liability	$—	$—	$224	$250	$—	$—
Net actuarial (gain) loss	(1,447)	4,308	16,967	9,309	13,750	23,572
Net prior service costs	21	25	2,969	2,769	(6,055)	(6,722)

Defined benefit plans, net	$(1,426)	$4,333	$20,160	$12,328	$7,695	$16,850

The net gain recognized in other comprehensive income was $7.6 million for fiscal 2008.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	6.9%	6.2%	4.0%	3.8%	6.9%	6.2%
Rate of compensation increase	3.7%	3.7%	3.4%	3.5%	—	—
Health care cost trend	—	—	—	—	10.0%	10.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2013	2012

For the postretirement medical benefit plan, a one-percentage point change in the assumed health care cost trend rates would have the following effect (in thousands):

	2008	2007	2006

Effect on total service and interest cost:
Increase 100 basis points	$1,219	$1,287	$1,476
Decrease 100 basis points	(968)	(1,014)	(1,211)
Effect on benefit obligation:
Increase 100 basis points	$7,987	$9,057	$9,951
Decrease 100 basis points	(6,452)	(7,270)	(8,164)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	6.2%	6.3%	3.8%	3.9%	6.2%	6.3%
Expected return on plan assets	8.2%	8.4%	6.5%	6.5%	—	—
Rate of compensation increase	3.7%	3.7%	3.5%	3.4%	—	—
Health care cost trend	—	—	—	—	10.0%	10.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2012	2011

The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The discount rate used to determine the present value of our future U.S. pension obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for U.S. pension obligations. The discount rates for our foreign pension plans are selected by using a yield curve approach or by reference to high quality corporate bond rates in those countries that have developed corporate bond markets. In those countries where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. The expected return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets. We estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Net Periodic Benefit Cost

The components of net periodic benefit cost for our plans consist of the following for the years ended June 30 (in thousands):

							Postretirement
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Medical Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$3,380	$2,687	$3,239	$5,783	$5,531	$5,946	$2,923	$2,329	$2,566
Interest cost	3,683	2,962	2,291	4,222	3,700	3,100	3,106	2,629	2,387
Expected return on plan assets	(4,652)	(3,939)	(3,070)	(4,306)	(2,901)	(2,098)	—	—	—
Amortization of prior service cost	4	4	110	232	218	—	(667)	(676)	(71)
Amortization of unrecognized transition obligation	—	—	—	43	40	40	—	—	—
Recognized actuarial losses	—	—	716	362	176	741	1,257	1,102	1,039
Curtailment (gain)/loss	(2,356)	(12)	4	(3,209)	—	(45)	132	278	—

Net periodic benefit cost	$59	$1,702	$3,290	$3,127	$6,764	$7,684	$6,751	$5,662	$5,921

The amount of accumulated other comprehensive income that was reclassified as a component of net period benefit cost in fiscal 2008 was $2.9 million. The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in fiscal 2009 is $0.7 million.

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

	2008		2007
		Non-U.S.		Non-U.S.
	U.S. Plan	Plan	U.S. Plan	Plan
	Assets	Assets	Assets	Assets

Asset category:
Equity	65%	64%	68%	70%
Bonds	35%	19%	32%	21%
Other	—	17%	—	9%

Funding Expectations

No contributions are required during 2009 under applicable law for the U.S. Pension Plan. Expected funding for the non-U.S. plans during fiscal 2009 is approximately $11.8 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $15 million in any year through 2018.

Curtailments

In fiscal 2008, we recognized a $2.3 million reduction in selling, general and administrative expense due to a curtailment adjustment. The curtailment adjustment resulted from the freezing of benefits in a defined benefit plan after the participants transferred to another plan without credit for prior service. Separately, we also recognized in fiscal 2008 a $3.1 million reduction in restructuring costs resulting from a curtailment adjustment for the early termination of participants in connection with the ongoing restructuring plan.

13.	Debt

We had available lines of credit totaling $207.9 million at June 30, 2008, expiring between 2008 and 2012. Our long-term debt approximates $147.3 million at June 30, 2008. In order to fund the cash portion of our investment in Woodhead made during fiscal 2007, we entered into two term notes aggregating 15 billion Japanese yen ($141.3 million) and borrowed $44.0 million on our unsecured revolving credit line. The term note agreements are due September 2009, with weighted-average fixed interest rates approximating 1.3%. The $44.0 million that we borrowed on our unsecured revolving line of credit was repaid during the second quarter of fiscal 2007. In order to fund stock repurchases during fiscal 2008, we borrowed $125.0 million on our unsecured revolving line of credit, $75.0 million of which was repaid as of June 30, 2008. Principal payments on long-term debt obligations, including interest, are due as follows: fiscal 2009, $1.4 million; fiscal 2010, $142.4 million; fiscal 2011, $3.3 million; fiscal 2012, $0.3 million; fiscal 2013, $0.1 million; and thereafter, $0.1 million.

In addition to the two term notes above, our remaining long-term debt generally consists of mortgages and industrial development bonds with interest rates ranging from 1.3% to 7.8% and maturing through 2012. Certain assets, including land, buildings and equipment, secure our long-term debt.

14.	Leases

We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below (in thousands):

Operating
Leases

Year ending June 30:
2009	$13,774
2010	7,065
2011	4,732
2012	3,740
2013	2,880
2014 and thereafter	7,640

Total lease payments	$39,831

Rental expense was $10.9 million, $10.4 million and $10.2 million in fiscal 2008, 2007 and 2006, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

15.	Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2008.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2008.

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.

Changes in common stock for the years ended June 30 are as follows (in thousands):

			Class A
	Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Outstanding at June 30, 2005	110,814	$5,541	104,998	$5,250	28,049	$568,917
Exercise of stock options	483	24	1,584	79	309	8,736
Purchase of treasury stock	—	—	—	—	6,018	165,323
Issuance of stock awards	—	—	16	1	—	—
Other	—	—	—	—	8	243

Outstanding at June 30, 2006	111,297	$5,565	106,598	$5,330	34,384	$743,219
Exercise of stock options	426	21	1,890	95	705	21,801
Purchase of treasury stock	—	—	—	—	1,248	34,889
Issuance of stock awards	—	—	25	1	—	—
Other	7	1	49	2	—	(15)

Outstanding at June 30, 2007	111,730	$5,587	108,562	$5,428	36,337	$799,894
Exercise of stock options	457	23	1,210	60	376	9,543
Purchase of treasury stock	—	—	—	—	7,979	199,584
Issuance of stock awards	—	—	10	1	—	—
Other	8	—	59	3	—	—

Outstanding at June 30, 2008	112,195	$5,610	109,841	$5,492	44,692	$1,009,021

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

16.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	2008	2007

Foreign currency translation adjustments	$322,709	$157,002
Non-current deferred tax asset	8,637	12,411
Accumulated transition obligation	(224)	(250)
Accumulated prior service credit	3,064	3,928
Accumulated net loss	(29,269)	(37,189)
Unrealized gains on investments	15,698	5,496

Total	$320,615	$141,398

17.	Stock Incentive Plans

Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost was $24.2 million, $27.5 million and $30.5 million for fiscal 2008, 2007 and 2006, respectively. The income tax benefits related to share-based compensation were $8.5 million, $9.6 million and $10.6 million for fiscal 2008, 2007 and 2006, respectively.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

		Exercise
	Shares	Price

Outstanding at June 30, 2005	10,544	$18.94
Granted	1,989	18.98
Exercised	(1,872)	12.85
Forfeited or expired	(241)	19.72

Outstanding at June 30, 2006	10,420	$20.02
Granted	2,264	20.65
Exercised	(2,122)	17.46
Forfeited or expired	(343)	21.93

Outstanding at June 30, 2007	10,219	$20.98
Granted	1,728	17.63
Exercised	(1,433)	15.91
Forfeited or expired	(1,111)	27.81

Outstanding at June 30, 2008	9,403	$20.38

Exercisable at June 30, 2008	3,988	$24.04

At June 30, 2008, exercisable options had an aggregate intrinsic value of $4.6 million with a weighted-average remaining contractual life of 2.1 years. In addition, there were 5.1 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $31.9 million. Total options outstanding had an aggregate intrinsic value of $38.7 million with a weighted-average remaining contractual life of 3.0 years. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $14.5 million, $10.6 million and $28.0 million, respectively.

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

	2008	2007	2006

Weighted-average fair value of options granted:
At market value of underlying stock	$6.22	$9.82	$8.15
At less than market value of underlying stock	$11.36	$14.68	$17.18
Assumptions:
Dividend yield	1.95%	1.06%	0.72%
Expected volatility	27.44%	28.44%	28.25%
Risk-free interest rate	3.55%	4.79%	4.06%
Expected life of option (years)	4.14	3.94	3.66

As of June 30, 2008, there were options outstanding to purchase 0.2 million shares of Common Stock and 9.2 million shares of Class A Common Stock.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock Awards

Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock. Generally, these grants vest 25% per year beginning the first anniversary date of the award. Stock awards transactions are summarized as follows (shares in thousands):

		Fair Market
	Shares	Value

Nonvested shares at June 30, 2005	446	$24.06
Granted	249	24.56
Vested	(195)	20.43

Nonvested shares at June 30, 2006	500	$24.33
Granted	271	29.51
Vested	(168)	23.57
Forfeited	(62)	25.05

Nonvested shares at June 30, 2007	541	$27.08
Granted	295	22.82
Vested	(233)	26.47
Forfeited	(32)	26.80

Nonvested shares at June 30, 2008	571	$25.14

As of June 30, 2008, there was $13.9 million of total unrecognized compensation cost related to the above nonvested stock bonus awards. We expect to recognize the cost of these stock awards over a weighted-average period of 2.6 years. The total fair value of shares vested during fiscal 2008, 2007 and 2006 was $6.2 million, $4.7 million and $4.0 million, respectively.

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

18.	Segment and Related Information

On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:

•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

•	The Transportation segment designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Information by segment for the years ended June 30 is summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total

2008:
Revenues from external customers	$1,879,443	$498,141	$941,365	$9,398	$3,328,347
Income (loss) from operations	302,240	15,356	94,076	(93,722)	317,950
Depreciation & amortization	162,601	39,076	35,495	15,172	252,344
Capital expenditures	138,558	42,331	22,705	31,032	234,626

2007:
Revenues from external customers	$1,885,431	$472,257	$892,756	$15,430	$3,265,874
Income (loss) from operations	354,358	7,476	52,898	(93,182)	321,550
Depreciation & amortization	140,191	38,422	41,197	18,102	237,912
Capital expenditures	176,263	66,213	34,100	20,285	296,861

2006:
Revenues from external customers	$1,721,459	$424,740	$650,332	$64,758	$2,861,289
Income (loss) from operations	411,329	(4,472)	29,047	(126,160)	309,744
Depreciation & amortization	137,605	29,764	28,570	18,718	214,657
Capital expenditures	206,490	18,442	24,163	27,688	276,783

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division.

Customer revenue and net property, plant and equipment by significant foreign country are summarized as follows (in thousands):

	2008	2007	2006

Customer revenue:
United States	$888,941	$896,625	$764,074
Japan	517,087	484,613	421,603
China	735,657	717,735	642,369
Net property, plant and equipment:
United States	$296,843	$313,109	$293,055
Japan	299,447	280,246	276,696
China	231,764	188,670	161,717

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows for the years ended June 30 (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total

2008	$1,293,342	$413,233	$500,197	$164,745	$2,371,517
2007	1,167,163	407,034	454,730	170,788	2,199,715

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	June 30,	June 30,
	2008	2007

Segment assets	$2,371,517	$2,199,715
Other current assets	583,838	512,481
Other non current assets	644,182	603,912

Consolidated total assets	$3,599,537	$3,316,108

Amounts as of June 30, 2007, were recast to conform to the new organization structure. The recast data required the use of judgment in determining certain allocations of expense and assets related to manufacturing facilities and administrative services that are shared between segments.

19.	Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2008 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$792,610	$841,560	$822,285	$871,892
Gross profit	236,150	253,115	254,461	270,509
Net income	53,304	59,216	50,306	52,611
Basic earnings per share	0.29	0.33	0.28	0.30
Diluted earnings per share	0.29	0.33	0.28	0.29

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

During fiscal 2008 and 2007, we recognized restructuring expenses and asset impairment charges related to our restructuring plan (see Note 5) and during fiscal 2008 we recognized adjustments to foreign tax credits (see Note 11). The table below summarizes the impact of these items on each of the quarters during fiscal 2008 and 2007 (in thousands):

	Restructuring	Foreign
	Charges	Tax Credits

Fiscal 2008:
First quarter	$1,476	$—
Second quarter	4,716	—
Third quarter	4,902	6,344
Fourth quarter	9,894	10,871
Fiscal 2007:
Fourth quarter	30,255	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index of Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of June 30, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, as of July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
August 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited Molex Incorporated’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molex Incorporated as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 of Molex Incorporated and our report dated August 4, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
August 4, 2008

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

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

The information under the captions “Item 1 — Election of Directors,” “Board Independence” “Board and Committee Information,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 2008 is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated by reference in this section.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation” in our 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors and Executive Officers,” “Security Ownership of More than 5% Shareholders” and “Equity Compensation Plan Information” in our 2008 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Item 1 — Election of Directors,” and “Certain Relationships and Related Transactions,” in our 2008 Proxy Statement is herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Independent Auditor’s Fees” in our 2008 Proxy Statement is herein incorporated by reference.

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

Molex Incorporated

Schedule II — Valuation and Qualifying Accounts
For the Years Ended June 30, 2008, 2007, and 2006
(In thousands)

	Balance at			Other/	Balance at
	Beginning of	Charges to		Currency	End of
	Period	Income	Write-Offs	Translation	Period

Receivable Reserves:
Year ended 2008	$31,064	$69,020	$(62,520)	$2,679	$40,243
Year ended 2007	$26,513	$71,245	$(67,422)	$728	$31,064
Year ended 2006	$20,293	$69,187	$(63,524)	$557	$26,513
Inventory Reserves:
Year ended 2008:
Slow and Excess	$39,956	$15,453	$(16,946)	$932	$39,395
Blocked Stock	835	251	—	(23)	1,063
Other	1,936	237	—	171	2,344

Total	$42,727	$15,941	$(16,946)	$1,080	$42,802
Year ended 2007:
Slow and Excess	$30,309	$23,607	$(20,983)	$7,023	$39,956
Blocked Stock	936	94	—	(195)	835
Other	2,689	(299)	—	(454)	1,936

Total	$33,934	$23,402	$(20,983)	$6,374	$42,727
Year ended 2006:
Slow and Excess	$29,511	$18,014	$(17,959)	$743	$30,309
Blocked Stock	1,626	(690)	—	—	936
Other	3,061	(372)	—	—	2,689

Total	$34,198	$16,952	$(17,959)	$743	$33,934
Deferred tax asset valuation allowance:
Year ended 2008	$39,366	$—	$(1,077)	$—	$38,289
Year ended 2007	$33,920	$1,308	$—	$4,138	$39,366
Year ended 2006	$28,700	$5,345	$(125)	—	$33,920

Molex Incorporated

Index of Exhibits

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000
3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.1(ii) to our Form 8-K filed on November 19, 2007
4	Instruments defining rights of security holders	See Exhibit 3.1
10.1	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.2	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.3	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.4	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005
10.5	2005 Molex Supplemental Executive Retirement Plan	Filed herewith
10.6	Molex Executive Deferred Compensation Plan	Filed herewith
10.7	Summary of Non-Employee Director Compensation	Filed herewith
10.8	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006
10.9	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Appendix V to our 2007 Proxy Statement
10.10	Form of Stock Option Agreement under the 2000 Molex Long-Term Stock Plan	Filed herewith
10.11	Form of Restricted Stock Agreement under the 2000 Molex Long-Term Stock Plan	Filed herewith
10.12	2005 Molex Incentive Stock Option Plan, as amended and restated	Incorporated by reference to Appendix VI to our 2007 Proxy Statement
10.13	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.12 to our Form 10-K for the period ended June 30, 2007
21	Subsidiaries of the Company	Filed herewith
23	Consent of Ernst & Young, LLP	Filed herewith
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

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

August 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 6, 2008	Co-Chairman of the Board	/s/ FREDERICK A. KREHBIEL Frederick A. Krehbiel

August 6, 2008.	Co-Chairman of the Board	/s/ JOHN H. KREHBIEL, JR. John H. Krehbiel, Jr

August 6, 2008	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ MARTIN P. SLARK Martin P. Slark

August 6, 2008	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ DAVID D. JOHNSON David D. Johnson

August 6, 2008	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ K. TRAVIS GEORGE K. Travis George

August 6, 2008	Director	/s/ FRED L. KREHBIEL Fred L. Krehbiel

August 6, 2008	Director	/s/ MICHAEL J. BIRCK Michael J. Birck

August 6, 2008	Director	/s/ MICHELLE L. COLLINS Michelle L. Collins

August 6, 2008	Director	/s/ EDGAR D. JANNOTTA Edgar D. Jannotta

August 6, 2008	Director	/s/ KAZUMASA KUSAKA Kazumasa Kusaka

August 6, 2008	Director	/s/ DAVID L. LANDSITTEL David L. Landsittel

August 6, 2008	Director	/s/ JOE W. LAYMON Joe W. Laymon

August 6, 2008	Director	/s/ DONALD G. LUBIN Donald G. Lubin

August 6, 2008	Director	/s/ JAMES S. METCALF James S. Metcalf

August 6, 2008	Director	/s/ ROBERT J. POTTER Robert J. Potter