Form 10-Q
period 2008-09-30
MOLEX INC
filed 2008-10-31
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On October 28, 2008, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	97,551,858
Class A Common Stock	78,420,876
Class B Common Stock	94,255

Molex Incorporated

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Sept. 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$439,021	$475,507
Marketable securities	33,220	34,298
Accounts receivable, less allowances of $44,633 and $40,243, respectively	744,129	740,827
Inventories	468,181	458,295
Other current assets	72,600	74,033

Total current assets	1,757,151	1,782,960
Property, plant and equipment, net	1,134,293	1,172,395
Goodwill	401,054	373,623
Other assets	271,290	270,559

Total assets	$3,563,788	$3,599,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,828	$350,413
Accrued expenses	209,659	154,015
Current portion of long-term debt and short-term borrowings	250,937	66,687
Other current liabilities	66,433	78,323

Total current liabilities	849,857	649,438
Other non-current liabilities	19,251	21,346
Accrued pension and postretirement benefits	104,338	105,574
Long-term debt	5,194	146,333

Total liabilities	978,640	922,691

Commitments and contingencies

Stockholders’ equity:
Common stock	11,122	11,107
Paid-in capital	577,491	569,046
Retained earnings	2,804,215	2,785,099
Treasury stock	(1,049,652)	(1,009,021)
Accumulated other comprehensive income	241,972	320,615

Total stockholders’ equity	2,585,148	2,676,846

Total liabilities and stockholders’ equity	$3,563,788	$3,599,537

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2008	2007

Net revenue	$838,985	$792,610
Cost of sales	589,513	556,460

Gross profit	249,472	236,150

Selling, general and administrative	166,351	160,635
Restructuring and other costs, net	21,778	2,629

Total operating expenses	188,129	163,264

Income from operations	61,343	72,886

Interest income, net	1,193	2,564
Other income	2,607	698

Income before income taxes	65,143	76,148

Income taxes	20,846	22,844

Net income	$44,297	$53,304

Earnings per share:
Basic	$0.25	$0.29
Diluted	$0.25	$0.29

Dividends declared per share	$0.1525	$0.1125

Average common shares outstanding:
Basic	176,911	183,290
Diluted	177,594	184,276
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$44,297	$53,304
Add non-cash items included in net income:
Depreciation and amortization	63,513	60,973
Share-based compensation	6,230	7,591
Non-cash restructuring and other costs, net	2,672	(922)
Other non-cash items	6,854	2,416
Changes in assets and liabilities:
Accounts receivable	(25,761)	12,671
Inventories	(22,847)	7,702
Accounts payable	(24,732)	(11,698)
Other current assets and liabilities	47,090	16,510
Other assets and liabilities	(8,340)	(3,446)

Cash provided from operating activities	88,976	145,101

Investing activities:
Capital expenditures	(45,292)	(49,144)
Proceeds from sales of property, plant and equipment	2,665	2,097
Proceeds from sales or maturities of marketable securities	3,858	650,140
Purchases of marketable securities	(2,834)	(619,473)
Acquisitions	(53,446)	(42,100)
Other investing activities	(187)	(1,135)

Cash used for investing activities	(95,236)	(59,615)

Financing activities:
Proceeds from revolving credit facility	58,000	—
Payments on revolving credit facility	(15,000)	—
Net change in long-term debt	187	(1,231)
Cash dividends paid	(19,962)	(13,804)
Exercise of stock options	983	871
Purchase of treasury stock	(38,846)	(60,546)
Other financing activities	(340)	(1,571)

Cash used for financing activities	(14,978)	(76,281)

Effect of exchange rate changes on cash	(15,248)	7,815

Net (decrease) increase in cash and cash equivalents	(36,486)	17,020
Cash and cash equivalents, beginning of period	475,507	378,361

Cash and cash equivalents, end of period	$439,021	$395,381

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2008 are not necessarily an indication of the results that may be expected for the year ending June 30, 2009. The Condensed Consolidated Balance Sheet as of June 30, 2008 was derived from our audited consolidated financial statements for the year ended June 30, 2008. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008.
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
2. Restructuring Charges
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended September 30, 2008 was $21.8 million, consisting of $2.7 million of asset impairments and $19.1 million of severance. These costs included $12.1 million relating to a planned plant closing in France. The cumulative expense since we announced the restructuring plan totals $89.9 million.
     We expect to incur total restructuring and asset impairment costs related to these actions ranging from $125 — $140 million, of which the impact on each segment will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010.

     The following table sets forth restructuring costs by segment (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	and Other	Total
Cumulative costs at June 30, 2008	$15,466	$8,474	$15,543	$28,633	$68,116
Net restructuring expense during the current quarter	280	14,991	3,779	2,728	21,778

Cumulative costs at Sept. 30, 2008	$15,746	$23,465	$19,322	$31,361	$89,894

     The cumulative change in the accrued severance balance related to the restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2008	$19,842
Cash payments	(5,321)
Charges to expense	19,106
Non-cash related costs	(2,978)

Balance at September 30, 2008	$30,649

     The accrued severance balance includes $0.6 million related to eliminating redundant costs and improving efficiencies in operations in connection with the acquisition of Woodhead. Additionally, $2.2 million remains in the accrued severance balance related to a restructuring plan announced in fiscal 2005 that was substantially complete as of June 30, 2006.
3. Acquisition
     On July 1, 2008, we completed the acquisition of a flexible circuit company and recorded additional goodwill of $32.2 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.
4. Earnings Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Basic average common shares outstanding	176,911	183,290
Effect of dilutive stock options	683	986

Diluted average common shares outstanding	177,594	184,276

5. Comprehensive Income
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Net income	$44,297	$53,304
Translation adjustments	(73,113)	41,495
Unrealized investment gain (loss)	(5,531)	2,496

Total comprehensive income (loss)	$(34,347)	$97,295

6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Sept. 30,	June 30,
	2008	2008
Raw materials	$74,551	$81,407
Work in process	148,607	144,683
Finished goods	245,023	232,205

Total inventories	$468,181	$458,295

7. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Service cost	$2,066	$2,246
Interest cost	2,064	1,928
Expected return on plan assets	(2,180)	(2,172)
Amortization of prior service cost	11	53
Recognized actuarial losses	62	85
Amortization of transition obligation	106	10

Benefit cost	$2,129	$2,150

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Service cost	$611	$759
Interest cost	796	807
Amortization of prior service cost	(160)	(173)
Recognized actuarial losses	157	327

Benefit cost	$1,404	$1,720

8. Debt
     The current portion of our long-term debt as of September 30, 2008 consists principally of two unsecured borrowing agreements approximating 15 billion Japanese yen ($141.3 million). The weighted-average fixed interest rates approximate 1.3%. Interest on the loans is payable semi-annually with the principal due in September 2009. As of September 30, 2008, we had short-term borrowings of $108.7 million.
9. Income Taxes
     The effective tax rate was 32.0% and 30.0% for the three months ended September 30, 2008 and September 30, 2007, respectively. The effective tax rate for the first three months of fiscal 2009 is higher than the prior year period due to our anticipation of reduced foreign tax credit availability in fiscal 2009.
     As of September 30, 2008, unrecognized tax benefits were $14.6 million, which if recognized, would affect the effective income tax rate. Changes in the amount of unrecognized tax benefits in the three months ended September 30, 2008 were not significant.

     It is our practice to recognize interest or penalties related to income tax matters in tax expense. As of September 30, 2008, there were no material interest or penalty amounts to accrue.
10. Fair Value Measurements
     Effective July 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” for financial assets and liabilities recognized or disclosed on a recurring basis. The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The adoption of this statement had no effect on our consolidated financial statements and resulted only in increased disclosures.
     In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:
•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•	Level 2: Observable inputs other than quoted prices substantiated by market data and observable, either directly or indirectly for the asset or liability. This includes quoted prices for similar assets or liabilities in active markets.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
     The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS 157 as of September 30, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Investments	$5,358	$5,358	$—	$—
Derivative financial instruments, net	2,108	—	2,108	—

Total	$7,466	$5,358	$2,108	$—

     We determine the fair value of our investments based on quoted market prices (Level 1). We generally use derivatives for hedging purposes pursuant to SFAS No. 133 and SFAS No. 149, which are valued based on Level 2 inputs in the SFAS No. 157 fair value hierarchy. The fair value of our financial instruments is determined by a mark to market valuation based on forward curves using observable market prices.
11. New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS No. 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS No. 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. We are required to adopt SFAS No. 141R effective July 1, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.
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
     In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements SFAS No. 157 for nonfinancial assets and liabilities but do not expect it to have a material impact on our financial statements.
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
12. Segments and Related Information
     Our three operating segments consist of the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment designs, manufactures and sells products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment designs, manufactures and sells products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs, manufactures and sells integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Information by segment is summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
For the three months ended September 30, 2008:
Revenues from external customers	$474,868	$106,242	$257,334	$541	$838,985
Income (loss) from operations	76,020	(17,516)	22,530	(19,691)	61,343
Depreciation & amortization	41,208	9,655	8,704	3,946	63,513
Capital expenditures	26,650	10,671	6,141	1,830	45,292

For the three months ended September 30, 2007:
Revenues from external customers	$452,254	$120,053	$218,203	$2,100	$792,610
Income (loss) from operations	75,344	4,403	17,058	(23,919)	72,886
Depreciation & amortization	38,192	9,941	8,943	3,897	60,973
Capital expenditures	29,076	9,517	3,187	7,364	49,144
     Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division.

     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
June 30, 2008	$1,293,342	$413,233	$500,197	$164,745	$2,371,517
September 30, 2008	1,283,375	386,368	508,540	168,320	2,346,603
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Sept. 30,	June 30,
	2008	2008
Segment net assets	$2,346,603	$2,371,517
Other current assets	544,841	583,838
Non current assets	672,344	644,182

Consolidated total assets	$3,563,788	$3,599,537

Molex Incorporated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”
Overview
     Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 45 manufacturing locations in 17 countries. We also provide manufacturing services to integrate specific components into a customer’s product.
     Our three operating segments consist of the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
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
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended September 30, 2008 was $21.8 million, consisting of $2.7 million of asset impairments and $19.1 million of severance. These costs included $12.1 million relating to a planned plant closing in France. The cumulative expense since we announced the restructuring plan totals $89.9 million.

     We expect to incur total restructuring and asset impairment costs related to these actions ranging from $125 — $140 million, of which the impact on each segment will be determined as the actions become more certain. Management and the Board of Directors approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for further discussion.
     Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, availability of credit and general market liquidity, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems.
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
     The information concerning our critical accounting policies can be found under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Results of Operations
     The following table sets forth consolidated statements of income data as a percentage of net revenue as of September 30 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Net revenue	$838,985	100.0%	$792,610	100.0%
Cost of sales	589,513	70.3%	556,460	70.2%

Gross profit	249,472	29.7%	236,150	29.8%

Selling, general and administrative	166,351	19.8%	160,635	20.3%
Restructuring and other costs, net	21,778	2.6%	2,629	0.3%

Income from operations	61,343	7.3%	72,886	9.2%

Other income, net	3,800	0.5%	3,262	0.4%

Income before income taxes	65,143	7.8%	76,148	9.6%
Income taxes	20,846	2.5%	22,844	2.9%

Net income	$44,297	5.3%	$53,304	6.7%

Net Revenue
     We sell our products in five primary markets. The estimated change in revenue from each market during the first quarter of fiscal 2009 compared with the same quarter last year (Comparable Quarter) and the fourth quarter of fiscal 2008 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	5%	(3)%
Telecommunications	28	3
Automotive	(11)	(16)
Data	5	1
Industrial	(9)	(9)
     Following are highlights of revenue changes by these primary markets:
•	Consumer market revenue for the first three months of fiscal 2009 increased over the comparable quarter in fiscal 2008 due to higher revenue from connectors used in home appliance products. However, revenue in the consumer market has declined over the sequential quarter primarily due to our customers’ concerns regarding global economies and lower than expected pre-holiday production volumes.

•	Telecommunications market revenue increased during the first quarter of fiscal 2009 over the same period for fiscal 2008. We experienced strong revenue growth during the second half of fiscal 2008 in our antenna products for mobile devices and that growth trend has continued into the first quarter of fiscal 2009.

•	Automotive market revenue has declined against both the comparable quarter and the sequential quarter due to a sharp decrease in demand related to concerns over the current economic conditions. During fiscal 2008, the automotive market benefited from new products reflecting higher electronic content in automobiles. We believe the number of automobiles manufactured by our customers continues to decrease and automotive manufacturing inventories are at elevated levels.

•	Data market revenue for the first quarter of fiscal 2009 increased over the first quarter of fiscal 2008 due to increased revenue from networking products. Demand for our networking products increased during the second half of fiscal 2008 and first quarter of fiscal 2009 as our customers were releasing new high end products and expanding into new optical and high speed technologies. Revenue growth in the data market has moderated during the first quarter of fiscal 2009 due in part to our customers’ concerns regarding global economies.

•	Industrial market revenue for fiscal 2009 has decreased compared with fiscal 2008 due to lower demand in industrial communications business worldwide, particularly in North America and Europe.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended
	September 30,
	2008	2007
Americas	27%	29%
Asia Pacific	54	52
Europe	19	19

Total	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

Three Months
Ended
Sept. 30, 2008
Net revenue for prior year period	$792,610
Components of net revenue increase:
Organic net revenue decline	(705)
Currency translation	43,977
Acquisitions	3,103

Total change in net revenue from prior year period	46,375

Net revenue for current year period	$838,985

Organic net revenue decline as a percentage of net revenue from prior year period	(0.1)%
     The decline in organic revenue is primarily attributable to the weakening of the automotive market. Of our five primary markets, the automotive market has experienced the sharpest decline in demand over the first three months of fiscal 2009 as consumers are not purchasing as many new automobiles in the current economy. This decline was offset by increased demand in technology infrastructure, telecommunications devices and cable products.
     The general weakening of the U.S. dollar increased revenue by approximately $44.0 million for the three months ended September 30, 2008 over the prior year period. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended September 30, 2008
	Local	Currency	Net
	Currency	Translation	Change
Americas	$(9,165)	$214	$(8,951)
Asia Pacific	17,525	24,761	42,286
Europe	(15,484)	19,002	3,518
Corporate & Other	9,522	—	9,522

Net change	$2,398	$43,977	$46,375

     The change in revenue on a local currency basis was as follows:

Three Months
Ended
Sept. 30, 2008
Americas	(4.0)%
Asia Pacific	4.3
Europe	(10.0)
Total	0.3
     The following table sets forth information on revenue by segment as of September 30 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Connector	$474,868	56.6%	$452,254	57.1%
Transportation	106,242	12.6	120,053	15.1
Custom & Electrical	257,334	30.7	218,203	27.5
Corporate & Other	541	0.1	2,100	0.3

Total	$838,985	100.0%	$792,610	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three months ended September 30 (in thousands):

	2008	2007
Gross profit	$249,472	$236,150
Gross margin	29.7%	29.8%
     The reduction in gross margin was primarily due to higher commodity cost and price erosion offset by general cost reductions, a portion of which is related to restructuring activities.
     A significant portion of our material cost is comprised of copper and gold costs. We purchased approximately 6 million pounds of copper and approximately 27,000 troy ounces of gold during the first quarter of fiscal 2009. The following table shows the change in average prices related to our purchases of copper and gold for the three months ended September 30 (in thousands):

	2008	2007
Copper (price per pound)	$3.74	$3.49
Gold (price per troy ounce)	872.00	680.00
     Generally, we are able to pass through to our customers only a small portion of the increased cost of copper and gold. However, we mitigate the impact of any significant increase in gold and copper prices by hedging approximately 50% and 40% of our projected net global purchases of gold and copper, respectively. The hedges did not materially affect operating results for the three months ended September 30, 2008 and 2007.
     The effect of certain significant impacts on gross profit compared with the prior year period was as follows for the three months ended September 30 (in thousands):

2008
Price erosion	$(32,257)
Currency translation	13,703
Currency transaction	(10,534)

     Price erosion reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion. Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a general weakening of the U.S. dollar against other currencies during the three months ended September 30, 2008 as compared to the prior year period.
Operating Expenses
     Operating expenses were as follows as of September 30 (in thousands):

	2008	2007

Selling, general and administrative	$166,351	$160,635
Selling, general and administrative as a percentage of revenue	19.8%	20.3%
Restructuring costs and asset impairments	$21,778	$2,629
     Selling, general and administrative expenses for the three months ended September 30, 2008 decreased slightly as a percent of net revenue from the prior year quarter primarily due to the impact of a lower cost structure resulting from our restructuring initiative which began in fiscal 2007 and specific cost containment activities. The impact of currency translation increased selling, general and administrative expenses by approximately $11.0 million for the three months ended September 30, 2008.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately 5.2% and 5.0% of net revenue for the first quarter of fiscal 2009 and 2008 respectively.
     Restructuring costs during the three months ended September 30, 2008 included $19.1 million for employee termination benefits and $2.7 million for asset impairments. This restructuring expense primarily impacts manufacturing facilities in our transportation segment.
Effective Tax Rate
     The effective tax rate was 32% and 30.0%, respectively, for the three months ended September 30, 2008 and 2007. The effective tax rates represent estimates of the full year effective tax rate. The effective tax rate for the first quarter of fiscal 2009 is higher than the prior year period due to our anticipation of reduced foreign tax credit availability in fiscal year 2009.
Backlog
     Our order backlog on September 30, 2008 was approximately $385.5 million compared with $353.3 million at September 30, 2007. Backlog increased due to orders received in the telecommunications and data markets. Foreign currency translation increased the backlog by $6.7 million compared with September 30, 2007. Orders for the three months ended September 30, 2008 were $795.9 million compared with $811.5 million for the prior year period. Orders decreased due to a weakening in the automotive and mobile phone markets, offset by increases in foreign currency translation. Foreign currency translation increased orders by $43.0 million.

Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2008
Net revenue for prior year period	$452,254
Components of net revenue increase:
Organic net revenue decline	(3,607)
Currency translation	26,221

Total change in net revenue from prior year period	22,612

Net revenue for current year period	$474,868

Organic net revenue decline percentage	(0.8)%
     The Connector segment sells primarily to the telecommunications, data products and consumer markets, which are discussed above. Revenue in the telecommunications market grew due to higher demand for our antenna products for mobile devices. Organic revenue in the data products and consumer markets declined due to general weakness in these markets. The decline in these markets was offset by favorable currency translation due to a weaker U.S. dollar. Additionally, price erosion is generally higher in the Connector segment compared with our other segments, particularly in the mobile phone business.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Income from operations	$76,020	$75,344
Operating margin	16.0%	16.5%
     Connector segment operating margin declined compared with the prior year period because a portion of the revenue growth was in a product line with high material content, and due to the impact of price erosion and higher raw material cost. Most of the price erosion that we experienced was in the connector division.
Transportation
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2008
Net revenue for prior year period	$120,053
Components of net revenue decrease:
Organic net revenue decline	(20,452)
Currency translation	6,641

Total change in net revenue from prior year period	(13,811)

Net revenue for current year period	$106,242

Organic net revenue decline percentage	(17.0)%

     Transportation segment revenue declined in fiscal 2009 due to a decrease in the automotive market revenue discussed above. We believe that the volume of automobiles manufactured by our customers during the first quarter of fiscal 2009 is lower than the volume in the same period last year.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Income (loss) from operations	$(17,516)	$4,403
Operating margin	(16.5)%	3.6%
     Segment operating income declined in the first quarter of fiscal 2009 as compared with the same period last year due to lower revenue in the automotive market. Additionally, the Transportation segment had restructuring charges of $15.0 million in the first quarter of fiscal 2009 compared with $0.5 million in the prior year period.
Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2008
Net revenue for prior year period	$218,203
Components of net revenue increase:
Organic net revenue growth	22,645
Currency translation	11,045
Acquisitions	5,441

Total change in net revenue from prior year period	39,131

Net revenue for current year period	$257,334

Organic net revenue growth percentage	10.4%
     Custom and Electrical segment revenue increased in fiscal 2009 due to higher demand in our telecommunications market, particularly networking and cable products. We also acquired a flexible circuit manufacturing business during first quarter of fiscal 2009 and a fiber optics manufacturing business during the first quarter of 2008.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Income from operations	$22,530	$17,058
Operating margin	8.8%	7.8%
     Income from operations increased during the first three months of fiscal 2009 compared with the same period of fiscal 2008 due to the increased organic net revenue described above. Income from operations was unfavorably impacted by an increase in restructuring charges of $3.8 million. Operating margin increased due to a favorable material mix in certain electrical product lines.

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
Financial Condition and Liquidity
     Our financial position remains strong and we continue to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $472.2 million and $509.8 million at September 30, 2008 and June 30, 2008, respectively, of which $439.6 was in non-U.S. accounts as of September 30, 2008. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments. Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet with debt financing. We believe that our liquidity and financial flexibility are adequate to support both current and future growth. Outstanding debt and short-term borrowings at September 30, 2008 totaled $256.1 million.
Cash Flows
     Our cash balance decreased $36.5 million during the three months ended September 30, 2008. Operating cash flow was $89.0 million, of which we used $45.3 million to fund capital expenditures. Our primary sources of cash were operating cash flow and $43.0 million in net borrowings. We used capital during the quarter to acquire businesses totaling $53.4 million, fund capital expenditures, repurchase stock of $38.8 million and pay dividends of $20.0 million. The translation of our cash to U.S. dollars reduced our cash balance by $15.2 million as compared with the balance as of June 30, 2008.
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Cash provided from operating activities	$88,976	$145,101
Cash used for investing activities	(95,236)	(59,615)
Cash used for financing activities	(14,978)	(76,281)
Effect of exchange rate changes on cash	(15,248)	7,815

Net (decrease) increase in cash	$(36,486)	$17,020

Operating Activities
     Cash provided from operating activities decreased by $56.1 million from the prior year period due to increased use of funds to finance working capital needs in the current year period compared with the prior year. Working capital is defined as current assets minus current liabilities.
Investing Activities
     Capital expenditures were $45.3 million for the three months ended September 30, 2008 compared with $49.1 million in the prior year period, reflecting our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth. Capital expenditures for the three months ended September 30, 2008 were primarily related to capital improvements in the U.S. and certain Asian entities. We invested $53.4 million in acquisitions during the first quarter of fiscal 2009 compared with a prior year acquisition totaling $42.1 million. In fiscal 2008, we liquidated $30.7 million of our marketable securities, which increased cash flow.
Financing Activities
     We used less cash from financing activities during the three months ended September 30, 2008 as compared with the prior year period because we borrowed $43.0 million in the current quarter and we repurchased less treasury stock.
     On August 1, 2008 our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock though June 30, 2009. Approximately $161.2 million was remaining under the authorization as of September 30, 2008. We purchased 1,631,815 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2008, at an aggregate cost of $38.8 million and 2,440,000 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2007, at an aggregate cost of $60.5 million.
     As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.
Contractual Obligations and Commercial Commitments
     We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2008. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in our contractual obligations and commercial commitments since June 30, 2008 arising outside of the ordinary course of business.
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008 (Form 10-K). You should carefully consider the risks described in our Form 10-K and the additional risk described in Part II, Item 1A of this Form 10-Q. Such risks are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at September 30, 2008 or 2007.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at September 30, 2008 or 2007.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $44.0 million and increased income from operations of $2.4 million for the three months ended September 30, 2008, compared with the estimated results for the comparable period in the prior year.
     Our $33.2 million of marketable securities at September 30, 2008 are principally invested in time deposits.

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
     Based upon their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Internal Control Over Financial Reporting
     During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
We may see a negative effect on our business due to disruptions in financial markets
     As widely reported, financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing of significant purchases and operations and this can in turn have an adverse affect on our business and results of operations.
     There have been no other material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 1, 2008, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2009. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2008 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan

July 1 — July 31

Common Stock	—	$—	—
Class A Common Stock	37	$22.33	—

August 1 — August 31
Common Stock	700	$24.54	700
Class A Common Stock	333	$23.73	295

September 1 — September 30

Common Stock	200	$24.26	200
Class A Common Stock	438	$22.54	437

Total	1,708	$23.79	1,632

     As of September 30, 2008, the dollar value of shares that may yet be purchased under the plan was $161.2 million.
Item 6. Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer

31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer

32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED (Registrant)
Date: October 31, 2008	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)