Form 10-Q
period 2008-12-31
MOLEX INC
filed 2009-01-30
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     On January 27, 2009, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,551,858
Class A Common Stock	77,584,436
Class B Common Stock	94,255

Molex Incorporated

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Dec. 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$418,573	$475,507
Marketable securities	39,160	34,298
Accounts receivable, less allowances of $34,611 and $40,243, respectively	600,930	740,827
Inventories	448,147	458,295
Other current assets	84,310	74,033

Total current assets	1,591,120	1,782,960

Property, plant and equipment, net	1,161,186	1,172,395
Goodwill	295,321	373,623
Other assets	278,257	270,559

Total assets	$3,325,884	$3,599,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,875	$350,413
Accrued expenses	203,998	154,015
Current portion of long-term debt and short-term borrowings	297,091	66,687
Other current liabilities	35,058	78,323

Total current liabilities	790,022	649,438

Other non-current liabilities	16,947	21,346
Accrued pension and postretirement benefits	100,915	105,574
Long-term debt	4,829	146,333

Total liabilities	912,713	922,691

Commitments and contingencies

Stockholders’ equity:
Common stock	11,126	11,107
Paid-in capital	585,233	569,046
Retained earnings	2,687,490	2,785,099
Treasury stock	(1,087,488)	(1,009,021)
Accumulated other comprehensive income	216,810	320,615

Total stockholders’ equity	2,413,171	2,676,846

Total liabilities and stockholders’ equity	$3,325,884	$3,599,537

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenue	$666,728	$841,560	$1,505,713	$1,634,170
Cost of sales	490,656	588,445	1,080,169	1,144,905

Gross profit	176,072	253,115	425,544	489,265

Selling, general and administrative	144,612	165,699	310,963	326,334
Restructuring costs and asset impairments	39,782	7,258	61,560	9,887
Goodwill impairment	93,140	—	93,140	—

Total operating expenses	277,534	172,957	465,663	336,221

Income (loss) from operations	(101,462)	80,158	(40,119)	153,044

Interest income, net	843	2,356	2,036	4,920
Other income	18,386	2,081	20,993	2,779

Total other income	19,229	4,437	23,029	7,699

Income (loss) before income taxes	(82,233)	84,595	(17,090)	160,743

Income taxes	5,011	25,379	25,857	48,223

Net (loss) income	$(87,244)	$59,216	$(42,947)	$112,520

Earnings (loss) per share:
Basic	$(0.50)	$0.33	$(0.24)	$0.62
Diluted	$(0.50)	$0.33	$(0.24)	$0.61

Dividends declared per share	$0.1525	$0.1125	$0.3050	$0.2250

Average common shares outstanding:
Basic	174,636	181,034	175,736	182,211
Diluted	174,636	182,174	175,736	183,273
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2008	2007
Operating activities:
Net (loss) income	$(42,947)	$112,520
Add non-cash items included in net (loss) income:
Depreciation and amortization	126,349	121,357
Share-based compensation	13,075	12,427
Goodwill impairment	93,140	—
Other non-cash items	(234)	1,654
Changes in assets and liabilities:
Accounts receivable	141,592	(6,155)
Inventories	2,637	437
Accounts payable	(110,047)	(5,548)
Other current assets and liabilities	10,822	7,403
Other assets and liabilities	(44,144)	6,191

Cash provided from operating activities	190,243	250,286

Investing activities:
Capital expenditures	(96,637)	(102,417)
Proceeds from sales of property, plant and equipment	2,324	6,787
Proceeds from sales or maturities of marketable securities	7,230	253,694
Purchases of marketable securities	(15,111)	(213,023)
Acquisitions	(73,447)	(42,470)
Other investing activities	(188)	(6,433)

Cash used for investing activities	(175,829)	(103,862)

Financing activities:
Proceeds from revolving credit facility	115,000	—
Payments on revolving credit facility	(50,000)	—
Net change in long-term debt	(197)	(1,467)
Cash dividends paid	(46,807)	(34,259)
Exercise of stock options	1,187	7,513
Purchase of treasury stock	(76,342)	(111,779)
Other financing activities	(960)	(497)

Cash used for financing activities	(58,119)	(140,489)

Effect of exchange rate changes on cash	(13,229)	14,742

Net increase (decrease) in cash and cash equivalents	(56,934)	20,677
Cash and cash equivalents, beginning of period	475,507	378,361

Cash and cash equivalents, end of period	$418,573	$399,038

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily an indication of the results that may be expected for the year ending June 30, 2009. The Condensed Consolidated Balance Sheet as of June 30, 2008 was derived from our audited consolidated financial statements for the year ended June 30, 2008. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008.
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
2. Restructuring Costs and Asset Impairments
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended September 30, 2008 was $21.8 million, consisting of $2.7 million of asset impairments and $19.1 million of severance. These costs included $12.1 million relating to a planned plant closing in France. Net restructuring cost during the quarter ended December 31, 2008 was $39.8 million, consisting of $4.4 million in asset impairments and $35.4 million of severance. These costs include $7.8 million relating to a planned plant closing in Japan and $8.8 million relating to a planned plant closing in Germany. The cumulative expense since we announced the restructuring plan totals $129.7 million.
     We expect to incur total restructuring and asset impairment costs related to these actions ranging from $200 — $220 million, of which the impact on each segment will be determined as the actions become more certain. Management approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings ranging from $190 — $210 million.

     The following table sets forth restructuring costs by segment (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	and Other	Total
Cumulative costs at June 30, 2008	$15,466	$8,474	$15,543	$28,633	$68,116
Net restructuring costs during the first quarter	280	14,991	3,779	2,728	21,778

Cumulative costs at Sept. 30, 2008	$15,746	$23,465	$19,322	$31,361	$89,894
Net restructuring costs during the current quarter	12,075	14,766	6,324	6,617	39,782

Cumulative costs at Dec. 31, 2008	$27,821	$38,231	$25,646	$37,978	$129,676

     The cumulative change in the accrued severance balance related to restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2008	$19,842
Cash payments	(5,321)
Charges to expense	19,106
Non-cash related costs	(2,978)

Balance at September 30, 2008	$30,649
Cash payments	(6,713)
Charges to expense	35,362
Non-cash related costs	327

Balance at December 31, 2008	$59,625

     The accrued severance balance at December 31, 2008 is recorded in accrued expenses and includes $2.0 million related to a restructuring plan announced in fiscal 2005 that was substantially complete as of June 30, 2006.
3. Goodwill Impairment
     We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue and profit growth in our Transportation segment. During the second quarter, we determined that there were indicators of impairment in our Transportation segment resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the segment’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery. These factors resulted in lower growth and profit expectations for the segment, which resulted in the goodwill impairment charge.
     Our goodwill impairment review required a two-step process. The first step of the review compared the estimated fair value of the reporting unit against its aggregate carrying value, including goodwill. We estimated the fair value of our Transportation segment using the income method of valuation, which included the use of estimated discounted cash flows. Based on this analysis, we determined the carrying value of the segment exceeded its fair value.
     Accordingly, we performed the second step of the test, comparing the implied fair value of the division’s goodwill with the carrying value of that goodwill. Based on this assessment, we determined that the goodwill had no value and recorded an impairment charge of $93.1 million to write-off the full value of the goodwill.
4. Acquisitions
     On July 1, 2008, we completed the acquisition of a flexible circuit company and recorded additional goodwill of $24.4 million. On December 19, 2008, we completed an asset purchase of a company in Japan and have initially recorded additional goodwill of $0.3 million. The purchase price allocation for these acquisitions is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.

5. Earnings (Loss) Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic average common shares outstanding	174,636	181,034	175,736	182,211
Effect of dilutive stock options	—	1,140	—	1,062

Diluted average common shares outstanding	174,636	182,174	175,736	183,273

     During the three months and six months ended December 31, 2008, we incurred a net loss. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted loss per share for the three and six months ended December 31, 2008.
6. Comprehensive Income (Loss)
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net (loss) income	$(87,244)	$59,216	$(42,947)	$112,520
Translation adjustments	(19,176)	42,306	(92,289)	83,801
Unrealized investment gain (loss)	(5,985)	3,989	(11,516)	6,485

Total comprehensive (loss) income	$(112,405)	$105,511	$(146,752)	$202,806

7. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Dec. 31,	June 30,
	2008	2008
Raw materials	$69,417	$81,407
Work in process	138,691	144,683
Finished goods	240,039	232,205

Total inventories	$448,147	$458,295

8. Investments
     At December 31, 2008, we owned approximately 20% of a publicly traded affiliate accounted for under the equity method. Our portion of the market value of the investment was $37.0 million as of December 31, 2008 compared with the carrying value of $76.7 million. We concluded that this excess carrying value resulted from a temporary market condition and no impairment write-off is necessary at this time. The market value of the investment approximated the carrying value as of June 30, 2008.
9. Pensions and Other Postretirement Benefits
     During the three months ended December 31, 2008, we recognized a curtailment in our postretirement medical benefit plan from reducing the number of employees eligible for retiree medical coverage. The curtailment adjustment reduced cost of sales by $1.6 million and reduced selling, general and administrative expense by $2.4 million. During the three months ended December 31, 2007, we recognized a $3.1 million reduction in restructuring costs resulting from a curtailment adjustment in our pension plan for the early termination of participants in connection with the ongoing restructuring plan.
     Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) required re-measurement of our postretirement medical benefit plan liability in connection with the curtailment, that otherwise was required on June 30, 2009. The adoption of SFAS 158 resulted in a $1.4 million reduction in retained earnings as of December 31, 2008.
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$2,066	$2,445	$4,132	$4,691
Interest cost	2,064	2,367	4,128	4,295
Expected return on plan assets	(2,180)	(2,893)	(4,360)	(5,065)
Amortization of prior service cost	11	53	22	106
Recognized actuarial losses	62	85	124	170
Amortization of transition obligation	106	11	212	21
Curtailment adjustment	—	(5,444)	—	(5,444)

Benefit cost (credit)	$2,129	$(3,376)	$4,258	$(1,226)

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$611	$765	$1,222	$1,524
Interest cost	796	812	1,592	1,619
Amortization of prior service cost	(160)	(175)	(320)	(348)
Recognized actuarial losses	157	329	314	656
Curtailment adjustment	(4,000)	—	(4,000)	—

Benefit (credit) cost	$(2,596)	$1,731	$(1,192)	$3,451

10. Debt
     The current portion of our long-term debt as of December 31, 2008 consists principally of two unsecured borrowing agreements approximating 15 billion Japanese yen ($165.5 million). The agreements have three-year terms with weighted-average fixed interest rates approximating 1.3%. Interest on the loans is payable semi-annually with the principal due in September 2009. As of December 31, 2008, we had short-term borrowings of $131.6 million, including borrowings on uncommitted lines of credit totaling $115 million.
11. Income Taxes
     The effective tax rate was 6.1% for the three months ended December 31, 2008, reflecting the goodwill impairment charge that does not result in a tax benefit. Excluding the goodwill impairment, the estimated annual tax provision was an annualized rate of 34%. The effective tax rate for the three and six months ended December 31, 2007 was 30%. As of December 31, 2008, unrecognized tax benefits were $13.9 million, which if recognized, would affect the effective income tax rate. Changes in the amount of unrecognized tax benefits in the six months ended December 31, 2008 were not significant.

     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2003. The tax years 2004 through 2008 remain open to examination by all other major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and/or penalties related to income tax matters in tax expense. As of December 31, 2008, there were no material interest or penalty amounts to accrue.
12. Fair Value Measurements
     Effective July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) for financial assets and liabilities recognized or disclosed on a recurring basis. The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The adoption of this statement had no effect on our consolidated financial statements and resulted only in increased disclosures.
     In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:
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
     The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS 157 as of December 31, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Investments	$5,336	$5,336	$—	$—
Derivative financial instruments, net	2,403	—	2,403	—

Total	$7,739	$5,336	$2,403	$—

     We determine the fair value of our investments based on quoted market prices (Level 1). We generally use derivatives for hedging purposes pursuant to SFAS No. 133 and SFAS No. 149, which are valued based on Level 2 inputs in the SFAS 157 fair value hierarchy. The fair value of our financial instruments is determined by a mark to market valuation based on forward curves using observable market prices.
13. New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. We are required to adopt SFAS 141R effective July 1, 2009.  The impact of the adoption of SFAS 141R will depend on the nature and extent of business combinations occurring on or after the effective date.
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
     In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS 157 for nonfinancial assets and liabilities, but do not expect it to have a material impact on our financial statements.
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
     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FAS 132R-1). FAS 132R-1 requires disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for us July 1, 2009. The adoption of FAS 132R-1 will result in enhanced disclosures, but will not otherwise have an impact on our financial statements.
14. Segments and Related Information
     On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

     Information by segment is summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
For the three months ended:

December 31, 2008:

Revenues from external customers	$377,610	$73,996	$214,194	$928	$666,728
Income (loss) from operations	12,588	(131,977)	13,633	4,294	(101,462)
Depreciation & amortization	41,246	8,864	8,535	4,191	62,836
Capital expenditures	28,074	9,283	6,487	7,501	51,345

December 31, 2007:

Revenues from external customers	$490,289	$122,926	$225,962	$2,383	$841,560
Income (loss) from operations	82,248	124	17,076	(19,290)	80,158
Depreciation & amortization	38,916	9,450	8,722	3,296	60,384
Capital expenditures	30,047	7,097	5,776	10,353	53,273

For the six months ended:

December 31, 2008:

Revenues from external customers	$852,478	$180,238	$471,528	$1,469	$1,505,713
Income (loss) from operations	88,608	(149,493)	36,163	(15,397)	(40,119)
Depreciation & amortization	82,028	18,419	17,149	8,753	126,349
Capital expenditures	54,724	19,954	12,628	9,331	96,637

December 31, 2007:

Revenues from external customers	$942,543	$242,979	$444,165	$4,483	$1,634,170
Income (loss) from operations	157,592	4,527	34,134	(43,209)	153,044
Depreciation & amortization	77,108	19,391	17,665	7,193	121,357
Capital expenditures	59,124	16,614	8,963	17,716	102,417
     Corporate & other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. The loss from operations for the Transportation segment includes a $93.1 million goodwill impairment charge during the second quarter.

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
December 31, 2008	$1,243,830	$346,598	$456,324	$163,511	$2,210,263
June 30, 2008	1,293,342	413,233	500,197	164,745	2,371,517
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Dec. 31,	June 30,
	2008	2008
Segment net assets	$2,210,263	$2,371,517
Other current assets	542,043	583,838
Non current assets	573,578	644,182

Consolidated total assets	$3,325,884	$3,599,537

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
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended September 30, 2008 was $21.8 million, consisting of $2.7 million of asset impairments and $19.1 million of severance. These costs included $12.1 million relating to a planned plant closing in France. Net restructuring cost during the quarter ended December 31, 2008 was $39.8 million, consisting of $4.4 million in asset impairments and $35.4 million of severance. These costs include $7.8 million relating to a planned plant closing in Japan and $8.8 million relating to a planned plant closing in Germany. The cumulative expense since we announced the restructuring plan totals $129.7 million.
     We expect to incur total restructuring and asset impairment costs related to these actions ranging from $200 — $220 million, of which the impact on each segment will be determined as the actions become more certain. Management approved several actions related to this plan. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings ranging from $190 — $210 million. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for further discussion.

     We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue growth in our Transportation segment. During the second quarter, we determined that there were indicators of impairment in our Transportation segment resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the segment’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery.
     During the second quarter of fiscal 2009, we executed actions to reduce headcount and lower the cost of employee benefits. These actions included a reduction in headcount, changes in retirement medical benefits, a reduction in planned contributions to the profit sharing trust and a reduction in the planned incentive bonus payout. In addition, manufacturing employees worked reduced hours in the plants most impacted by the economic slowdown. The one-time cost reductions relating to employee benefits decreased cost of sales and selling, general and administrative expense by $14.2 million during the quarter. Due to the strengthening of the U.S. dollar in the second quarter, we recognized foreign currency exchange gains of $14.3 million.
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

Results of Operations
     The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended December 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Net revenue	$666,728	100.0%	$841,560	100.0%
Cost of sales	490,656	73.6%	588,445	69.9%

Gross profit	176,072	26.4%	253,115	30.1%

Selling, general & administrative	144,612	21.7%	165,699	19.7%
Restructuring costs and asset impairments	132,922	19.9%	7,258	0.9%

Income (loss) from operations	(101,462)	(15.2)%	80,158	9.5%

Other income, net	19,229	2.9%	4,437	0.5%

Income (loss) before income taxes	(82,233)	(12.3)%	84,595	10.0%
Income taxes	5,011	0.8%	25,379	3.0%

Net (loss) income	$(87,244)	(13.1)%	$59,216	7.0%

     The following table sets forth consolidated statements of income data as a percentage of net revenue for the six months ended December 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Net revenue	$1,505,713	100.0%	$1,634,170	100.0%
Cost of sales	1,080,169	71.7%	1,144,905	70.1%

Gross profit	425,544	28.3%	489,265	29.9%

Selling, general & administrative	310,963	20.7%	326,334	20.0%
Restructuring costs and asset impairments	154,700	10.3%	9,887	0.6%

Income (loss) from operations	(40,119)	(2.7)%	153,044	9.3%

Other income, net	23,029	1.6%	7,699	0.5%

Income (loss) before income taxes	(17,090)	(1.1)%	160,743	9.8%
Income taxes	25,857	1.7%	48,223	2.9%

Net (loss) income	$(42,947)	(2.8)%	$112,520	6.9%

Net Revenue
     We sell our products in five primary markets. Revenue has declined significantly across all of the primary markets due to our customers’ concerns regarding global economies starting in November 2008. The estimated decrease in revenue from each market during the second fiscal quarter of 2009 compared with the same quarter last year (Comparable Quarter) and the first quarter of 2009 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	(11.3)%	(10.9)%
Telecommunications	(15.8)	(25.7)
Automotive	(37.8)	(27.4)
Data	(19.2)	(17.9)
Industrial	(25.5)	(19.8)

     Following are highlights of revenue changes by these primary markets:
•	Consumer market revenue decreased against both the comparable quarter and the sequential quarter due to our customers’ concerns regarding global economies and lower than expected pre-holiday production volumes, particularly in home entertainment and home appliance products. The decline was partially offset by increased revenue for gaming devices.

•	Telecommunications market revenue decreased against both the comparable quarter and the sequential quarter due to lower demand for mobile products in the first half of fiscal 2009. We had strong revenue growth during the first quarter of fiscal 2009 and the second half of fiscal 2008 in our antenna products for mobile devices, but demand decreased significantly in November and December of fiscal 2009.

•	Automotive market revenue declined against both the comparable quarter and the sequential quarter due to a sharp decrease in demand related to concerns over the current economic conditions. During fiscal 2008, the automotive market benefited from new products reflecting higher electronic content in automobiles. We believe the number of automobiles manufactured by our customers continues to decrease and automotive manufacturing companies’ inventories are at elevated levels.

•	Data market revenue for the second quarter of fiscal 2009 decreased over the comparable and sequential quarters due to a decrease in demand for computers and peripherals.

•	Industrial market revenue for fiscal 2009 decreased compared with fiscal 2008 due to declines in residential and commercial construction, lower demand in the industrial communications business worldwide, particularly in North America and Europe, and lower demand for factory automation as the manufacturing sector slows. The decreased revenue compared to the sequential quarter was partially offset by increased demand for industrial instruments.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Americas	29%	26%	28%	27%
Asia Pacific	54	54	54	53
Europe	17	20	18	20

Total	100%	100%	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2008
Net revenue for prior year period	$841,560	$1,634,170
Components of net revenue change:
Organic net revenue decline	(178,234)	(181,277)
Currency translation	1,148	45,125
Acquisitions	2,254	7,695

Total change in net revenue from prior year period	(174,832)	(128,457)

Net revenue for current year period	$666,728	$1,505,713

Organic net revenue decline as a percentage of net revenue from prior year period	(21.2)%	(11.1)%
     The decline in organic revenue due to extremely poor economic conditions has impacted all market areas. Of our five primary markets, the automotive market has experienced the sharpest decline in demand over the two quarters of fiscal 2009 as consumers are not purchasing as many new automobiles in the current economic environment. Concerns about the global economy have also significantly impacted the market for mobile devices as demand continues to be lower than fiscal 2008.
     The general weakening of the U.S. dollar increased revenue by approximately $45.1 million for the six months ended December 31, 2008 over the prior year period. During the three months ended December 31, 2008, the U.S. dollar strengthened to levels comparable to the prior year period, but gains were offset by losses from the strengthening Japanese yen. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended December 31, 2008			Six Months Ended December 31, 2008
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$(24,902)	$(892)	$(25,794)	$(34,067)	$(678)	$(34,745)
Asia Pacific	(103,991)	8,037	(95,954)	(86,466)	32,798	(53,668)
Europe	(43,976)	(5,997)	(49,973)	(59,460)	13,005	(46,455)
Corporate & other	(3,111)	—	(3,111)	6,411	—	6,411

Net change	$(175,980)	$1,148	$(174,832)	$(173,582)	$45,125	$(128,457)

     The change in revenue on a local currency basis was as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2008
Americas	(11.5)%	(7.6)%
Asia Pacific	(23.0)	(10.0)
Europe	(26.7)	(18.6)

Total	(20.9)%	(10.6)%
     The following table sets forth information on revenue by segment as of the three months ended December 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Connector	$377,610	56.6%	$490,289	58.3%
Transportation	73,996	11.1	122,926	14.6
Custom & Electrical	214,194	32.1	225,962	26.9
Corporate & Other	928	0.2	2,383	0.2

Total	$666,728	100.0%	$841,560	100.0%

     The following table sets forth information on revenue by segment as of the six months ended December 31 (in thousands):

		Percentage		Percentage
	2008	of Revenue	2007	of Revenue
Connector	$852,478	56.6%	$942,543	57.7%
Transportation	180,238	12.0	242,979	14.9
Custom & Electrical	471,528	31.3	444,165	27.2
Corporate & Other	1,469	0.1	4,483	0.2

Total	$1,505,713	100.0%	$1,634,170	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and six months ended December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Gross profit	$176,072	$253,115	$425,544	$489,265
Gross margin	26.4%	30.1%	28.3%	29.9%
     The reduction in gross margin was primarily due to price erosion and lower absorption due to the drop in our production during the second quarter of fiscal 2009. These reductions were partially offset by reductions in employee benefits of $5.0 million during the second quarter of fiscal 2009 and general cost reductions, a portion of which is related to restructuring activities.
     A significant portion of our material cost is comprised of copper and gold costs. We purchased approximately 10 million pounds of copper and approximately 49,000 troy ounces of gold during the first two quarters of fiscal 2009. The following table shows the change in average prices related to our purchases of copper and gold for the three months and six months ended December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Copper (price per pound)	$2.66	$3.46	$3.20	$3.48
Gold (price per troy ounce)	795.00	786.00	834.00	733.00
     Generally, we are able to pass through to our customers only a small portion of changes in cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges did not materially affect operating results for the three and six months ended December 31, 2008 and 2007.
     The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and six months ended December 31 (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2008
Price erosion	$(22,342)	$(54,599)
Currency translation	1,380	15,083
Currency transaction	(3,084)	(12,294)
     Price erosion reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion. Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a general weakening of the U.S. dollar against other currencies during the six months ended December 31, 2008 and a strengthening U.S. dollar offset by a stronger Japanese yen during the three months ended December 31, 2008.

Operating Expenses
     Operating expenses were as follows as of December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Selling, general and administrative	$144,612	$165,699	$310,963	$326,334
Selling, general and administrative as a percentage of revenue	21.7%	19.7%	20.7%	20.0%
Restructuring costs and asset impairments	$39,782	$7,258	$61,560	$9,887
Goodwill impairment	93,140	—	93,140	—
     Selling, general and administrative expenses increased as a percent of net revenue over the prior year periods primarily due to the significant drop in revenue during the second quarter. Selling, general and administrative expenses included a $9.1 million reduction in expense related to reductions in employee benefits. The impact of currency translation increased selling, general and administrative expenses by approximately $0.9 million and $11.6 million for the three and six months ended December 31, 2008, respectively. A lower cost structure resulting from our restructuring initiative and specific cost containment activities further reduced selling, general and administrative expenses.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately 5.6% and 5.1% of net revenue for the six months ended December 31, 2008 and 2007, respectively.
     Restructuring costs during the six months ended December 31, 2008 included $54.5 million for employee termination benefits and $7.1 million for asset impairments. Restructuring cost during the quarter ended September 30, 2008 was $21.8 million, consisting of $2.7 million of asset impairments and $19.1 million of severance. These costs included $12.1 million relating to a planned plant closing in France. Net restructuring cost during the quarter ended December 31, 2008 was $39.8 million, consisting of $4.4 million in asset impairments and $35.4 million of severance. These costs include $7.8 million relating to a planned plant closing in Japan and $8.8 million relating to a planned plant closing in Germany. The cumulative expense since we announced the restructuring plan totals $129.7 million.
     We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue growth in our Transportation segment. During the second quarter, we determined that there were indicators of impairment in our Transportation segment resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the segment’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery. These factors resulted in lower growth and profit expectations for the segment, which resulted in the goodwill impairment charge.
Other Income
     Other income for the three and six months ended December 31, 2008 was $18.4 million and $21.0 million, respectively, compared with $2.1 million and $2.8 million for the same prior year periods. The increase primarily related to foreign currency exchange gains during the second quarter of fiscal 2009 resulting from strengthening of the U.S. dollar against most currencies. Foreign currency exchange gains were $14.3 million and $13.4 million for the three and six months ended December 31, 2008, respectively.

Effective Tax Rate
     The effective tax rate was 6.1% and for the three months ended December 31, 2008, reflecting the goodwill impairment charge that does not result in a tax benefit. Excluding the goodwill impairment, the estimated annual tax provision was an annualized rate of 34%. The effective tax rate for the three and six months ended December 31, 2007 was 30%.
Backlog
     Our order backlog on December 31, 2008 was approximately $285.3 million compared with $374.7 million at December 31, 2007. Orders for the second quarter of fiscal 2009 were $562.2 million compared with $858.9 million for the prior year period, representing the sharp decline in demand due to concerns over the global economies compared with the prior year period.
Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2008
Net revenue for prior year period	$490,289	$942,543

Components of net revenue change:
Organic net revenue decline	(119,336)	(122,943)
Currency translation	6,657	32,878

Total change in net revenue from prior year period	(112,679)	(90,065)

Net revenue for current year period	$377,610	$852,478

Organic net revenue decline as a percentage of net revenue for prior year period	(24.3)%	(13.0)%
     The Connector segment sells primarily to the telecommunication, data products and consumer markets, which are discussed above. Segment revenue decreased in the second quarter of fiscal 2009 with currency translation partially offsetting an organic revenue decline. Organic revenue declined in the three and six months ended December 31, 2008, compared with the prior year period primarily due to lower revenue in the mobile sector of the telecommunications market. The mobile sector was growing during the first two quarters of fiscal 2008. Additionally, price erosion is generally higher in the Connector segment compared with our other segments, particularly in the mobile business.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Income from operations	$12,588	$82,248	$88,608	$157,592
Operating margin	3.3%	16.8%	10.4%	16.7%
     Connector segment income from operations decreased compared with the prior year periods due to the drop in demand resulting from the uncertainty in the global economies and price erosion. Selling, general and administrative expenses were level with the comparable prior year periods. Income from operations was also unfavorably impacted by fiscal 2009 restructuring charges of $12.4 million.

Transportation
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2008
Net revenue for prior year period	$122,926	$242,979

Components of net revenue change:
Organic net revenue decline	(47,490)	(67,942)
Currency translation	(1,440)	5,201

Total change in net revenue from prior year period	(48,930)	(62,741)

Net revenue for current year period	$73,996	$180,238

Organic net revenue decline as a percentage of net revenue for prior year period	(38.6)%	(28.0)%
     Transportation segment revenue decreased in fiscal 2008 due to a decrease in the automotive market revenue discussed above.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Income from operations	$(131,977)	$124	$(149,493)	$4,527
Operating margin	(178.4)%	0.1%	(82.9)%	1.9%
     Segment operating income decreased in the three and six months ended December 31, 2008, compared with the same periods last year due to the decrease in revenue and a goodwill impairment charge. Income from operations was unfavorably impacted by restructuring charges of $29.8 million and a goodwill impairment charge of $93.1 million due to lower projected future segment revenue and profit. The sharp revenue decline was partially offset by reduced selling, general and administrative expenses against the prior year periods.
Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2008
Net revenue for prior year period	$225,962	$444,165

Components of net revenue change:
Organic net revenue decline	(9,949)	12,696
Currency translation	(4,073)	6,972
Acquisitions	2,254	7,695

Total change in net revenue from prior year period	(11,768)	27,363

Net revenue for current year period	$214,194	$471,528

Organic net revenue (decline) growth as a percentage of net revenue for prior year period	(4.4)%	2.9%
     Custom and Electrical segment revenue declined in the current quarter due to the decline in the industrial market discussed above. Revenue increased during the first quarter compared with the prior year period due to higher demand in our telecommunications market, particularly networking and cable products. We also acquired a flexible circuit manufacturing business during first quarter of fiscal 2009 and a fiber optics manufacturing business during the first quarter of 2008. Selling, general and administrative expenses increased in fiscal 2009 against the comparable periods in fiscal 2008.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Income from operations	$13,633	$17,076	$36,163	$34,134
Operating margin	6.4%	7.6%	7.7%	7.7%
     Segment operating income increased over the first two quarters of fiscal 2009 compared with the prior year period primarily due to higher demand in our telecommunications market, particularly networking and cable products in the first quarter of 2009. Operating income declined during the second quarter due to the slowing global demand. Income from operations was also unfavorably impacted by fiscal 2009 restructuring charges of $10.1 million.
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
Financial Condition and Liquidity
     Our financial position remains strong and we continue to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $457.7 million and $509.8 million at December 31, 2008 and June 30, 2008, respectively, of which $428.5 million was in non-U.S. accounts as of December 31, 2008. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments. Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet with debt financing. We believe that our liquidity and financial flexibility are adequate to support both current and future growth. Outstanding debt and short-term borrowings at December 31, 2008 totaled $301.9 million.
Cash Flows
     Our cash balance decreased $56.9 million during the six months ended December 31, 2008. Operating cash flow was $190.2 million, of which we used $96.6 million to fund capital expenditures. Our primary sources of cash were operating cash flows and $65.0 million in net borrowings. We used capital during the period to acquire businesses totaling $73.4 million, fund capital expenditures, repurchase stock of $76.3 million and pay dividends of $46.8 million. The translation of our cash to U.S. dollars reduced our cash balance by $13.2 million as compared with the balance as of June 30, 2008.

     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	December 31,
	2008	2007
Cash provided from operating activities	$190,243	$250,286
Cash used for investing activities	(175,829)	(103,862)
Cash used for financing activities	(58,119)	(140,489)
Effect of exchange rate changes on cash	(13,229)	14,742

Net (decrease) increase in cash	$(56,934)	$20,677

Operating Activities
     Cash provided from operating activities declined by $60.0 million from the prior year period due mainly to lower use of funds to finance working capital needs in the current year period compared with the prior year. The sequential six-month growth in net revenue was higher in the prior year period, requiring a greater use of funds to build working capital. Working capital is defined as current assets minus current liabilities.
Investing Activities
     Capital expenditures were $96.6 million for the six months ended December 31, 2008 compared with $102.4 million in the prior year period, reflecting our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth. Capital expenditures for the six months ended December 31, 2008 were primarily related to capital improvements in the U.S. and certain Asian entities. We invested $73.4 million in acquisitions during the first six months of fiscal 2009 compared with $42.5 million in the prior year period. In fiscal 2009, we purchased $7.9 in marketable securities, which decreased cash flow and we liquidated $40.7 million of our marketable securities in fiscal 2008, which increased cash flow.
Financing Activities
     We used less cash from financing activities during the six months ended December 31, 2008, as compared with the prior year period because we borrowed $65.0 million in the current quarter and we repurchased less treasury stock.
     On August 1, 2008 our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock through June 30, 2009. Approximately $123.7 million was remaining under the authorization as of December 31, 2008. We purchased 4,507,000 shares of Common Stock and Class A Common Stock during the six months ended December 31, 2008, at an aggregate cost of $76.3 million and 4,340,000 shares of Common Stock and Class A Common Stock during the six months ended December 31, 2007, at an aggregate cost of $111.8 million.
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

Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008 (Form 10-K) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Form 10-Q). You should carefully consider the risks described in our Form 10-K and Form 10-Q. Such risks are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at December 31, 2008 or 2007.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at December 31, 2008 or 2007.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $45.1 million and increased income from operations of $1.1 million for the six months ended December 31, 2008, compared with the estimated results for the comparable period in the prior year.

     Our $39.2 million of marketable securities at December 31, 2008 are principally invested in time deposits.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to Molex is accumulated and timely communicated to the Chief Executive officer, Chief Financial Officer and other members of our management.
     Based upon their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Internal Control Over Financial Reporting
     During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K or Part II, Item 1A of our Form 10-Q for the quarterly period ended September 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 1, 2008, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2009. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2008 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
October 1 – October 31
Common Stock	—	$—	—
Class A Common Stock	21	$16.27	—
November 1 – November 30
Common Stock	2,000	$13.33	2,000
Class A Common Stock	875	$12.38	875
December 1 – December 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—

Total	2,896	$13.07	2,875

     As of December 31, 2008, the dollar value of shares that may yet be purchased under the plan was $123.7 million.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on October 31, 2008. Our stockholders elected all of the Board’s nominees for director, approved the Molex Incorporated Annual Incentive Plan, the 2008 Molex Stock Incentive Plan and ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending June 30, 2009. The voting results were as follows:
(1) Election of Directors

	For	Withheld
Edgar D. Jannotta	81,973,353	9,704,969
John H. Krehbiel, Jr.	88,016,656	3,661,666
Donald G. Lubin	84,746,201	6,932,121
Robert J. Potter	84,953,831	6,724,491

     The terms of the following directors continued after the annual meeting:

Michelle L. Collins	Fred L. Krehbiel	David L. Landsittel
Joe W. Laymon	James S. Metcalf	Michael J. Birck
Frederick A. Krehbiel	Kazumasa Kusaka	Martin P. Slark

				Broker
	For	Against	Abstain	Nonvotes
(2) Approval of Molex Incorporated Annual Incentive Plan	82,641,574	3,022,619	39,535	5,974,594

(3) Approval of 2008 Molex Stock Incentive Plan	80,491,231	5,170,564	41,933	5,974,594

(4) Ratification of the selection of Ernst & Young, LLP	91,318,838	320,058	39,426	0
Item 6. Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer

31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer

32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED (Registrant)
Date: January 30, 2009	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)