Form 10-Q
period 2009-03-31
MOLEX INC
filed 2009-04-30
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On April 27, 2009, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,551,858
Class A Common Stock	77,630,150
Class B Common Stock	94,255

Molex Incorporated
INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008	3

Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

SIGNATURES	29
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Mar. 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$457,548	$475,507
Marketable securities	48,384	34,298
Accounts receivable, less allowances of $30,336 and $40,243 respectively	444,617	740,827
Inventories	360,776	458,295
Other current assets	110,795	74,033

Total current assets	1,422,120	1,782,960
Property, plant and equipment, net	1,081,469	1,172,395
Goodwill	294,359	373,623
Other assets	275,193	270,559

Total assets	$3,073,141	$3,599,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$182,363	$350,413
Accrued expenses	205,426	154,015
Current portion of long-term debt and short-term borrowings	280,897	66,687
Other current liabilities	4,285	78,323

Total current liabilities	672,971	649,438
Other non-current liabilities	23,884	21,346
Accrued pension and postretirement benefits	98,376	105,574
Long-term debt	5,167	146,333

Total liabilities	800,398	922,691

Commitments and contingencies

Stockholders’ equity:
Common stock	11,130	11,107
Paid-in capital	592,675	569,046
Retained earnings	2,602,472	2,785,099
Treasury stock	(1,088,258)	(1,009,021)
Accumulated other comprehensive income	154,724	320,615

Total stockholders’ equity	2,272,743	2,676,846

Total liabilities and stockholders’ equity	$3,073,141	$3,599,537

     See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net revenue	$505,539	$822,285	$2,011,252	$2,456,455
Cost of sales	412,143	567,824	1,492,312	1,712,729

Gross profit	93,396	254,461	518,940	743,726

Selling, general and administrative	139,071	167,639	450,034	493,973
Restructuring costs and asset impairments	44,344	6,399	105,904	16,286
Goodwill impairment	—	—	93,140	—

Total operating expenses	183,415	174,038	649,078	510,259

Income (loss) from operations	(90,019)	80,423	(130,138)	233,467

Interest income, net	251	2,044	2,287	6,964
Other income	3,259	4,462	24,252	7,241

Total other income	3,510	6,506	26,539	14,205

Income (loss) before income taxes	(86,509)	86,929	(103,599)	247,672

Income taxes	(27,909)	36,623	(2,052)	84,846

Net (loss) income	$(58,600)	$50,306	$(101,547)	$162,826

Earnings (loss) per share:
Basic	$(0.34)	$0.28	$(0.58)	$0.90
Diluted	$(0.34)	$0.28	$(0.58)	$0.89

Dividends declared per share	$0.1525	$0.1125	$0.4575	$0.3375

Average common shares outstanding:
Basic	173,228	179,385	174,985	181,260
Diluted	173,228	180,086	174,985	182,156
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2009	2008
Operating activities:
Net (loss) income	$(101,547)	$162,826
Add non-cash items included in net (loss) income:
Depreciation and amortization	190,085	184,675
Share-based compensation	19,393	18,539
Goodwill impairment	93,140	—
Other non-cash items	9,392	3,568
Changes in assets and liabilities:
Accounts receivable	282,082	12,604
Inventories	93,916	(22,540)
Accounts payable	(167,781)	(6,179)
Other current assets and liabilities	(50,148)	8,915
Other assets and liabilities	(56,947)	(9,551)

Cash provided from operating activities	311,585	352,857

Investing activities:
Capital expenditures	(127,688)	(163,440)
Proceeds from sales of property, plant and equipment	7,561	11,417
Proceeds from sales or maturities of marketable securities	11,694	843,493
Purchases of marketable securities	(33,399)	(798,921)
Acquisitions	(73,447)	(42,503)
Other investing activities	655	(9,733)

Cash used for investing activities	(214,624)	(159,687)

Financing activities:
Proceeds from revolving credit facility	115,000	65,000
Payments on revolving credit facility	(105,000)	—
Net change in long-term debt	47,300	(1,705)
Cash dividends paid	(73,222)	(54,557)
Exercise of stock options	1,233	8,534
Purchase of treasury stock	(76,342)	(166,199)
Other financing activities	(870)	(900)

Cash used for financing activities	(91,901)	(149,827)

Effect of exchange rate changes on cash	(23,019)	32,150

Net increase (decrease) in cash and cash equivalents	(17,959)	75,493
Cash and cash equivalents, beginning of period	475,507	378,361

Cash and cash equivalents, end of period	$457,548	$453,854

     See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 45 manufacturing locations in 18 countries.
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended March 31, 2009 are not necessarily an indication of the results that may be expected for the year ending June 30, 2009. The Condensed Consolidated Balance Sheet as of June 30, 2008 was derived from our audited consolidated financial statements for the year ended June 30, 2008. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008.
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
2. Restructuring Costs and Asset Impairments
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended March 31, 2009 was $44.3 million, consisting of $15.4 million of asset impairments and $28.9 million for employee termination benefits. These costs included $13.0 million relating to planned plant closings in Japan and Korea. Restructuring costs during the nine months ended March 31, 2009 included $22.5 million for asset impairments and $83.4 million for employee termination benefits. The cumulative expense since we announced the restructuring plan totals $174.0 million.
     We expect to incur total restructuring and asset impairment costs related to these actions ranging from $240 — $250 million, of which the impact on each segment will be determined as the actions become more certain. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest additions to the restructuring actions, which will include a reduction from five product focused divisions to three product focused divisions. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings ranging from $190 — $210 million.

     The following table sets forth restructuring costs by segment (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	and Other	Total
Cumulative costs at June 30, 2008	$15,466	$8,474	$15,543	$28,633	$68,116
Net restructuring costs during the first quarter	280	14,991	3,779	2,728	21,778

Cumulative costs at Sept. 30, 2008	$15,746	$23,465	$19,322	$31,361	$89,894
Net restructuring costs during the second quarter	12,075	14,766	6,324	6,617	39,782

Cumulative costs at Dec. 31, 2008	$27,821	$38,231	$25,646	$37,978	$129,676
Net restructuring costs during the third quarter	17,557	13,021	7,452	6,314	44,344

Cumulative costs at Mar. 31, 2009	$45,378	$51,252	$33,098	$44,292	$174,020

     The cumulative change in the accrued employee termination benefits balance related to restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2008	$19,842
Cash payments	(5,321)
Charges to expense	19,106
Non-cash related costs	(2,978)

Balance at September 30, 2008	$30,649
Cash payments	(6,713)
Charges to expense	35,362
Non-cash related costs	327

Balance at December 31, 2008	$59,625
Cash payments	(23,311)
Charges to expense	28,946
Non-cash related costs	(999)

Balance at March 31, 2009	$64,261

     The accrued employee termination benefits balance at March 31, 2009 is recorded in accrued expenses and includes $1.7 million related to a restructuring plan announced in fiscal 2005 that was substantially complete as of June 30, 2006.
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
4. Acquisitions
     On July 1, 2008, we completed the acquisition of a flexible circuit company and recorded additional goodwill of $24.4 million. On December 19, 2008, we completed an asset purchase of a company in Japan and have initially recorded additional goodwill of $3.1 million. The purchase price allocation for these acquisitions is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.
5. Earnings (Loss) Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Basic average common shares outstanding	173,228	179,385	174,985	181,260
Effect of dilutive stock options	—	701	—	896

Diluted average common shares outstanding	173,228	180,086	174,985	182,156

     During the three months and nine months ended March 31, 2009, we incurred a net loss. As common stock equivalents had an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted loss per share for the three and nine months ended March 31, 2009.
6. Comprehensive Income (Loss)
     Total comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net (loss) income	$(58,600)	$50,306	$(101,547)	$162,826
Translation adjustments	(67,650)	88,758	(159,939)	172,559
Unrealized investment gain (loss)	5,564	1,942	(5,952)	8,427

Total comprehensive (loss) income	$(120,686)	$141,006	$(267,438)	$343,812

7. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Mar. 31,	June 30,
	2009	2008
Raw materials	$57,402	$81,407
Work in process	118,466	144,683
Finished goods	184,908	232,205

Total inventories	$360,776	$458,295

8. Investments
     At March 31, 2009, we owned approximately 20% of a publicly traded affiliate accounted for under the equity method. Our portion of the market value of the investment based on per share quoted market prices was $54.1 million as of March 31, 2009 compared with the carrying value of $77.7 million. We concluded that any impairment of our investment was temporary. The market value of the investment based on per share quoted market prices approximated the carrying value as of June 30, 2008.
9. Pensions and Other Postretirement Benefits
     During the three months ended March 31, 2009, we recognized curtailment expenses of $1.2 million related to our U.S. and Japan pension plans and a $0.3 million special termination benefits expense in our postretirement medical benefit plan in connection with the early termination of participants resulting from our restructuring plans. During the nine months ended March 31, 2009, we also recognized a $4.0 million curtailment gain in our postretirement medical benefit plan by reducing the number of employees eligible for retiree medical coverage. The curtailment adjustments and special termination benefits reduced cost of sales by $1.6 million and reduced selling, general and administrative expense by $2.4 million and increased restructuring expense by $1.5 million for the nine months ended March 31, 2009.
     During the nine months ended March 31, 2008, we recognized curtailment gains of $5.4 million. We recognized a $2.3 million reduction in selling, general and administrative expense due to a curtailment adjustment. The curtailment adjustment resulted from the freezing of benefits in a defined benefit plan after the participants transferred to another plan without credit for prior service. We also recognized a $3.1 million reduction in restructuring costs resulting from a curtailment adjustment for the early termination of participants in connection with the ongoing restructuring plan.

     Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) required re-measurement of our postretirement medical benefit plan liability in connection with the curtailment, that otherwise was required on June 30, 2009. The adoption of SFAS 158 resulted in a $1.4 million reduction in retained earnings during the nine months ended March 31, 2009.
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$2,066	$2,346	$6,198	$7,037
Interest cost	2,064	2,148	6,192	6,443
Expected return on plan assets	(2,180)	(2,533)	(6,540)	(7,598)
Amortization of prior service cost	11	53	33	159
Recognized actuarial losses	62	85	186	255
Amortization of transition obligation	106	10	318	31
Curtailment adjustment	1,151	—	1,151	(5,444)

Benefit cost	$3,280	$2,109	$7,538	$883

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$611	$767	$1,833	$2,291
Interest cost	796	815	2,388	2,434
Amortization of prior service cost	(160)	(175)	(480)	(523)
Recognized actuarial losses	157	330	471	986
Curtailment adjustment	299	—	(3,701)	—

Benefit cost	$1,703	$1,737	$511	$5,188

10. Debt
     The current portion of our long-term debt as of March 31, 2009 consists principally of three unsecured borrowing agreements approximating 20 billion Japanese yen ($204.2 million), with weighted-average fixed interest rates approximating 1.3%. Interest on the loans is payable semi-annually with the principal due in September 2009. As of March 31, 2009, we had short-term borrowings in the U.S. of $75.7 million, including borrowings on uncommitted lines of credit totaling $60 million.
11. Income Taxes
     The effective tax rate was 32.3% for the three months ended March 31, 2009 and 42.1% for the three months ended March 31, 2008. During the three months ended March 31, 2008, we recorded an income tax charge of $10.5 million due primarily to a lowered estimate of available foreign tax credits. As of March 31, 2009, unrecognized tax benefits were $12.4 million, which if recognized, would reduce the effective income tax rate. Changes in the amount of unrecognized tax benefits in the nine months ended March 31, 2009 were not significant.
     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2003. The tax years 2004 through 2008 remain open to examination by all major taxing jurisdictions to which we are subject.

     It is our practice to recognize interest and/or penalties related to income tax matters in tax expense. As of March 31, 2009, there were no material interest or penalty amounts to accrue.
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
     The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS 157 as of March 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$4,821	$4,821	$—	$—
Derivative financial instruments, net	1,054	—	1,054	—

Total	$5,875	$4,821	$1,054	$—

     We determine the fair value of our available for sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes pursuant to SFAS No. 133 and SFAS No. 149, which are valued based on Level 2 inputs in the SFAS 157 fair value hierarchy. The fair value of our financial instruments is determined by a mark to market valuation based on forward curves using observable market prices.
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
     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FAS 132R-1). FAS 132R-1 requires disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for us on July 1, 2009. The adoption of FAS 132R-1 will result in enhanced disclosures, but will not otherwise have an impact on our financial statements.
14. Segments and Related Information
     On July 1, 2007, we reorganized our operations, which changed the configuration of our segments into the Connector, Transportation and Custom & Electrical segments. A summary of the segments follows:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets.

•	The Transportation segment designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

     Information by segment is summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
For the three months ended:
March 31, 2009:
Revenues from external customers	$289,329	$60,505	$155,178	$527	$505,539
Income (loss) from operations	(13,850)	(37,627)	586	(39,128)	(90,019)
Depreciation & amortization	42,522	8,888	8,111	4,215	63,736
Capital expenditures	17,657	6,739	2,985	3,671	31,052

March 31, 2008:
Revenues from external customers	$457,542	$127,410	$234,246	$3,087	$822,285
Income (loss) from operations	68,826	3,297	19,867	(11,567)	80,423
Depreciation & amortization	41,128	9,613	8,454	4,123	63,318
Capital expenditures	32,853	13,419	2,754	11,997	61,023

For the nine months ended:
March 31, 2009:
Revenues from external customers	$1,141,807	$240,743	$626,706	$1,996	$2,011,252
Income (loss) from operations	74,758	(187,120)	36,749	(54,525)	(130,138)
Depreciation & amortization	124,550	27,307	25,260	12,968	190,085
Capital expenditures	72,381	26,693	15,613	13,001	127,688

March 31, 2008:
Revenues from external customers	$1,400,085	$370,389	$678,411	$7,570	$2,456,455
Income (loss) from operations	226,418	7,824	54,001	(54,776)	233,467
Depreciation & amortization	118,236	29,004	26,119	11,316	184,675
Capital expenditures	91,977	30,033	11,717	29,713	163,440
     Corporate & other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. The loss from operations for the Transportation segment for the nine months ended March 31, 2009 includes a $93.1 million goodwill impairment charge during the second quarter.
     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Trans-	Custom &	Corporate
	Connector	portation	Electrical	& Other	Total
March 31, 2009	$1,013,287	$310,887	$393,788	$168,900	$1,886,862
June 30, 2008	1,293,342	413,233	500,197	164,745	2,371,517
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Mar. 31,	June 30,
	2009	2008
Segment net assets	$1,886,862	$2,371,517
Other current assets	616,727	583,838
Non current assets	569,552	644,182

Consolidated total assets	$3,073,141	$3,599,537

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
Overview
     Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 45 manufacturing locations in 18 countries. We also provide manufacturing services to integrate specific components into a customer’s product.
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
     Our sales are dependent on end markets impacted by consumer, industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Worldwide economic conditions and the current instability in the global economy led to a significant drop in demand for our connectors during the three and nine months ended March 31, 2009 compared to the prior year periods. The drop in revenue was significant as our customers attempted to manage their inventory. As a result, we experienced lower net revenue and reduced gross margins and an operating loss during the three and nine months ended March 31, 2009 compared to the prior year periods.
     As a result of the deteriorating economic conditions, in the second quarter of fiscal 2009 we increased the scope of our restructuring program that we began in fiscal 2007 to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended March 31, 2009 was $44.3 million, consisting of $15.4 million of asset impairments and $28.9 million for employee termination benefits. These costs included $13.0 million relating to planned plant closings in Japan and Korea. Restructuring costs during the nine months ended March 31, 2009 included $22.5 million for asset impairments and $83.4 million for employee termination benefits. The cumulative expense since we announced the restructuring plan totals $174.0 million.

     We expect to incur total restructuring and asset impairment costs related to these actions ranging from $240 — $250 million, of which the impact on each segment will be determined as the actions become more certain. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest additions to the restructuring actions, which include a reduction from five product focused divisions to three product focused divisions. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reductions throughout the company, and we expect to achieve these reductions through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings ranging from $190 - $210 million. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for further discussion.
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
     During the second and third quarters of fiscal 2009, we executed actions to reduce headcount and lower the cost of employee benefits. These actions included a reduction in headcount, salary reductions, changes in retirement medical benefits, a reduction in planned contributions to the profit sharing trust and a reduction in the planned incentive bonus payout. In addition, manufacturing employees worked reduced hours in the plants most impacted by the economic slowdown. The one-time cost reductions relating to employee benefits decreased cost of sales and selling, general and administrative expense by $14.2 million during the second quarter. Due to the strengthening of the U.S. dollar in the second quarter, we recognized foreign currency exchange gains of $12.9 million for the nine months ended March 31, 2009.
     Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, availability of credit and general market liquidity, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs through successful execution of our restructuring plans, and attract, motivate and retain key personnel to manage our operational, financial and management information systems.
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

Results of Operations
     The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended March 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Net revenue	$505,539	100.0%	$822,285	100.0%
Cost of sales	412,143	81.5%	567,824	69.1%

Gross profit	93,396	18.5%	254,461	30.9%

Selling, general & administrative	139,071	27.5%	167,639	20.4%
Restructuring costs and asset impairments	44,344	8.8%	6,399	0.7%

Income (loss) from operations	(90,019)	(17.8)%	80,423	9.8%

Other income, net	3,510	0.7%	6,506	0.8%

Income (loss) before income taxes	(86,509)	(17.1)%	86,929	10.6%
Income taxes	(27,909)	(5.5)%	36,623	4.5%

Net (loss) income	$(58,600)	(11.6)%	$50,306	6.1%

     The following table sets forth consolidated statements of income data as a percentage of net revenue for the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Net revenue	$2,011,252	100.0%	$2,456,455	100.0%
Cost of sales	1,492,312	74.2%	1,712,729	69.7%

Gross profit	518,940	25.8%	743,726	30.3%

Selling, general & administrative	450,034	22.4%	493,973	20.1%
Restructuring costs and asset impairments	199,044	9.9%	16,286	0.7%

Income (loss) from operations	(130,138)	(6.5)%	233,467	9.5%

Other income, net	26,539	1.3%	14,205	0.6%

Income (loss) before income taxes	(103,599)	(5.2)%	247,672	10.1%
Income taxes	(2,052)	(0.1)%	84,846	3.5%

Net (loss) income	$(101,547)	(5.1)%	$162,826	6.6%

Net Revenue
     We sell our products in five primary markets. Revenue has declined significantly across all of the primary markets due to contracting global economic conditions starting in November 2008 and subsequent inventory reductions in the supply chain, which decreased our production levels and demand for components. The estimated decrease in revenue from each market during the third fiscal quarter of 2009 compared with the same quarter last year (Comparable Quarter) and the second quarter of 2009 (Sequential Quarter) follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	(27.3)%	(24.7)%
Telecommunications	(38.5)	(27.2)
Automotive	(53.7)	(23.4)
Data	(34.4)	(23.6)
Industrial	(39.7)	(20.2)

     Following are highlights of revenue changes by these primary markets:
•	Consumer market revenue decreased against both the comparable quarter and the sequential quarter in home entertainment and home appliance products. The declines in both the comparable and sequential quarters were partially offset by our customers’ release of lower end computer products.

•	Telecommunications market revenue decreased against both the comparable quarter and the sequential quarter due to lower demand for mobile products and supply chain inventory reductions in fiscal 2009. We had strong revenue growth during the first quarter of fiscal 2009 and the second half of fiscal 2008 in our antenna products for mobile devices, but demand decreased significantly in the second and third quarters of fiscal 2009.

•	Automotive market revenue declined against both the comparable quarter and the sequential quarter due to a sharp decrease in demand related to the current economic conditions. During fiscal 2008, the automotive market benefited from new products reflecting higher electronic content in automobiles. The number of automobiles manufactured by our customers continues to decrease as automotive manufacturing companies’ continue to reduce inventories in the automotive supply chain.

•	Data market revenue for the third quarter of fiscal 2009 decreased over the comparable and sequential quarters due to a decrease in demand for storage networking products, computers and peripherals.

•	Industrial market revenue for fiscal 2009 decreased compared with fiscal 2008 due to declines in residential and commercial construction, lower demand in the industrial communications business worldwide, particularly in North America and Europe, and lower demand for factory automation as the manufacturing sector contracts. The decreased revenue compared to the comparable quarter was partially offset by increased demand for production equipment.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Americas	27%	27%	27%	28%
Asia Pacific	54	52	54	52
Europe	19	21	19	20

Total	100%	100%	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2009
Net revenue for prior year period	$822,285	$2,456,455
Components of net revenue change:
Organic net revenue decline	(309,894)	(491,171)
Currency translation	(11,977)	33,148

Acquisitions	5,125	12,820

Total change in net revenue from prior year period	(316,746)	(445,203)

Net revenue for current year period	$505,539	$2,011,252

Organic net revenue decline as a percentage of net revenue from prior year period	(37.7)%	(20.0)%
     The decline in organic revenue due to poor global economic conditions has impacted all of our market areas. Of our five primary markets, the automotive market has experienced the sharpest decline in demand over the three quarters of fiscal 2009 as consumers are not purchasing as many new automobiles in the current economic environment. Concerns about the global economy have also significantly impacted the market for mobile devices as demand continues to be lower than fiscal 2008.
     During the three months ended March 31, 2009, revenue decreased $12.0 million due to a weaker euro over the prior year period. Revenue increased by approximately $33.1 million for the nine months ended March 31, 2009 due to the strengthening Japanese yen over the prior year period. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended March 31, 2009			Nine Months Ended March 31, 2009
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$(83,586)	$(1,225)	$(84,811)	$(117,653)	$(1,903)	$(119,556)
Asia Pacific	(153,727)	1,850	(151,877)	(240,193)	34,648	(205,545)
Europe	(66,165)	(12,602)	(78,767)	(125,625)	403	(125,222)
Corporate & other	(1,291)	—	(1,291)	5,120	—	5,120

Net change	$(304,769)	$(11,977)	$(316,746)	$(478,351)	$33,148	$(445,203)

     The change in revenue on a local currency basis was as follows:

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2009
Americas	(37.4)%	(17.5)%
Asia Pacific	(36.5)	(18.7)
Europe	(37.5)	(25.3)
Total	(37.1)%	(19.5)%
     The following table sets forth information on revenue by segment as of the three months ended March 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Connector	$289,329	57.2%	$457,542	55.6%
Transportation	60,505	12.0	127,410	15.5
Custom & Electrical	155,178	30.7	234,246	28.5
Corporate & Other	527	0.1	3,087	0.4

Total	$505,539	100.0%	$822,285	100.0%

     The following table sets forth information on revenue by segment as of the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Connector	$1,141,807	56.8%	$1,400,085	57.0%
Transportation	240,743	12.0	370,389	15.1
Custom & Electrical	626,706	31.1	678,411	27.6
Corporate & Other	1,996	0.1	7,570	0.3

Total	$2,011,252	100.0%	$2,456,455	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Gross profit	$93,396	$254,461	$518,940	$743,726
Gross margin	18.5%	30.9%	25.8%	30.3%
     The reduction in gross margin was primarily due to lower absorption from the sharp drop in our production caused by the poor global economic conditions during the second and third quarters of fiscal 2009. While we were unable to reduce factory-related costs as quickly as production declined, the expansion of our restructuring program should improve our gross margins over time. During the second and third quarters of fiscal 2009, we reduced employee salaries and benefits, reduced the size of our labor force and implemented other cost reduction initiatives.
     A significant portion of our material cost is comprised of copper and gold costs. We purchased approximately 12 million pounds of copper and approximately 64,000 troy ounces of gold during the nine months ended March 31, 2009. The following table shows the average prices related to our purchases of copper and gold for the three months and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Copper (price per pound)	$1.56	$3.19	$2.96	$3.38
Gold (price per troy ounce)	908.00	925.00	854.30	797.07
     Generally, we are able to pass through to our customers only a small portion of changes in cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges did not materially affect operating results for the three and nine months ended March 31, 2009 and 2008.
     The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and nine months ended March 31 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2009
Price erosion	$(20,284)	$(73,976)
Currency translation	(4,159)	10,924
Currency transaction	(7,222)	(12,057)
     Price erosion reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion. Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar during the three months ended March 31, 2009 and a stronger Japanese yen against the U.S. dollar during the three months ended March 31, 2009.

Operating Expenses
     Operating expenses were as follows as of March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Selling, general and administrative	$139,071	$167,639	$450,034	$493,973
Selling, general and administrative as a percentage of revenue	27.5%	20.4%	22.4%	20.1%
Restructuring costs and asset impairments	$44,344	$6,399	$105,904	$16,286
Goodwill impairment	$—	$—	$93,140	$—
     Selling, general and administrative expenses increased as a percent of net revenue over the prior year periods primarily due to the significant drop in revenue during the second and third quarters. Year to date selling, general and administrative expenses included a $9.1 million decrease in expense related to reductions in employee benefits during the second quarter. The impact of currency translation decreased selling, general and administrative expenses by approximately $1.7 million for the three months ended March 31, 2009 and increased selling, general and administrative expenses by $9.9 million for the nine months ended March 31, 2009. We also reduced selling, general and administrative expenses through a lower cost structure resulting from our restructuring initiative and specific cost containment activities.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately 5.9% and 5.1% of net revenue for the nine months ended March 31, 2009 and 2008, respectively. Improvements in new design activity increased research and development expenditures in the three months ended March 31, 2009, and consistent with the company’s goal of remaining a technology leader, we expect to increase research and development expenditures in future quarters.
     Net restructuring cost during the quarter ended March 31, 2009 was $44.3 million, consisting of $15.4 million of asset impairments and $28.9 million for employee termination benefits. These costs included $13.0 million relating to planned plant closings in Japan and Korea. Restructuring costs during the nine months ended March 31, 2009 included $22.5 million for asset impairments and $83.4 million for employee termination benefits. The cumulative expense since we announced the restructuring plan totals $174.0 million.
     We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue growth in our Transportation segment. During the second quarter, we determined that there were indicators of impairment in our Transportation segment resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the segment’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery. These factors resulted in lower growth and profit expectations for the segment, which resulted in the goodwill impairment charge. Additional goodwill impairment charges could occur in the future depending upon the severity and length of the economic downturn.
Other Income
     Other income for the three and nine months ended March 31, 2009 was $3.5 million and $26.5 million, respectively, compared with $6.5 million and $14.2 million for the same prior year periods. The increase in the nine months ended March 31, 2009 primarily related to foreign currency exchange gains during the second quarter of fiscal 2009 resulting from strengthening of the U.S. dollar against most currencies. Foreign currency exchange gains were $12.9 million for the nine months ended March 31, 2009.

Effective Tax Rate
     The effective tax rate was 32.3% and 2.0% for the three and nine months ended March 31, 2009, respectively. The lower effective tax rate for the nine months ended March 31, 2009 reflects the goodwill impairment charge recorded during the second quarter that does not result in a tax benefit. The effective tax rate was 42.1% and 34.3% for the three and nine months ended March 31, 2008, respectively. During the three months ended March 31, 2008, we recorded an income tax charge of $10.5 million due primarily to a lowered estimate of available foreign tax credits.
Backlog
     Our order backlog on March 31, 2009 was approximately $251.0 million compared with $460.7 million at March 31, 2008. Orders for the third quarter of fiscal 2009 were $474.5 million compared with $897.9 million for the prior year period, representing the sharp decline in demand due to the global economic conditions and subsequent supply chain inventory reductions compared with the prior year period.
Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2009
Net revenue for prior year period	$457,542	$1,400,085
Components of net revenue change:
Organic net revenue decline	(171,755)	(294,698)
Currency translation	(41)	32,837
Acquisitions	3,583	3,583

Total change in net revenue from prior year period	(168,213)	(258,278)

Net revenue for current year period	$289,329	$1,141,807

Organic net revenue decline as a percentage of net revenue for prior year period	(37.5)%	(21.0)%
     The Connector segment sells primarily to the telecommunication, data products and consumer markets, which are discussed above. Segment revenue decreased in the first three quarters of fiscal 2009 with currency translation partially offsetting an organic revenue decline. Organic revenue declined in the three and nine months ended March 31, 2009, compared with the prior year period primarily due to lower revenue in the mobile sector of the telecommunications market. The mobile sector was growing during the first two quarters of fiscal 2008. Additionally, price erosion is generally higher in the Connector segment compared with our other segments, particularly in the mobile business.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Income from operations	$(13,850)	$68,826	$74,758	$226,418
Operating margin	(4.8)%	15.0%	6.5%	16.2%
     Connector segment income from operations decreased compared with the prior year periods due to the drop in demand resulting from the uncertainty in the global economies and price erosion. Lower selling, general and administrative expenses compared to prior year periods partially offset the drop in revenue. Income from operations was also unfavorably impacted by fiscal 2009 restructuring charges of $45.4 million.
Transportation
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2009
Net revenue for prior year period	$127,410	$370,389
Components of net revenue change:
Organic net revenue decline	(63,274)	(131,216)
Currency translation	(3,631)	1,570

Total change in net revenue from prior year period	(66,905)	(129,646)

Net revenue for current year period	$60,505	$240,743

Organic net revenue decline as a percentage of net revenue for prior year period	(49.6)%	(35.4)%
     Transportation segment revenue decreased in fiscal 2009 due to a decrease in the automotive market revenue discussed above.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Income from operations	$(37,627)	$3,297	$(187,120)	$7,824
Operating margin	(62.2)%	2.6%	(77.7)%	2.1%
     Segment operating income decreased in the three and nine months ended March 31, 2009, compared with the same periods last year due to the decrease in revenue and a goodwill impairment charge. Fiscal 2009 income from operations was unfavorably impacted by restructuring charges of $51.3 million and a goodwill impairment charge of $93.1 million due to lower projected future segment revenue and profit. The sharp revenue decline was partially offset by reduced selling, general and administrative expenses against the prior year periods.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2009
Net revenue for prior year period	$234,246	$678,411
Components of net revenue change:
Organic net revenue decline	(72,326)	(59,630)
Currency translation	(8,284)	(1,312)
Acquisitions	1,542	9,237

Total change in net revenue from prior year period	(79,068)	(51,705)

Net revenue for current year period	$155,178	$626,706

Organic net revenue decline as a percentage of net revenue for prior year period	(30.9)%	(8.8)%
     Custom and Electrical segment revenue declined in the three and nine months ended March 31, 2009 due to the decline in the industrial market discussed above. We also acquired a flexible circuit manufacturing business during first quarter of fiscal 2009 and a fiber optics manufacturing business during the first quarter of 2008.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Income from operations	$586	$19,867	$36,749	$54,001
Operating margin	0.4%	8.5%	5.9%	8.0%
     Segment operating income decreased over the first three quarters of fiscal 2009 compared with the prior year period primarily due to slowing global demand. Selling, general and administrative expenses increased in fiscal 2009 against the comparable periods in fiscal 2008. Income from operations was also unfavorably impacted by fiscal 2009 restructuring charges of $33.1 million.
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
Financial Condition and Liquidity
     Our financial position remains strong and we continue to fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $505.9 million and $509.8 million at March 31, 2009 and June 30, 2008, respectively, of which $485.5 million was in non-U.S. accounts as of March 31, 2009. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchases, dividend payments and business investments. Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet to secure a committed line of credit. We believe that our liquidity and financial flexibility are adequate to support both current and future growth.
     Our outstanding debt and short-term borrowings at March 31, 2009 totaled $286.1 million. The current portion of our long-term debt as of March 31, 2009 consists principally of three unsecured borrowing agreements approximating 20 billion Japanese yen ($204.2 million), with weighted-average fixed interest rates approximating 1.3%. Interest on the loans is payable semi-annually with the principal due in September 2009. As of March 31, 2009, we had short-term borrowings in the U.S. of $75.7 million, including borrowings on uncommitted lines of credit totaling $60 million. We expect to refinance the debt in Japan by September 2009, although no assurances can be made regarding the cost and availability of future financing.
Cash Flows
     Our cash balance decreased $18.0 million during the nine months ended March 31, 2009. Operating cash flow was $311.6 million, of which we used $127.7 million to fund capital expenditures. Our primary sources of cash were operating cash flows and $57.0 million in net borrowings. We used capital during the period to acquire businesses totaling $73.4 million, fund capital expenditures, repurchase stock of $76.3 million and pay dividends of $73.2 million. The translation of our cash to U.S. dollars reduced our cash balance by $23.0 million as compared with the balance as of June 30, 2008.
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	March 31,
	2009	2008
Cash provided from operating activities	$311,585	$352,857
Cash used for investing activities	(214,624)	(159,687)
Cash used for financing activities	(91,901)	(149,827)
Effect of exchange rate changes on cash	(23,019)	32,150

Net (decrease) increase in cash	$(17,959)	$75,493

Operating Activities
     Cash provided from operating activities declined by $41.3 million from the prior year period due mainly to lower revenue and income, partially offset by a related decline in working capital needs in the current year period compared with the prior year. The sequential nine-month growth in net revenue was higher in the prior year period, requiring a greater use of funds to build working capital. Working capital is defined as current assets minus current liabilities. We anticipate the need for more working capital to finance expected increases in production and revenue during the fourth quarter, which may result in a reduction of cash flows from operations for that quarter.
Investing Activities
     Capital expenditures were $127.7 million for the nine months ended March 31, 2009 compared with $163.4 million in the prior year period, reflecting our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth. Capital expenditures for the nine months ended March 31, 2009 were primarily related to capital improvements in the U.S. and certain Asian entities. We invested $73.4 million in acquisitions during the first nine months of fiscal 2009 compared with $42.5 million in the prior year period. In fiscal 2009, we had net purchases of $21.7 million in marketable securities, which decreased cash flow and a net decrease of $44.6 million in marketable securities in fiscal 2008, which increased cash flow.

Financing Activities
     We used less cash from financing activities during the nine months ended March 31, 2009, as compared with the prior year period because we repurchased less treasury stock.
     On August 1, 2008 our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock through June 30, 2009. We did not repurchase any shares under this plan during the three months ended March 31, 2009 and we temporarily suspended the purchase of additional treasury shares as long as the economy remains weak. Approximately $123.7 million was remaining under the authorization as of March 31, 2009. We purchased 4,507,000 shares of Common Stock and Class A Common Stock during the nine months ended March 31, 2009, at an aggregate cost of $76.3 million and 6,750,000 shares of Common Stock and Class A Common Stock during the nine months ended March 31, 2008, at an aggregate cost of $166.2 million.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at March 31, 2009 or June 30, 2008.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at March 31, 2009 or June 30, 2008.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $33.1 million and increased income from operations of $1.8 million for the nine months ended March 31, 2009, compared with the estimated results for the comparable period in the prior year.
     Our $48.4 million of marketable securities at March 31, 2009 are principally invested in time deposits.
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
     Based upon their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Internal Control Over Financial Reporting
     During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K or Part II, Item 1A of our Form 10-Q for the quarterly period ended September 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 1, 2008, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2009. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2009 were as follows (in thousands, except price per share data):

Total Number
of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased*	Paid per Share	Announced Plan
January 1 — January 31
Common Stock	3	$12.25	—
Class A Common Stock	—	$—	—
February 1 — February 28
Common Stock	62	$11.81	—
Class A Common Stock	—	$—	—
March 1 — March 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—

Total	65	$11.83	—

*	The shares purchased include exercises of employee stock options.
     As of March 31, 2009, the dollar value of shares that may yet be purchased under the plan was $123.7 million.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
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

MOLEX INCORPORATED (Registrant)

Date: April 30, 2009	/S/ DAVID D. JOHNSON David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)