Form 10-K
period 2009-06-30
MOLEX INC
filed 2009-08-05
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-07491

MOLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	36-2369491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting shares (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2008) held by non-affiliates was approximately $1.8 billion.

On July 31, 2009, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	77,751,195
Class B Common Stock	94,255

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 30, 2009 are incorporated by reference into Part III of this annual report on Form 10-K.

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

We are one of the world’s largest manufacturers of electronic connectors in terms of revenue. Net revenue was $2.6 billion for fiscal 2009. We operated 43 manufacturing locations located in 18 countries, and employed 25,240 people worldwide as of June 30, 2009.

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

The Connector Industry

The global connector industry is highly competitive and fragmented and is estimated to represent approximately $36 billion in revenue for fiscal 2009. The industry has grown at a compounded annual rate of 6% over the past 25 years, but industry sales are expected to decline 25% in calendar year 2009.

The connector industry is characterized by rapid advances in technology and new product development. These advances have been substantially driven by the increased functionality of applications in which our products are used. Although many of the products in the connector market are mature products, some with 25-30 year life spans, there is also a constant demand for new product solutions.

Industry trends that we deem particularly relevant include:

•	Globalization. Synergistic opportunities exist for the industry to design, manufacture and sell electronic products in different countries around the world in an efficient and seamless process. For example, electronic products may be designed in Japan, manufactured in China, and sold in the United States.

•	Convergence of markets. Traditionally separate markets such as consumer electronics, data products and telecommunications are converging, resulting in single devices offering broad-based functionality.

•	Increasing electronics content. Consumer demand for advanced product features, convenience and connectivity is driving connector growth at rates faster than the growth rates of the underlying electronics markets.

•	Product size reduction. High-density, micro-miniature technologies are expanding to markets such as data and mobile phones, leading to smaller devices and greater mobility.

•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines for the majority of their connector requirements and a strong financial position.

•	Price erosion. As unit volumes grow, production experience is accumulated and costs decrease, and as a result, prices decline.

Markets and Products

The approximate percentage of our net revenue by market for fiscal 2009 is summarized below:

	Percentage of Fiscal 2009	Primary End Use Products
Markets	Net Revenue	Supported by Molex
Telecommunications	26%	Mobile phones and devices, networking equipment, switches and transmission equipment

Data Products	21%	Desktop and notebook computers, peripheral equipment, servers, storage, copiers, printers and scanners

Consumer	21%	Digital electronics, CD and DVD players, cameras, flat panel display, plasma and LCD televisions, electronic games and major appliances

Industrial	15%	Factory automation, robotics, automated test equipment, vision systems and diagnostic equipment

Automotive	14%	Engine control units, body electronics, safety electronics, sensors, panel instrumentation and other automotive electronics

Other	3%	Electronic and electrical devices for a variety of markets

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

Data Products.  In the data market, our key strengths include our high-speed signal product line, storage input/output (I/O) products, standards committee leadership, global coordination, low cost manufacturing and strong relationships with OEMs, contract manufacturers and original design manufacturers.

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

We design and manufacture many of the world’s smallest connectors for home and portable audio, digital still and video cameras, DVD players and recorders, as well as devices that combine multiple functions. Our micro-miniature products support customer needs for increased power, speed and functionality but with decreased weight and space requirements. We believe that they provide industry leadership with advanced interconnection products that help enhance the performance of video and still cameras, DVD players, portable music players, PDAs and hybrid devices that combine multiple capabilities into a single unit.

We are a leading connector source and preferred supplier to some of the world’s largest computer game makers and have been awarded contracts that demonstrate our skill in designing innovative connectors. In addition, we provide products for video poker and slot machines. Pachinko machines, which are popular in Japan, use our compact 2.00 mm pitch MicroClaspTM connector, which features an inner lock that helps on-site installers easily insert new game boards.

Industrial.  In the industrial market, we believe our key strengths include optical and micro-miniature connector expertise, breadth of our power and signal product lines, distribution partnerships and global presence.

Our high-performance cables, backplanes, power connectors and integrated products are found in products ranging from electronic weighing stations to industrial microscopes and vision systems. Advances in semiconductor technology require comparable advances in equipment to verify quality, function and performance. For example, our Very High-Density Metric (VHDM) connector system to help assure signal integrity and overall reliability in high-speed applications such as chip testers.

Our industrial product line includes industrial networks and connectivity as well as industrial communication electronics and software. In addition, we offer compact robotic connectors and I/O connectors for servo motors, as well as identified factory uses for products we developed for other industries.

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

Other.  Medical electronics is a growing market for our connectors, switch and assembly products. We provide both connectors and custom integrated systems for diagnostic and therapeutic equipment used in hospitals including x-ray, magnetic resonance imaging (MRI) and dialysis machines. Military electronics is also one of our emerging markets. There is a range of electronic applications for our products in the commercial-off-the-shelf (COTS) segment of this market. Products originally developed for the computer, telecommunications and automotive markets are used in an increasing number of military applications.

Business Objectives and Strategies

One of our primary business objectives is to develop or improve our leadership position in each of our core connector markets by increasing our overall position as a preferred supplier and improve our competitiveness on a global scale.

We believe that our success in achieving industry-leading revenue growth throughout our history is the result of the following key strengths:

•	Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	Strong intellectual property portfolio that underlies many key products;

•	High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	Strong technical collaboration with customers;

•	Extensive experience with the product development process;

•	Broad geographical presence in developed and developing markets;

•	Continuous effort to develop an efficient, low-cost manufacturing footprint; and

•	A broad range of products both for specific applications and for general consumption.

We intend to serve our customers and achieve our objectives by continuing to do the following:

•	Concentrate on core markets. We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for over 70 years. We are a principal supplier of connector components to the telecommunications, computer, consumer, automotive and industrial electronics markets.

•	Grow through the development and release of new products. We invest strategically in the tools and resources to develop and market new products and to expand existing product lines. New products are essential to enable our customers to advance their solutions and their market leadership positions. In fiscal 2009, we generated approximately 22% of our revenue from new products, which are defined as those products released in the last 36 months.

•	Optimize manufacturing and supply chain. We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure that our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•	Leverage financial strength. We use our expected cash flow from operations and strong balance sheet to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements. We invested approximately 13% of net revenue in capital expenditures and research and development activities in fiscal 2009.

Our global organizational structure consists of three product-focused divisions and one worldwide sales and marketing organization. The structure enables us to work effectively as a global team to meet customer needs as well as leverage our design expertise and our low-cost production centers around the world. The worldwide sales and marketing organization structure enhances our ability to sell any product, to any customer, anywhere in the world.

Competition

We compete with many companies in each of our product categories. These competitors include Amphenol Corporation, Framatome Connectors International, Hirose Electronic Co., Ltd, Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and Tyco Electronics Ltd. There are also a significant number of smaller competitors. The identity and significance of competitors may change over time. We believe that the 10 largest connector suppliers, as measured by revenue, represent approximately 54% of the worldwide market in terms of revenue. Many of these companies offer products in some, but not all, of the markets and regions we serve.

Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. We also compete on the basis of customer service. Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.

Customers, Demand Creation and Sales Channels

We sell products directly to OEMs, contract manufacturers and distributors. Our customers include global companies such as Arrow, Cisco, Dell, Ford, General Motors, Hewlett Packard, IBM, Matsushita, Motorola and Nokia. No customer accounted for more than 10% of net revenues in fiscal 2009, 2008 or 2007.

Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers. We are engaged in significant operations in foreign countries. Our net revenue originating outside the U.S. based on shipping point to the customer was approximately 73% in fiscal years 2009, 2008 and 2007.

In fiscal 2009, the share of net revenue from the different regions was approximately as follows:

•	54% of net revenue originated in Asia-Pacific (China, including Hong Kong and Taiwan, Indonesia, India, Malaysia, Philippines, Singapore, Korea, Japan and Thailand). Approximately 24% and 17% of net revenue in fiscal 2009 was derived from operations in China and Japan, respectively.

•	27% of net revenue originated in the Americas.

•	19% of net revenue originated in Europe.

Revenues from customers are generally attributed to countries based upon the location of our sales office. Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors.

We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide. To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 26% of our net revenue in fiscal 2009.

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

We incurred total research and development costs of $159.2 million in fiscal 2009, $163.7 million in fiscal 2008 and $159.1 million in fiscal 2007. We believe this investment, approximating 5-6% of net revenue, is among the highest level relative to the largest participants in the industry and helps us achieve a competitive advantage.

We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Our engineers are active in many of these committees, helping give us a voice in shaping the technologies of the future. In fiscal 2009, we commercialized approximately 194 new products and received 413 patents.

We perform a majority of our design and development of connector products in the U.S. and Japan, but have additional product development capabilities in various locations, including China, Germany, India, Ireland, Korea and Singapore.

Manufacturing

Our core manufacturing expertise includes molding, stamping, plating and assembly operations. We use state of the art plastic injection molding machines and metal stamping and forming presses. We have created new processes to meet the ongoing challenge of manufacturing smaller and smaller connectors. We have also developed proprietary plated plastic technology, which provides excellent shielding performance while eliminating secondary manufacturing processes in applications such as mobile phone antennas.

We also have expertise in printed circuit card, flexible circuit and harness assembly for our integrated products operations, which build devices that leverage our connector content. Because integrated products require labor-intensive assembly, we operate low-cost manufacturing centers in China, India, Mexico, Poland, and Thailand.

Continuous improvements achieved through a global lean/six sigma ongoing program have reduced our manufacturing costs. A trend of fewer but larger factories, such as our one million square foot (approximately 92 thousand square meters) facility in Chengdu, China, provide increasing economies of scale and efficiencies while also reaching record levels of on time delivery performance and quality.

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

Backlog and Seasonality

The backlog of unfilled orders at June 30, 2009 was approximately $253.0 million compared with backlog of $436.5 million at June 30, 2008. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.

We do not believe that aggregate worldwide sales reflect any significant degree of seasonality.

Employees

As of June 30, 2009, we had approximately 25,240 people working for us worldwide. Approximately 17,934 of these people were located in low cost regions. We believe that our relations with people working for us are satisfactory.

Acquisitions and Investments

Our strategy to provide a broad range of connectors requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the connector industry and the specialized expertise required in different markets make it difficult for a single company to organically develop all of the required products. Though a significant majority of our growth has come from internally developed products, we will seek to make future acquisitions or investments where we believe we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Information regarding our acquisitions appears in Note 4 of the Notes to Consolidated Financial Statements.

Intellectual Property

Patents, trade secrets and trademarks and other proprietary rights (collectively, Intellectual Property) are important to our business. We own an extensive portfolio of U.S. and foreign patents and trademarks. In addition, we are a licensee of various third party patents and trademarks. We review third-party Intellectual Property in an effort to avoid infringements of third-party Intellectual Property rights and to identify desirable third-party Intellectual Property rights to license to advance our business objectives. We also review our competitor’s products to identify infringements of our Intellectual Property rights and to identify licensing opportunities for our Intellectual Property rights. We believe that our Intellectual Property is important to our business, but do not consider ourselves materially dependent upon any particular piece of Intellectual Property.

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

Executive Officers

Our executive officers as of July 31, 2009 are set forth in the table below.

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed

Frederick A. Krehbiel(a)	Co-Chairman (1999-); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	68	1965	(b)
John H. Krehbiel, Jr.(a)	Co-Chairman (1999-); Co-Chief Executive Officer (1999-2001).	72	1959	(b)
Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-); 54 1976 President and Chief Operating Officer (2001-2005).
Liam McCarthy	President and Chief Operating Officer (2005-); Vice President of Operations, Europe (2000-2005).	53	1976
David D. Johnson	Executive Vice President, Treasurer and Chief Financial Officer (2005-); Vice President, Treasurer and Chief Financial Officer, Sypris Solutions, Inc. (1998-2005).	53	2005
Graham C. Brock	Executive Vice President (2005-) and President, Global Sales & Marketing Division (2006-) and Regional President, Europe (2005); Regional Vice President — Sales & Marketing, Europe (2000-2005).	55	1976
James E. Fleischhacker	Executive Vice President (2001-); President, Global Commercial Products Division (2009-); President, Global Transportation Products Division (2007-2009); and Corporate Vice President (1994-2001).	65	1984
Katsumi Hirokawa	Executive Vice President (2005-) and President, Global Micro Products Division (2007-); Vice President and President, Asia-Pacific North (2005-2007); President (2002-); Executive Vice President — Sales (2002), Molex Japan Co. Ltd.	62	1995
J. Michael Nauman	Executive Vice President and President, Global Integrated Products Division (2009-); Senior Vice President and President, Global Integrated Products Division (2007-2009); President, Integrated Products Division, Americas Region (2005-2007).	47	1994

(a)	John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of the Registrant. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, the Registrant or each other.

(b)	Includes period employed by our predecessor company.

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

We may be adversely affected by a prolonged economic downturn or economic uncertainty.

Our business and operating results have been and will continue to be affected by global economic conditions. As global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows.

We may see a negative effect on our business due to disruptions in financial markets.

Economic downturns and economic uncertainty generally affect global credit markets. Financial markets in the United States, Europe and Asia have been experiencing volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. While these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing of significant purchases and operations and this can in turn have a material adverse affect on our business and results of operations.

We are dependent on the success of our customers.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEM’s in the telecommunications, data product, automotive, consumer, and industrial industries. These industries are subject to rapid technological change, vigorous competition and short product life cycles and consumer demand. When our customers are adversely affected by these factors, we may be similarly affected.

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. In the last three years, we have experienced annual price erosion averaging from 3.8% to 4.0%. In order to maintain our margins, we must continue to reduce our costs by similar amounts. Continuing pressures to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

We face rising costs of commodity materials.

The cost and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connector assemblies, is critical to our success. The price of many of these raw materials, including copper and gold, has increased in recent years, and continues to fluctuate. In addition, many of these commodity materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins if we are unable to pass such increased costs through to our customers. Our results of operation, financial conditions and cash flows may be materially and adversely affected if we have difficulty obtaining these commodity materials, the quality of available commodity materials deteriorates, or there are continued significant price increases for these commodity materials. From time to time, we use financial instruments to hedge the volatility of commodity material costs. The success of our hedging program depends on accurate forecast of transaction activity in the various commodity materials. To the extent that these forecasts are over or understated during periods of volatility, we could experience unanticipated commodity materials or hedge gains or losses.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other electronic components manufacturers and suppliers ranging in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition may intensify from various U.S. and non-U.S. competitors and new market entrants, some of which may be our current customers. Our markets have continued to become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. Increased competition may result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We are dependent on new products.

We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products. Rapidly changing technology, evolving industry standards and changes in customer needs characterize the market for our products. If we fail to modify or improve our products in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make investments in research and development in order to continue to develop timely new products, enhance existing products and achieve market acceptance for such products. As a result of our need to make these investments in research and development, our operating results could be materially affected if our net revenues fall below expectations. Moreover, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

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

We may rely on third-party suppliers for the components used in our products, and we may rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial condition, and cash flows could be adversely affected if these third parties lack sufficient quality control or if there are significant changes in their financial or business condition. We also have third-party arrangements for the manufacture of various products, parts and components. If these third parties fail to deliver products, parts, and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.

From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the revenues we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels at these facilities and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

We face industry consolidation.

Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become increasingly concentrated in recent years, including the telecommunications, data products, automotive and consumer electronics industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, and they may be able to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

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

The value of our inventory may decline as a result of surplus inventory, price reductions or technological obsolescence. The life cycles of some of our products can be very short compared with the development cycle, which may result in excess or obsolete inventory or equipment that we may need to write off. We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our revenue and operating results. However, if circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of our inventory. We maintain an inventory valuation reserve account against diminution in the value or salability of our inventory. However, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves in all circumstances.

We may encounter problems associated with our global operations.

For fiscal year 2009, more than 70% of our revenues come from international sales. In addition, a significant portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business. Additionally, we face the following risks:

•	International business conditions including the relationships between the U.S. and other governments;

•	Unexpected changes in laws, regulations, trade, monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries;

•	Tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	Difficulties in staffing and management;

•	Language and cultural barriers, including those related to employment regulation; and

•	Potentially adverse tax consequences.

We are exposed to fluctuations in currency exchange rates.

Since a significant portion of our business is conducted outside the U.S., we face substantial exposure to movements in non-U.S. currency exchange rates. This may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective. Approximately 73% of our net sales for fiscal year 2009 were invoiced in currencies other than the U.S. dollar, and we expect revenues from non-U.S. markets to continue to represent a significant portion of our net revenue. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance. We mitigate our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. To reduce our exposure to fluctuations in currency exchange rates when natural hedges are not effective, we may use financial instruments to hedge U.S. dollar and other currency commitments and cash flows arising from trade accounts receivable, trade accounts payable and fixed purchase obligations.

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

The fabrication of the products we manufacture is a complex and precise process. Our customers specify quality, performance and reliability standards. If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and product re-work or replacement costs. Although we engage in extensive product quality programs and processes, these may not be sufficient to avoid product failures, which could cause us to:

•	lose revenue;

•	incur increased costs such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	experience increased product returns or discounts; or

•	damage our reputation.

All of which could negatively affect our financial condition and results of operations.

If we fail to manage our growth effectively or to integrate successfully any future acquisition, our business could be harmed.

We expect to continue to make investments in companies, products and technologies through acquisitions. While we believe that such acquisitions are an integral part of our long-term strategy, there are risks and uncertainties related to acquiring companies. Such risks and uncertainties include:

•	Successfully identifying and completing transactions;

•	Difficulty in integrating acquired operations, technology and products or realizing cost savings or other anticipated benefits from integration;

•	Retaining customers and existing contracts;

•	Retaining the key employees of the acquired operation;

•	Potential disruption of our or the acquired company’s ongoing business;

•	Charges for impairment of long-term assets;

•	Unanticipated expenses related to integration; and

•	Potential unknown liabilities associated with the acquired company.

In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. Any necessary acquisition financing may not be available to us on acceptable terms if and when required. If we undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our stock.

We face risks arising from reorganizations of our operations.

In 2007, we announced plans to realign part of our manufacturing capacity in order to reduce costs and better optimize plant utilization. We recorded restructuring related charges of $219.6 million since we announced the plans, and we expect total charges to range from $240 to $250 million. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes, closing facilities, and reorganizing our management. During the course of executing the restructuring, we could incur material non-cash charges such as write-downs of inventories or other tangible assets. We test our goodwill and other intangible assets for impairment annually or when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material impact on our results of operations. We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future. If we incur additional restructuring related charges, our financial condition and results of operations may be adversely affected.

In addition, in fiscal 2009, we reorganized our global product divisions to enable us to work more effectively as a global team to meet customer needs, as well as to better leverage design expertise and the low-cost production centers we have around the world. This reorganization entails risks, including: the need to implement financial and other systems and add management resources; the challenge to maintain the quality of products and services; the possible diversion of management’s attention to the reorganization; the potential disruption to our ongoing business; greater than anticipated severance costs and other expenses associated with the closing of a facility.

We depend on our key employees and face competition in hiring and retaining qualified employees.

Our future success depends partly on the continued contribution of our key employees, including executive, engineering, sales, marketing, manufacturing and administrative personnel. We do not have employment agreements with any of our key executive officers. We face intense competition for key personnel in several of our product and geographic markets. Our future success depends in large part on our continued ability to hire, assimilate and retain key employees, including qualified engineers and other highly skilled personnel needed to compete and develop successful new products. We may not be as successful as competitors at recruiting, assimilating and retaining highly skilled personnel.

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

Our operations and those of our suppliers may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease or failures of our management information or other systems. If a business interruption occurs, our business could be materially and adversely affected.

A decline in the market value of our pension plans’ investment portfolios could adversely affect our results of operations, financial condition and cash flows.

Concerns about deterioration in the global economy, together with the current credit crisis, have caused significant volatility in interest rates and equity prices, which could decrease the value of our pension plans’ investment portfolios. A decrease in the value of our pension plans’ investment portfolios could have an adverse affect on our results of operations, financial conditions and cash flows.

We may have exposure to income tax rate fluctuations and to additional tax liabilities, which could negatively affect our financial position.

As a corporation with operations both in the United States and abroad, we are subject to income taxes in both the United States and various foreign jurisdictions. Our effective tax rate is subject to significant fluctuation from one period to the next because the income tax rates for each year are a function of a number of factors, including the following:

•	the effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of tax rates;

•	our ability to use recorded deferred tax assets;

•	changes in uncertain tax positions, interest or penalties resulting from tax audits; and

•	changes in tax laws or the interpretation of these laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our results of operations and financial condition. Recently, the Obama administration proposed legislation that would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, it may have a material adverse impact to our tax rate and in turn, our profitability.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, we are regularly under audit by tax authorities with respect to both income and non-income taxes and may have exposure to additional tax liabilities as a result of these audits. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our results of operations and financial condition.

Our certificate of incorporation and bylaws include antitakeover provisions, which may deter or prevent a takeover attempt.

Some provisions of our certificate of incorporation and bylaws may deter or prevent a takeover attempt, including a takeover that might result in a premium over the market price for our Common Stock and Class A Common Stock. Our governing documents establish a classified board, require shareholders to give advance notice prior to the annual meeting if they want to nominate a candidate for director or present a proposal, and contain a number of provisions subject to supermajority vote. In addition, the Board may issue up to 25,000,000 shares of preferred stock without action by our stockholders, which could be used to make it more difficult and costly to acquire our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and lease manufacturing, design, warehousing, sales and administrative space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2009 through fiscal 2018. The leases in aggregate are not considered material to the financial position of Molex.

As of June 30, 2009, we owned or leased a total of approximately 9.2 million square feet of space worldwide. We have vacated or plan to vacate several buildings in France, Germany, Ireland and Slovakia and are holding these buildings and related assets for sale. We own 91% of our manufacturing, design, warehouse and office space and lease the remaining 9%. Our manufacturing plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.

Our principal executive offices are located at 2222 Wellington Court, Lisle, Illinois, United States of America. Molex owns 43 manufacturing locations, 18 of which are located in North America and 25 of which are located in other countries. A listing of the locations of our principal manufacturing facilities by region is presented below:

•	Americas: United States and Mexico

•	Asia-Pacific: Japan, Korea, Vietnam, Thailand, China, India, Malaysia, Singapore and Taiwan

•	Europe: France, Germany, Italy, Poland, Slovakia and Ireland

Item 3.	Legal Proceedings

We have no material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex is traded on the NASDAQ Global Select Market and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock. Molex Class B Common Stock is not publicly traded.

The number of stockholders of record at June 30, 2009 was 2,381 for Common Stock, 8,302 for Class A Common Stock and 14 for Class B Common Stock.

The following table presents quarterly stock prices for the years ended June 30:

		2009		2008
		Low — High		Low — High

Common Stock	1st	$22.00	$25.96	$23.89	$30.66
	2nd	10.72	22.19	26.77	29.12
	3rd	9.72	15.86	21.82	26.85
	4th	14.00	17.08	23.97	29.95

		2009		2008
		Low — High		Low — High

Class A Common Stock	1st	$20.55	$24.59	$22.82	$27.54
	2nd	9.24	20.66	25.25	27.68
	3rd	8.94	14.16	21.08	25.89
	4th	12.88	15.65	22.11	27.50

Cash dividends on common stock have been paid every year since 1977. The following table presents quarterly dividends declared per share of Common Stock, Class A Common Stock and Class B Common Stock for the years ended June 30:

	2009	2008

Quarter ended:
September 30	$0.1525	$0.1125
December 31	0.1525	0.1125
March 31	0.1525	0.1125
June 30	0.1525	0.1125

Total	$0.6100	$0.4500

On August 1, 2008, our Board of Directors authorized the purchase of up to $200.0 million of Common Stock and/or Class A Common Stock during the period ending June 30, 2009. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended June 30, 2009 were as follows (in thousands, except price per share data):

			Total Number of
			Shares Purchased as
	Total Number of	Average Price	Part of Publicly
	Shares Purchased*	Paid per Share	Announced Plan

April 1 — April 30
Common Stock	—	$—	—
Class A Common Stock	19	$12.71	—
May 1 — May 31
Common Stock	—	$—	—
Class A Common Stock	51	$15.60	—
June 1 — June 30
Common Stock	—	$—	—
Class A Common Stock	2	$14.58	—

Total	72	$14.81	—

*	The shares purchased include exercises of employee stock options.

We did not repurchase any shares under this plan during the six months ended June 30, 2009 as we temporarily suspended the program. The dollar value of shares not purchased under the plan was $123.7 million when the plan expired on June 30, 2009.

During the quarter ended June 30, 2009, 71,888 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options. The aggregate market value of the shares transferred totaled $1.1 million.

Descriptions of our Common Stock appear under the caption “Molex Stock” in our 2009 Proxy Statement and in Note 15 of the Notes to Consolidated Financial Statements.

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on June 30, 2004 in each of Molex Common Stock, Molex Class A Common Stock, the S&P 500 Index, and a Peer Group Index. The Peer Group Index includes 50 companies (including Molex) classified in the Global Sub-industry Classifications “Electronic Equipment Manufacturers,” “Electronic Manufacturing Services,” and “Technology Distributors.” All values assume reinvestment of the pre-tax value of dividends paid by Molex and the companies included in these indices, and are calculated as of June 30 of each year. The historical stock price performance of Molex’s Common Stock and Class A Common Stock is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return
(Value of Investment of $100 on June 30, 2004)
Among Molex Incorporated, the S&P 500 Index
and a Peer Group

	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09
Molex Incorporated	$100.00	$81.61	$106.02	$95.67	$79.19	$52.41
Molex Incorporated Class A	100.00	86.60	106.86	99.82	87.74	57.44
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
Peer Group	100.00	95.31	111.87	133.80	120.17	79.34

The material in this performance graph is not soliciting material, is not deemed filed with the Commission, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Item 6.	Selected Financial Data

Molex Incorporated

Five-Year Financial Highlights Summary
(In thousands, except per share data)

	2009	2008	2007	2006	2005

Operations:
Net revenue	$2,581,841	$3,328,347	$3,265,874	$2,861,289	$2,554,458
Gross profit	656,177	1,014,235	1,016,708	942,630	832,662
Income (loss) from operations	(346,196)	327,268	328,236	310,536	204,572
Income (loss) before income taxes	(318,888)	338,648	338,257	327,884	223,201
Net (loss) income(1)	(321,287)	215,437	240,768	236,091	150,116
Earnings (loss) per share:
Basic	$(1.84)	$1.19	$1.31	$1.27	$0.80
Diluted	(1.84)	1.19	1.30	1.26	0.79
Net (loss) income percent of net revenue	(12.4)%	6.5%	7.4%	8.3%	5.9%
Capital expenditures	$177,943	$234,626	$296,861	$276,783	$230,895
Return on invested capital(2)	(12.4)%	7.4%	9.0%	10.3%	6.7%
Financial Position:
Current assets	$1,447,573	$1,782,960	$1,590,827	$1,548,233	$1,374,063
Current liabilities	714,152	649,438	530,951	594,812	469,504
Working capital(3)	733,421	1,133,522	1,059,876	953,421	904,559
Current ratio(4)	2.0	2.7	3.0	2.6	2.9
Property, plant and equipment, net	$1,080,417	$1,172,395	$1,121,369	$1,025,852	$984,237
Total assets	2,942,157	3,599,537	3,316,108	2,974,420	2,730,162
Long-term debt	30,311	146,333	127,821	7,093	9,975
Stockholders’ equity	2,062,564	2,676,846	2,523,031	2,281,869	2,170,754
Dividends declared per share	$0.61	$0.45	$0.30	$0.225	$0.15
Average common shares outstanding:
Basic	174,598	180,474	183,961	185,521	188,646
Diluted	174,598	181,395	185,565	187,416	190,572

(1)	Operating results include the following by year (in thousands):

	2009	2008	2007	2006	2005

After-tax restructuring costs and asset impairments	$111,798	$20,988	$30,255	$19,180	$23,047
Goodwill impairments	264,140	—	—	—	22,876

See Notes 5 and 8 of the Notes to Consolidated Financial Statements for a discussion of our restructuring costs and goodwill impairments.

(2)	Return on invested capital is defined as the current year net income (loss) divided by the sum of average total assets less average current liabilities for the year.

(3)	Working capital is defined as current assets minus current liabilities.

(4)	Current ratio is defined as current assets divided by current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Molex, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included at the end of this discussion, under the caption “Forward-Looking Statements” and Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to fiscal years relate to the fiscal year ended June 30.

Overview

Our Business

Our core business is the manufacture and sale of electronic components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 different products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches. We also provide manufacturing services to integrate specific components into a customer’s product.

Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, data, consumer products, industrial and automotive markets. Our products are used in a wide range of applications including desktop and notebook computers, computer peripheral equipment, mobile phones, digital electronics such as cameras and flat panel display televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.

We believe that our sales mix has growth prospects in each of our product markets. Net revenue by market can fluctuate based on various factors including new technologies within the industry, composition of customers and changes in their revenue levels and new products or model changes that we or our customers introduce. The following table sets forth, for fiscal years 2009, 2008 and 2007 the percentage relationship to net revenue of our sales by primary product markets.

	Percentage of Net Revenue
	2009	2008	2007

Telecommunication	26%	25%	25%
Data	21	20	20
Consumer	21	20	20
Industrial	15	16	18
Automotive	14	17	16
Other	3	2	1

Total	100%	100%	100%

In fiscal 2009, we reclassified our net revenue by market to reflect our current estimate of how revenue to distributors and contract manufacturers reach the end market. Previously reported net revenue by market for fiscal 2008 and 2007 was reclassified to reflect this change.

The following table sets forth, for fiscal years 2009, 2008 and 2007, the percentage relationship to net revenue of our sales by geographic region:

	2009	2008	2007

Americas	26.9%	27.6%	28.7%
Asia-Pacific	54.4	52.0	51.1
Europe	18.7	20.4	20.2

Total	100.0%	100.0%	100.0%

The following table sets forth, for fiscal years 2009, 2008 and 2007, the percentage relationship to net revenue of our sales by reporting segment:

	2009	2008	2007

Connector	69.3%	71.4%	72.2%
Custom & Electrical	30.6	28.3	27.3
Corporate & Other	0.1	0.3	0.5

Total	100.0%	100.0%	100.0%

We sell our products directly to OEMs and to their contract manufacturers and suppliers and, to a lesser extent, through distributors worldwide. Many of our customers are multi-national corporations that manufacture their products in multiple operations in several countries.

As of June 30, 2009, we operated 43 manufacturing locations, located in 18 countries throughout the Americas, Europe and Asia-Pacific regions. In fiscal 2009, 54.4% of our revenue was derived from sales in the Asia-Pacific region. We expect greater economic growth in Asia, particularly in China, than in the Americas and Europe. We continue to move our manufacturing operations from the United States and Western Europe to lower cost regions. Approximately 52% of our manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico. In addition, reduced trade barriers, lower freight cost and improved supply chain logistics have reduced our need to duplicate regional manufacturing capabilities. For these reasons, our strategy has been to consolidate multiple plants of modest size in favor of operating fewer, larger and more integrated facilities in strategic locations around the world. We believe that our business is positioned to benefit from this strategy.

Business Environment

The market in which we operate is highly fragmented with a limited number of large companies and a significant number of smaller companies making electronic connectors. We are one of the world’s largest manufacturers of electronic connectors. We believe that our global presence and our ability to design and manufacture our products throughout the world and to service our customers globally is a key advantage for us. Our growth has come primarily from new products that we develop, often in collaboration with our customers.

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

Non-GAAP Financial Measures

Organic net revenue growth, which is included in Management’s Discussion & Analysis, is a non-GAAP financial measure. The tables presented in Results of Operations above provide reconciliations of U.S. GAAP reported net revenue growth (the most directly comparable GAAP financial measure) to organic net revenue growth.

We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business and provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity. Management uses organic net revenue growth together with GAAP measures such as net revenue growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company. Because organic net revenue growth calculations may vary among other companies, organic net sales growth amounts presented below may not be comparable with similar measures of other companies.

Financial Highlights

Net revenue for fiscal 2009 of $2.6 billion decreased 22.4% from fiscal 2008. Organic net revenue declined 23.1% in fiscal 2009 compared with 2008. We recognized a net loss of $321.3 million in fiscal 2009 compared with net income of $215.4 million in fiscal 2008. Fiscal 2009 results include goodwill impairment charges of $264.1 million and restructuring costs of $131.3 million ($99.0 million after-tax), and intangible asset impairment costs of $16.3 million. Restructuring charges of $31.2 million ($21.0 million after-tax) were recorded in fiscal 2008. On June 25, 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility with an outstanding balance of $25.0 million as of June 30, 2009, which was used to pay down other unsecured debt balances.

Results of Operations

The following table sets forth, for fiscal years 2009, 2008 and 2007, certain consolidated statements of operations data as a percentage of net revenue (dollars in thousands):

		Percentage of		Percentage of		Percentage of
	2009	Revenue	2008	Revenue	2007	Revenue

Net revenue	$2,581,841	100.0%	$3,328,347	100.0%	$3,265,874	100.0%
Cost of sales	1,925,664	74.6%	2,314,112	69.5%	2,249,166	68.9%

Gross profit	656,177	25.4%	1,014,235	30.5%	1,016,708	31.1%
Selling, general & administrative	586,702	22.7%	665,038	20.0%	658,289	20.1%
Restructuring costs and asset impairments	151,531	5.9%	31,247	0.9%	36,869	1.1%
Goodwill impairments	264,140	10.2%	—	0.0%	—	0.0%

Income (loss) from operations	(346,196)	(13.4)%	317,950	9.6%	321,550	9.9%
Other income, net	27,308	1.0%	20,698	0.6%	16,707	0.5%

Income (loss) before income taxes	(318,888)	(12.4)%	338,648	10.2%	338,257	10.4%
Income taxes	2,399	(0.0)%	123,211	3.7%	97,489	3.0%

Net (loss) income	$(321,287)	(12.4)%	$215,437	6.5%	$240,768	7.4%

Net Revenue

The following table provides an analysis of the change in net revenue compared with the prior fiscal years (in thousands):

	2009	2008

Net revenue for prior year	$3,328,347	$3,265,874
Components of net revenue (decrease) increase:
Organic net revenue decline	(769,296)	(106,863)
Currency translation	5,243	169,336
Acquisitions	17,547	—

Total change in net revenue from prior year	(746,506)	62,473

Net revenue for current year	$2,581,841	$3,328,347

Organic net revenue (decline) as a percentage of net revenue for prior year	(23.1)%	(3.3)%

Revenue declined significantly during fiscal 2009 across all of the primary markets due to deterioration in global economic conditions starting in November 2008 and subsequent inventory reductions in the supply chain, which decreased demand for components and our production levels.

The increase in net revenue attributed to currency translation in fiscal 2009 compared with 2008 was principally due to the strengthening Japanese yen. The increase in net revenue attributed to currency translation in fiscal 2008 was principally due to the general weakening of the U.S. dollar against other currencies. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	June 30, 2009			June 30, 2008
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change

Americas	$(226,735)	$(2,627)	$(229,362)	$(23,304)	$3,637	$(19,667)
Asia-Pacific	(354,081)	27,594	(326,487)	(26,974)	89,405	62,431
Europe	(177,647)	(19,724)	(197,371)	(54,735)	76,294	21,559
Corporate & Other	6,714	—	6,714	(1,850)	—	(1,850)

Net change	$(751,749)	$5,243	$(746,506)	$(106,863)	$169,336	$62,473

The change in revenue on a local currency basis as of June 30 was as follows:

	2009	2008

Americas	(24.7)%	(2.5)%
Asia-Pacific	(20.5)	(1.6)
Europe	(26.1)	(8.3)

Total	(22.6)%	(3.3)%

We sell our products in five primary markets. The decline in organic revenue due to poor global economic conditions has impacted all of our market areas. Of our five primary markets, the automotive market has experienced the sharpest decline in demand during fiscal 2009 as consumers are not purchasing as many new automobiles in the current economic environment. Concerns about the global economy have also impacted our industrial market and telecommunications market for mobile devices as demand continues to be lower than in fiscal 2008. The following table sets forth, for fiscal years 2009 and 2008, changes in net revenue from each of our five primary product markets from the prior fiscal year:

	2009	2008

Telecommunications	(18)%	3%
Consumer	(18)	2
Data	(18)	4
Industrial	(27)	(7)
Automotive	(35)	6

Telecommunications market revenue decreased in fiscal 2009 compared with 2008 due to lower demand for mobile products and supply chain inventory reductions. This decline is partially offset by higher demand for smartphones and our customers’ introduction of new smartphone models, many of which include our connector and antenna products. Telecommunications market revenue increased in fiscal 2008 compared with 2007 due to higher demand for our networking products.

Consumer market revenue decreased in home entertainment and home appliance products in fiscal 2009. These declines were partially offset by increased demand for our products used in electronic gaming equipment. Demand increased in fiscal 2009 for our components in portable navigation devices and flat panel display televisions, although the increased demand in flat panel display televisions was offset by cost pressures and price erosion. Consumer market revenue increased in fiscal 2008 compared with 2007 due to higher demand for our connectors used in home entertainment products.

Data market revenue for fiscal 2009 decreased from 2008 due to lower customer demand for storage networking products and computer peripherals due to the global economic uncertainties. These declines were partially offset by increased demand due to our customers’ release of lower end computers and notebook computers. Data market revenue increased in fiscal 2008 compared with

2007 due to our customers’ releases of new high-end products and their expansion in new optical and high speed technologies, for which we offered a strong product line.

The industrial market revenue for fiscal 2009 decreased compared with 2008 due to declines in residential and commercial construction, lower demand in the industrial communications business worldwide, particularly in North America and Europe, and lower demand for factory automation due to worldwide excess manufacturing capacity. Declines in non-residential, commercial and industrial construction had a negative impact on temporary power and lighting products used on jobsites. The global decline in the manufacturing economy resulted in the delay or cancellation of many industrial automation projects. The industrial market declined in fiscal 2008 compared with 2007 due largely to our customer enhancing its product line for a cable assembly product.

Automotive market revenue declined in fiscal 2009 compared with 2008 due to a decrease in demand related to poor economic conditions during fiscal 2009. The number of automobiles manufactured by our customers decreased in fiscal 2009 as automotive manufacturing companies’ reduced inventories in the automotive supply chain. There were a number of extended closings and bankruptcy filings by automotive manufacturers and automotive suppliers during fiscal 2009 that negatively impacted our revenue. The automobile market began to show signs of stabilization late in fiscal 2009 as new car sales increased in Western Europe due to government incentives. Revenue in the U.S. automotive market was higher in fiscal 2008 compared with 2007 as the automotive market benefited from new products reflecting higher electronic content in automobiles.

Gross Profit

We measure gross profit as net revenue less cost of sales. Cost of sales includes manufacturing costs, such as materials, direct and indirect labor, and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. Our gross margins are primarily affected by the following drivers: product mix; volume; cost reduction efforts; competitive pricing pressure; commodity costs; and currency fluctuations.

The following table sets forth gross profit and gross margin for fiscal years 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Gross profit	$656,177	$1,014,235	$1,016,708
Gross margin	25.4%	30.5%	31.1%

The reduction in gross margin during fiscal 2009 was primarily due to lower absorption from the rapid drop in our production caused by the poor global economic conditions. While we were unable to reduce factory-related costs as quickly as production declined, the expansion of our restructuring program should improve our gross margins over time. The reduction in gross margin in fiscal 2008 compared with 2007 was primarily related to higher commodity cost and price erosion partially offset by general cost reductions, a portion of which is related to restructuring activities.

A significant portion of our material cost consists of copper and gold costs. We purchased approximately 16 million pounds of copper and approximately 87,000 troy ounces of gold in fiscal 2009 compared with approximately 25 million pounds of copper and approximately 135,000 troy ounces of gold in fiscal 2008 and 2007. The following table sets forth the average prices of copper and gold we purchased in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Average Price Copper (price per pound)	$2.69	$3.49	$3.20
Gold (price per troy ounce)	872.00	825.00	636.00

Generally, we are able to pass through to our customers only a small a portion of the changes in the cost of copper and gold. However, we mitigated the impact of the change in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges did not materially affect operating results for fiscal 2009 and 2008.

In addition to commodity costs, the following table sets forth, for fiscal years 2009 and 2008, the effects of certain significant impacts on gross profit from the prior year (in thousands):

	2009	2008

Price erosion	$(97,643)	$(132,758)
Currency translation	4,590	48,842
Currency transaction	(14,382)	(18,393)

Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit. A significant portion of the price erosion occurred in our mobile phone connector products, which are part of our telecommunications market.

The increase in gross profit due to currency translation gains in fiscal 2009 compared with 2008 was primarily due to a stronger Japanese yen against other currencies, partially offset by a general strengthening U.S. dollar against other currencies. The increase in gross profit due to currency translation gains in fiscal 2008 compared with fiscal 2007 was primarily due to a general weakening of the U.S. dollar against other currencies.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions in fiscal 2009 was primarily due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar. The decrease in gross profit due to currency transaction losses in fiscal 2008 was primarily due to a general weakening of the U.S. dollar against other currencies.

Operating Expenses

The following table sets forth our operating expenses for fiscal years 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Selling, general & administrative	$586,702	$665,038	$658,289
Selling, general & administrative as a percentage of revenue	22.7%	20.0%	20.1%
Restructuring costs and asset impairments	151,531	31,247	36,869
Goodwill impairments	264,140	—	—

Selling, general & administrative expenses

Selling, general and administrative expense increased as a percentage of revenue in fiscal 2009 compared with prior year periods primarily due to the significant drop in revenue. Selling, general and administrative expenses declined by $78.3 million or 11.8% primarily due to our restructuring efforts and cost- cutting initiatives in response to the significant drop in revenue. These initiatives included salary reductions and a $9.1 million decrease in expense related to reductions in employee benefits. We also reduced selling, general and administrative expenses through a lower cost structure resulting from our restructuring initiative and specific cost containment activities. Selling, general and administrative expense as a percentage of revenue was relatively consistent in fiscal 2008 compared with 2007 while organic net revenue declined. The impact of currency translation decreased selling, general and administrative expenses by approximately $4.1 million for fiscal 2009 compared with 2008 and increased selling, general and administrative expenses by approximately $35.4 million for fiscal 2008 compared with 2007.

Research and development expenditures, which are classified as selling, general and administrative expense, was $159.2 million, or 6.2% of net revenue, for fiscal 2009 compared with $163.7 million, or 4.9% of net revenue, for fiscal 2008 and $159.1 million, or 4.9% of net revenue, for fiscal 2007. The increase in expense as a percent of revenue is primarily due to the drop in revenue in fiscal 2009. Total research and development expenditures in fiscal 2009 were consistent with fiscal 2008, but increased as a percent of net revenue.

Restructuring costs and asset impairments

Restructuring costs and asset impairments consist of the following (in thousands):

	2009	2008	2007	Total

Severance costs	$110,155	$17,648	$26,702	$154,505
Asset impairments	21,128	13,599	8,667	43,394

Restructuring costs	131,283	31,247	35,369	197,899
Intangible asset impairments	16,300	—	—	16,300
Other charges	3,948	—	1,500	5,448

Total restructuring charges and asset impairments	$151,531	$31,247	$36,869	$219,647

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs, increase efficiencies and to improve customer service and return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other lower-cost facilities. Restructuring costs during fiscal 2009 was $131.3 million, consisting of $110.2 million of severance costs and $21.1 million for asset impairments. The cumulative expense since we announced the restructuring plan totals $197.9 million.

We expect to incur total restructuring and asset impairment costs related to these actions ranging from $240 to $250 million, of which the impact on each segment will be determined as the actions become more certain. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest restructuring actions, which included a reduction from five product-focused divisions to three product-focused divisions. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings ranging from $190 to $210 million.

In 2009, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 6,600 employees, resulting in a charge of $110.1 million. A large part of these employee terminations resulted from plant closings in Europe and Asia. We recognized asset impairment charges of $41.4 million to write-down assets to fair value less the cost to sell. Restructuring costs and asset impairments in fiscal 2009 include intangible asset impairments of $16.3 million due to lower projected future revenue and profit in our Transportation and Automation & Electrical business units.

In 2008, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 900 employees, resulting in a charge of $17.6 million. A large part of these employee terminations occurred in our corporate headquarters and U.S. and Mexican manufacturing operations. In accordance with our planned restructuring actions, we recorded additional asset impairment charges of $13.6 million to write-down assets to fair value less the cost to sell.

In 2007, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 335 employees. A substantial majority of these employee terminations occurred within our Ireland manufacturing operations and various administrative functions in the

Americas and European regions. In addition, we have vacated or plan to vacate several buildings and are holding these buildings and related assets for sale. This plan resulted in an impairment charge of $8.7 million to write-down these assets to fair value less the cost to sell these assets. The fair value of the asset groupings was determined using various valuation techniques.

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 5 of the Notes to Consolidated Financial Statements.

During fiscal 2009, we recorded an impairment charge of $16.3 million to our indefinite lived intangible assets on lower projected future revenue and profit growth in the Automation & Electrical business unit of our Custom & Electrical segment.

Goodwill

Fiscal 2009 income from operations included goodwill impairment charges of $264.1 million. We recorded $93.1 million and $171.0 million goodwill impairment charges in the Transportation business unit of our Connector segment and Automation & Electrical business unit of our Custom & Electrical segment, respectively. The economic downturn had a negative impact on the business units’ operating results. The potential liquidity risk extended our estimate for the automotive industry’s economic recovery and our Automation & Electrical business unit’s results were not recovering in line with other business units. These factors resulted in lower growth and profit expectations for these business units, which resulted in the goodwill impairment charges.

Other Income (net)

Other income consists primarily of net interest income, investment income and currency exchange gains or losses. Currency exchange gains for fiscal 2009 were $11.8 million. The increase in currency exchange gains in fiscal 2009 was due to a stronger U.S. dollar and Japanese yen against most other currencies. Prior to fiscal 2009, currency gains and losses were classified as selling, general and administrative expense. We recognized a $9.3 million and $6.7 million exchange losses in fiscal 2008 and 2007, respectively.

Effective Tax Rate

The effective tax rate for the three years ended June 30, was as follows:

	2009	2008	2007

Effective tax rate	(0.8)%	36.4%	28.8%

The effective tax rate for fiscal 2009 was negative due to (1) a second quarter charge of $93.1 million to impair goodwill for which no tax benefit is available, (2) a fourth quarter charge of $171.0 million to impair goodwill for which no tax benefit is available, (3) increases in tax reserves based on evaluation of certain tax positions taken, and (4) tax losses generated in non-US jurisdictions for which no tax benefit has been recognized. The effective tax rate in fiscal 2008 was higher than fiscal 2007 due to changes in foreign tax credit estimates and carryforwards.

Results by Product Segment

During fiscal 2009, we reorganized our operations, which changed the configuration of our reportable segments into the Connector and Custom & Electrical segments. Our former Transportation segment was operationally merged into the Connector segment under the direction of one global Executive Vice President.

Connector.  The following table sets forth the change in net revenue for fiscal years 2009 and 2008 (dollars in thousands):

	2009	2008

Net revenue for prior year	$2,377,584	$2,357,688
Components of net revenue increase (decrease):
Organic net revenue decline	(614,321)	(104,637)
Currency translation	18,572	124,533
Acquisitions	7,304	—

Total change in net revenue from prior year	(588,445)	19,896

Net revenue for current year	$1,789,139	$2,377,584

Organic net revenue decline as a percentage of net revenue for prior year	(25.8)%	(5.4)%

The Connector segment sells primarily to the telecommunications, data, automotive and consumer markets, which are discussed above. Segment revenue decreased in fiscal 2009 with currency translation partially offsetting an organic revenue decline. Connector organic revenue decreased in fiscal 2009 primarily due to the significant drop in consumer spending in the current economic conditions, particularly the mobile phone sector of the telecommunications market and the automotive market. Connector organic revenue decreased in fiscal 2008 primarily due to general weakness in these markets, particularly the mobile phone sector. Additionally, price erosion, which is generally higher in the Connector segment compared with our other segments, was 4.6% and 5.7% in fiscal 2009 and 2008, respectively. We also completed an asset purchase of a company in Japan during fiscal 2009.

The following table sets forth information on income from operations and operating margins for fiscal years 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Income (loss) from operations	$(125,604)	$322,226	$365,654
Operating margin	(7.0)%	17.1%	19.4%

Connector segment income from operations decreased in fiscal 2009 compared with the prior year periods due to the decrease in revenue and a goodwill impairment charge. Fiscal 2009 income from operations was unfavorably impacted by restructuring charges of $93.9 million and a goodwill impairment charge of $93.1 million in our Transportation business unit due to lower projected future revenue and profit. The sharp decline was partially offset by reduced selling, general and administrative expenses against the prior year periods.

Custom & Electrical.  The following table sets forth net revenue for fiscal years 2009 and 2008 (dollars in thousands):

	2009	2008

Net revenue for prior year	$941,365	$892,756
Components of net revenue increase:
Organic net revenue (decline) growth	(147,648)	4,455
Currency translation	(13,359)	44,154
Acquisition	10,243	—

Total change in net revenue from prior year	(150,764)	48,609

Net revenue for current year	$790,601	$941,365

Organic net revenue (decline) growth as a percentage of net revenue for prior year	(15.7)%	0.5%

The sale of Custom and Electrical segment’s products is concentrated in the industrial, telecommunications and data markets. Custom and Electrical segment revenue declined in fiscal 2009 due to the decline in these markets discussed above. We also acquired a flexible circuit manufacturing business during fiscal 2009.

The following table sets forth income from operations and operating margins for the fiscal years 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Income (loss) from operations	$(152,443)	$97,393	$54,955
Operating margin	(19.3)%	10.3%	6.2%

Segment operating income decreased in fiscal 2009 from prior years due to slowing global demand and impairment charges for goodwill and intangible assets. Fiscal 2009 income from operations was unfavorably impacted by restructuring charges of $23.0 million, and a goodwill impairment charge of $171.0 million and intangible asset impairment charge of $16.3 million in our Automation & Electrical business unit due to lower projected future revenue and profit. Demand in our Automation & Electrical business unit declined significantly due to our customers’ global excess manufacturing capacity. Segment operating income increased in fiscal 2008 compared with 2007 due to efficiencies achieved with the Woodhead integration and an increase in revenue in the telecommunications market.

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $467.9 million and $509.8 million at June 30, 2009 and 2008, respectively, of which approximately $457.4 million was in non-U.S. accounts as of June 30, 2009. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. income tax.

Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Long-term debt and obligations under capital leases totaled $242.1 million and $151.8 million at June 30, 2009 and 2008, respectively. We had available lines of credit totaling $282.5 million at June 30, 2009, including a $195.0 million committed, unsecured, three-year revolving credit facility with $170.0 million available as of June 30, 2009.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2009	2008	2007

Cash provided from operating activities	$369,898	$479,134	$451,434
Cash used for investing activities	(253,086)	(218,156)	(446,129)
Cash (used for) provided by financing activities	(155,582)	(197,306)	28,529
Effect of exchange rate changes on cash	(12,030)	33,474	11,712

Net (decrease) increase in cash and cash equivalents	$(50,800)	$97,146	$45,546

Operating Activities

Cash provided from operating activities in fiscal 2009 decreased by $109.2 million from the prior year due mainly to lower revenue and income, partially offset by a related decline in working capital needs in fiscal 2009 compared with fiscal 2008. Working capital is defined as current assets minus current liabilities. Net income in fiscal 2009 included non-cash impairment charges approximating $308.0 million. Our restructuring accrual as of June 30, 2009 was $69.9 million, which we expect to reduce through cash outlays during fiscal 2010 and 2011. In addition, we anticipate additional cash outlays of approximately $30.0 million during fiscal 2010 and 2011 related to restructuring charges that we expect to recognize in fiscal 2010.

Cash provided from operating activities in fiscal 2008 increased by $27.7 million from fiscal 2007 due primarily to lower use of funds to finance working capital needs in fiscal 2008 compared with fiscal 2007, partially offset by lower net income.

Investing Activities

During fiscal 2009, we completed the acquisition of two companies and a joint venture in cash transactions approximating $74.8 million. We recorded additional goodwill of $27.9 million in connection with the acquisitions. The purchase price allocation for the acquisitions is substantially complete. On July 19, 2007, we completed an acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. On August 9, 2006, we completed the acquisition of Woodhead in an all cash transaction for approximately $238.1 million, including the assumption of debt and net of cash acquired.

Capital expenditures declined $56.7 million and $62.2 million during fiscal 2009 and fiscal 2008, respectively, compared with prior year periods. The decrease in capital expenditures reflects our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth.

Cash flow from investing activities also includes net purchases of marketable securities of $13.2 million in fiscal 2009, and proceeds in the amount of $46.8 million in fiscal 2008 and $71.2 million in fiscal 2007. Our marketable securities generally have a term of less than one year. Our investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities.

Financing Activities

On June 25, 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility. Borrowings were $25.0 million as of June 30, 2009, which was used to pay down other uncommitted debt balances.

On August 1, 2008, our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock through June 30, 2009. We purchased shares of Common Stock and Class A Common Stock totaling 4.5 million shares, 8.0 million shares and 1.2 million shares during fiscal years 2009, 2008 and 2007, respectively. The aggregate cost of these purchases was $76.3 million, $199.6 million and $34.9 million in fiscal years 2009, 2008 and 2007, respectively.

In order to fund stock repurchases during fiscal 2008, we borrowed $125.0 million on our unsecured lines of credit, $75.0 million of which was repaid during fiscal 2008. In order to fund the cash portion of our investment in Woodhead made during fiscal 2007, we entered into two term notes aggregating 15 billion Japanese yen ($141.3 million) and borrowed $44.0 million on our unsecured lines of credit that was repaid the same year. The term notes are due in September 2009, with weighted-average fixed interest rates approximating 1.3%. We plan to refinance the term notes upon their expiration in September 2009.

Sources of Liquidity

We believe we have sufficient cash balances and cash flow to support our planned growth. As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may affect our cash requirements and debt balances.

We had available lines of credit totaling $307.5 million at June 30, 2009 expiring between 2009 and 2013. On June 25, 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility with interest rates equivalent to the London interbank offered rate (LIBOR) plus 250 basis points. The revolving line of credit also includes an accordion feature allowing us to increase the balance of the credit line by an amount not to exceed $75.0 million. The current portion of our long-term debt as of June 30, 2009 consists principally of three unsecured term loans approximating 20 billion Japanese yen ($208.0 million) due in September 2009, with weighted-average fixed interest rates approximating 1.3%. We plan to refinance the term notes upon their expiration in September 2009. Our long-term debt approximates $30.3 million, including an outstanding balance of $25.0 million on the revolving credit line at June 30, 2009. Our remaining long-term debt generally consists of mortgages and industrial development bonds with interest rates ranging from 5.9% to 7.8% and maturing through 2013. Certain assets, including land, buildings and equipment, secure our long-term debt. Principal payments on long-term debt obligations, including interest, are due as follows: fiscal 2010, $208.9 million; fiscal 2011, $3.9 million; fiscal 2012, $25.6 million; fiscal 2013, $0.6 million; and thereafter, $0.1 million.

The instrument governing our credit facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. Our credit facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of June 30, 2009, we were in compliance with all of these covenants.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at June 30, 2009, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$33,648	$12,367	$14,294	$3,722	$3,265
Capital lease obligations	3,108	2,060	1,046	2	—
Other long-term liabilities	14,512	3,520	1,335	239	9,418
Debt obligations	238,946	208,635	30,279	32	—

Total(1)	$290,214	$226,582	$46,954	$3,995	$12,683

(1)	Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below. Debt and capital lease obligations include interest payments.

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

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $117.3 million at June 30, 2009.

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

We periodically assess the carrying value of our deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made. We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $70 million at June 30, 2009. Entities with net operating losses were able to utilize $0.3 million of these losses during fiscal 2009.

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

The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2009, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease)		Increase (Decrease)
	in PBO		in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Discount rate change:
Increase 50 basis points	$(4,024)	$(8,534)	$(279)	$(132)
Decrease 50 basis points	4,491	9,649	287	141
Expected rate of return change:
Increase 100 basis points	N/A	N/A	(600)	(723)
Decrease 100 basis points	N/A	N/A	600	723

Other Postretirement Benefits

We have retiree health care plans that cover the majority of our U.S. employees. There are no significant postretirement health care benefit plans outside of the U.S. The health care cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation (APBO) and retiree health care benefit expense. The effects of the indicated increase and decrease in the discount rate assumption for our retiree healthcare plans as of June 30, 1009, assuming no change in benefit levels is shown below (in thousands):

	Increase (Decrease)
	Total Annual Service	Increase (Decrease)
	and Interest Cost	in APBO

Increase 100 basis points:	$708	$4,882
Decrease 100 basis points:	(588)	(4,095)

Stock Options

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of the option using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

Fair Value of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS 157 as of June 30, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale and trading securities	$52,401	$52,401	$—	$—
Derivative financial instruments, net	2,601	—	2,601	—

Total	$55,002	$52,401	$2,601	$—

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

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 5 of the Notes to Consolidated Financial Statements. See also “Forward-Looking Statements.”

Other-Than-Temporary Impairments (OTTI)

For available-for-sale securities, we presume an OTTI decline in value if the quoted market price of the security is 20% or more below the investment’s cost basis for a continuous period of six months or more. However, the presumption of an OTTI decline in value may be overcome if there is persuasive evidence indicating that the decline is temporary in nature. For investments accounted for under the equity method, we evaluate all known quantitative and qualitative factors in addition to quoted market prices in determining whether an OTTI decline in value exists. Factors that we consider important in evaluating for a potential OTTI, include historical operating performance, future financial projections, business plans for new products or concepts and strength of balance sheet.

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

We have based our forward looking statements on our management’s beliefs and assumptions based on information available to them at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, restructuring and other cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at June 30, 2009 and 2008.

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

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into

U.S. dollars resulting in increased net revenue of $5.2 million and increased income from operations of $1.7 million for 2009, compared with the estimated results for 2008 using the average rates for 2008.

Our $43.2 million of marketable securities at June 30, 2009 are principally invested in time deposits.

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

Molex Incorporated

Molex Incorporated

Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$424,707	$475,507
Marketable securities	43,234	34,298
Accounts receivable, less allowances of $32,593 in 2009 and $40,243 in 2008	528,907	740,827
Inventories	354,337	458,295
Deferred income taxes	27,939	23,444
Prepaid expenses	68,449	50,589

Total current assets	1,447,573	1,782,960
Property, plant and equipment, net	1,080,417	1,172,395
Goodwill	128,494	373,623
Non-current deferred income taxes	89,332	62,521
Other assets	196,341	208,038

Total assets	$2,942,157	$3,599,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$224,340	$66,687
Accounts payable	266,633	350,413
Accrued expenses:
Salaries, commissions and bonuses	55,109	74,689
Restructuring	69,928	19,842
Other	93,392	64,683
Income taxes payable	4,750	73,124

Total current liabilities	714,152	649,438
Other non-current liabilities	21,862	21,346
Accrued pension and other postretirement benefits	113,268	105,574
Long-term debt	30,311	146,333

Total liabilities	879,593	922,691
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 112,204 shares issued at 2009 and 112,195 shares issued at 2008	5,610	5,610
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 110,468 shares issued at 2009 and 109,841 shares issued at 2008	5,523	5,492
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at 2009 and 2008	5	5
Paid-in capital	601,459	569,046
Retained earnings	2,355,991	2,785,099
Treasury stock (Common Stock, 16,644 shares at 2009 and 13,744 shares at 2008; Class A Common Stock, 32,789 shares at 2009 and 30,948 shares at 2008), at cost	(1,089,322)	(1,009,021)
Accumulated other comprehensive income	183,298	320,615

Total stockholders’ equity	2,062,564	2,676,846

Total liabilities and stockholders’ equity	$2,942,157	$3,599,537

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007

Net revenue	$2,581,841	$3,328,347	$3,265,874
Cost of sales	1,925,664	2,314,112	2,249,166

Gross profit	656,177	1,014,235	1,016,708
Selling, general and administrative	586,702	665,038	658,289
Restructuring costs and asset impairments	151,531	31,247	36,869
Goodwill impairments	264,140	—	—

Total operating expenses	1,002,373	696,285	695,158

Income (loss) from operations	(346,196)	317,950	321,550
Interest income, net	1,961	9,192	8,582
Other income (loss)	25,347	11,506	8,125

Total other income, net	27,308	20,698	16,707

Income (loss) before income taxes	(318,888)	338,648	338,257
Income taxes	2,399	123,211	97,489

Net (loss) income	$(321,287)	$215,437	$240,768

Earnings (loss) per share:
Basic	$(1.84)	$1.19	$1.31
Diluted	$(1.84)	$1.19	$1.30
Average common shares outstanding:
Basic	174,598	180,474	183,961
Diluted	174,598	181,395	185,565

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2009	2008	2007

Operating activities:
Net (loss) income	$(321,287)	$215,437	$240,768
Add (deduct) non-cash items included in net income (loss):
Depreciation and amortization	251,902	252,344	237,912
Goodwill impairment	264,140	—	—
Asset write-downs included in restructuring costs	41,376	13,599	8,667
(Gain) loss on investments	(143)	111	(1,154)
Deferred income taxes	(26,606)	31,096	20,998
Loss on sale of property, plant and equipment	2,478	296	1,800
Share-based compensation	26,508	24,249	27,524
Other non-cash items	(8,124)	(6,778)	23,373
Changes in assets and liabilities, excluding effects of foreign currency adjustments and acquisitions:
Accounts receivable	201,080	478	27,913
Inventories	95,529	(26,240)	(16,514)
Accounts payable	(84,502)	34,197	(57,479)
Other current assets and liabilities	(24,967)	(45,798)	(60,421)
Other assets and liabilities	(47,486)	(13,857)	(1,953)

Cash provided from operating activities	369,898	479,134	451,434

Investing activities:
Capital expenditures	(177,943)	(234,626)	(296,861)
Proceeds from sales of property, plant and equipment	9,574	14,978	9,946
Proceeds from sales or maturities of marketable securities	29,549	811,724	4,856,301
Purchases of marketable securities	(42,751)	(764,966)	(4,785,080)
Acquisitions, net of cash acquired	(74,789)	(42,503)	(238,072)
Other investing activities	3,274	(2,763)	7,637

Cash used for investing activities	(253,086)	(218,156)	(446,129)

Financing activities:
Proceeds from revolving credit facility and short-term loans	245,000	139,590	44,000
Payments on revolving credit facility	(295,000)	(75,000)	(44,000)
Proceeds from issuance of long-term debt	78,060	—	131,045
Payments of long-term debt	(1,827)	(1,948)	(26,937)
Cash dividends paid	(99,640)	(74,598)	(55,176)
Exercise of stock options	1,692	16,732	15,416
Excess tax benefits from share-based compensation	1,693	1,677	1,714
Purchase of treasury stock	(76,342)	(199,583)	(34,889)
Other financing activities	(9,218)	(4,176)	(2,644)

Cash (used for) provided from financing activities	(155,582)	(197,306)	28,529
Effect of exchange rate changes on cash	(12,030)	33,474	11,712

Net (decrease) increase in cash and cash equivalents	(50,800)	97,146	45,546
Cash and cash equivalents, beginning of year	475,507	378,361	332,815

Cash and cash equivalents, end of year	$424,707	$475,507	$378,361

Supplemental cash flow information:
Interest paid	$5,487	$3,599	$2,857
Income taxes paid	$83,904	$64,641	$96,531

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Years Ended June 30,
	2009	2008	2007

Common stock	$11,138	$11,107	$11,020

Paid-in capital:
Beginning balance	$569,046	$520,037	$442,586
Stock-based compensation	26,508	24,249	27,524
Exercise of stock options	4,183	22,738	37,101
Issuance of stock awards	1,586	1,743	2,059
Reclass of directors’ deferred compensation plan	—	—	6,059
Other	136	279	4,708

Ending balance	$601,459	$569,046	$520,037

Retained earnings:
Beginning balance	$2,785,099	$2,650,470	$2,464,889
Net (loss) income	(321,287)	215,437	240,768
Dividends	(106,110)	(80,756)	(55,205)
Other	(1,711)	(52)	18

Ending balance	$2,355,991	$2,785,099	$2,650,470

Treasury stock:
Beginning balance	$(1,009,021)	$(799,894)	$(743,219)
Purchase of treasury stock	(76,342)	(199,583)	(34,889)
Exercise of stock options	(3,959)	(9,544)	(21,801)
Other	—	—	15

Ending balance	$(1,089,322)	$(1,009,021)	$(799,894)
Accumulated other comprehensive income, net of tax:
Beginning balance	$320,615	$141,398	$106,713
Translation adjustments	(115,029)	165,706	51,009
Pension adjustments, net of tax	(22,137)	3,309	(3,135)
Adjustment for initially applying SFAS No. 158, net of tax	—	—	(17,965)
Unrealized investment gain (loss), net of tax	(151)	10,202	4,776

Ending balance	$183,298	$320,615	$141,398

Total stockholders’ equity	$2,062,564	$2,676,846	$2,523,031

Comprehensive (loss) income, net of tax:
Net (loss) income	$(321,287)	$215,437	$240,768
Translation adjustments	(101,945)	165,706	51,009
Pension adjustments, net of tax	(35,221)	3,309	(3,135)
Unrealized investment gain, net of tax	(151)	10,202	4,776

Total comprehensive (loss) income, net of tax	$(458,604)	$394,654	$293,418

See accompanying notes to consolidated financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 43  manufacturing locations in 18 countries.

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

No mark-to-market adjustments were required during fiscal years 2009, 2008 or 2007 because the carrying value of the securities approximated the market value. Proceeds from sales of available-for-sales securities, excluding maturities, during fiscal years 2008 and 2007 were $194.3 million and $273.1 million, respectively. There were no associated gains or losses on these sales. We did not liquidate any available-for-sales securities prior to maturity in fiscal 2009.

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

Our goodwill impairment reviews require a two-step process. The first step of the review compares the estimated fair value of the reporting unit against its aggregate carrying value, including goodwill. We estimate the fair value of our segments using the income and market methods of valuation, which includes the use of estimated discounted cash flows. Based on this analysis, if we determine the carrying value of the segment exceeds its fair value, then we complete the second step to determine the fair value of net assets in the segment and quantify the amount of goodwill impairment.

Other-Than-Temporary Impairments (OTTI)

For available-for-sale securities, we presume an OTTI decline in value if the quoted market price of the security is 20% or more below the investment’s cost basis for a continuous period of six months or more. However, the presumption of an OTTI decline in value may be overcome if there is persuasive evidence indicating that the decline is temporary in nature. For investments accounted for

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

under the equity method, we evaluate all known quantitative and qualitative factors in addition to quoted market prices in determining whether an OTTI decline in value exists. Factors that we consider important in evaluating for a potential OTTI, include historical operating performance, future financial projections, business plans for new products or concepts and strength of balance sheet.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Research and Development

Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $159.2 million, $163.7 million and $159.1 million in fiscal 2009, 2008 and 2007, respectively.

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

Derivative Instruments and Hedging Activities

We use derivative instruments primarily to hedge activities related to specific foreign currency cash flows and commodity purchases. We had no material derivatives outstanding at June 30, 2009 or 2008. The net impact of gains and losses on such instruments was not material to the results of operations for fiscal 2009, 2008 and 2007.

Stock-Based Compensation

We have granted nonqualified and incentive stock options and restricted stock to our directors, officers and employees under our stock plans pursuant to the terms of such plans.

Accounting Changes

Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (FIN 48) effective July 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The adoption of FIN 48 did not have a material impact on our statement of financial position or results of operations.

Pension and Postretirement Medical Benefit Plans

Effective for fiscal 2007, we adopted the provisions of SFAS No. 158 “Employers’ accounting for defined benefit pension and other postretirement plans.” SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the consolidated balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year-end in fiscal 2009. The adoption of the measurement date provision of SFAS No. 158 did not have a material impact on our statement of financial position or results of operations.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs expensed in periods after the acquisition date. SFAS No. 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. We are required to adopt SFAS No. 141R effective July 1, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than us in the consolidated financial statements within the equity section but separate from the equity. It also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (2) changes in ownership interest be accounted for similarly, as equity transactions, and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for us on July 1, 2009. We are currently evaluating the requirements of SFAS No. 160 but do not expect it to have a material impact on our financial statements.

Fair Value

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

Pension and Postretirement Medical Benefit Plans

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FAS 132R-1). FAS No. 132R-1 requires disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for us on July 1, 2009. The adoption of FAS No. 132R-1 will result in enhanced disclosures, but will not otherwise have an impact on our financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

	2009	2008	2007

Net (loss) income	$(321,287)	$215,437	$240,768

Basic average common shares outstanding	174,598	180,474	183,961
Effect of dilutive stock options	—	921	1,604

Diluted average common shares outstanding	174,598	181,395	185,565

Earnings (loss) per share:
Basic	$(1.84)	$1.19	$1.31
Diluted	$(1.84)	$1.19	$1.30

Excluded from the computations above were anti-dilutive shares of 9.2 million, 5.2 million and 1.9 million in fiscal 2009, 2008 and 2007, respectively.

4.	Acquisitions

During fiscal 2009, we completed the acquisition of two companies and a joint venture in cash transactions approximating $74.8 million. We recorded additional goodwill of $27.9 million in connection with the acquisitions. The purchase price allocation for the acquisitions is substantially complete.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Woodhead at the date of acquisition (in thousands). Goodwill is non-deductible for tax purposes. The majority of goodwill from this transaction was impaired during fiscal 2009 (see Note 8).

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

5.	Restructuring Costs and Asset Impairments

Restructuring costs and asset impairments consist of the following (in thousands):

	2009	2008	2007	Total

Severance costs	$110,155	$17,648	$26,702	$154,505
Asset impairments	21,128	13,599	8,667	43,394

Restructuring costs	131,283	31,247	35,369	197,899
Intangible asset impairments	16,300	—	—	16,300
Other charges	3,948	—	1,500	5,448

Total restructuring charges and asset impairments	$151,531	$31,247	$36,869	$219,647

Molex Restructuring Plans

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs, increase efficiencies and to improve customer service and return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

activities at these plants to other lower-cost facilities. Restructuring costs during fiscal 2009 was $131.3 million, consisting of $110.2 million of severance costs and $21.1 million for asset impairments. The cumulative expense since we announced the restructuring plan totals $197.9 million.

We expect to incur total restructuring and asset impairment costs related to these actions ranging from $240 to $250 million, of which the impact on each segment will be determined as the actions become more certain. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest additions to the restructuring actions, which included reorganization of our global product divisions. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings ranging from $190 to $210 million.

In 2009, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 6,600 employees, resulting in a charge of $110.2 million. A large part of these employee terminations resulted from plant closings in Europe and Asia. We recognized asset impairment charges of $41.4 million to write-down assets to fair value less the cost to sell.

In 2008, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 900 employees, resulting in a charge of $17.6 million. A large part of these employee terminations occurred in our corporate headquarters and U.S. and Mexican manufacturing operations. In accordance with our planned restructuring actions, we recorded additional asset impairment charges of $13.6 million to write-down assets to fair value less the cost to sell.

In 2007, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 335 employees. A substantial majority of these employee terminations occurred within our Ireland manufacturing operations and various administrative functions in the Americas and European regions. In addition, we have vacated or plan to vacate several buildings and are holding these buildings and related assets for sale. This plan resulted in an impairment charge of $8.7 million to write-down these assets to fair value less the cost to sell these assets. The fair value of the asset groupings was determined using various valuation techniques.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

A summary of the restructuring charges and asset impairments for the fiscal years ended June 30 is summarized as follows (in thousands):

	2009	2008	2007

Connector:
Severance costs	$73,658	$3,154	$6,674
Asset impairments	18,468	11,380	2,732
Other	1,750	—	—

Total	$93,876	$14,534	$9,406

Custom & Electrical:
Severance costs	$22,483	$3,144	$8,721
Asset impairments	529	193	3,485
Other	16,300	—	—

Total	$39,312	$3,337	$12,206

Corporate and Other:
Severance costs	$14,014	$11,350	$11,307
Asset impairments	2,131	2,026	2,450
Other	2,198	—	1,500

Total	$18,343	$13,376	$15,257

Total:
Severance costs	$110,155	$17,648	$26,702
Asset impairments	21,128	13,599	8,667
Other	20,248	—	1,500

Total	$151,531	$31,247	$36,869

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Changes in the accrued severance balance are summarized as follows (in thousands):

	Restructuring Plans
	Molex	Woodhead	Total

Balance at June 30, 2006	$15,941	$—	$15,941
Charges to expense	26,702	—	26,702
Purchase accounting allocation	—	3,999	3,999
Cash payments	(11,788)	(30)	(11,818)
Non-cash related costs	(2,659)	—	(2,659)

Balance at June 30, 2007	$28,196	$3,969	$32,165
Charges to expense	20,711	655	21,366
Cash payments	(31,481)	(3,498)	(34,979)
Non-cash related costs	1,368	(78)	1,290

Balance at June 30, 2008	$18,794	$1,048	$19,842
Charges to expense	110,155	—	110,155
Cash payments	(55,168)	(535)	(55,703)
Non-cash related costs	(3,897)	(469)	(4,366)

Balance at June 30, 2009	$69,884	$44	$69,928

6.	Inventories

Inventories, less allowances of $41.0 million at June 30, 2009 and $42.8 million at June 30, 2008, consisted of the following (in thousands):

	2009	2008

Raw materials	$58,720	$81,407
Work in progress	113,782	144,683
Finished goods	181,835	232,205

Total inventories	$354,337	$458,295

7.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following (in thousands):

	2009	2008

Land and improvements	$68,262	$69,104
Buildings and leasehold improvements	692,108	663,524
Machinery and equipment	1,625,312	1,641,110
Molds and dies	761,748	754,589
Construction in progress	67,249	115,763

Total	3,214,679	3,244,090
Accumulated depreciation	(2,134,262)	(2,071,695)

Net property, plant and equipment	$1,080,417	$1,172,395

Depreciation expense for property, plant and equipment was $245.5 million, $246.9 million and $232.8 million in fiscal 2009, 2008 and 2007, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

8.	Goodwill

At June 30, changes to goodwill were as follows (in thousands):

	2009	2008

Beginning balance	$373,623	$334,791
Additions	28,605	29,147
Impairment	(264,140)	—
Foreign currency translation	(9,594)	9,685

Ending balance	$128,494	$373,623

On July 1, 2008, we completed the acquisition of a flexible circuit company and recorded additional goodwill of $24.4 million. On December 19, 2008, we completed an asset purchase of a company in Japan and have initially recorded additional goodwill of $3.5 million. The purchase price allocation for these acquisitions is substantially complete.

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

We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 based on lower projected future revenue and profit growth in the Transportation business unit of our Connector segment. We determined that there were indicators of impairment resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the business unit’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery. These factors resulted in lower growth and profit expectations for the business unit, which resulted in the goodwill impairment charge.

We recorded a $171.0 million goodwill impairment charge during the fourth quarter of fiscal 2009 based on lower projected future revenue and profit growth in the Automation & Electrical business unit of our Custom & Electrical segment. The economic downturn had a negative impact on the business unit’s operating results and it became evident during the fourth quarter that the business unit’s operating results were not recovering in line with the other operating segments due to our customers’ global excess capacity. These factors resulted in lower growth and profit expectations for the business unit, which resulted in the goodwill impairment charge.

9.	Other Intangible Assets

All of the Company’s intangible assets other than goodwill are included in Other Assets. Assets with indefinite lives represent acquired trade names. The value of these indefinite-lived intangible assets was $4.3 million and $20.6 million at June 30, 2009 and June 30, 2008, respectively. During fiscal 2009, we recorded an impairment charge of $16.3 million to our indefinite lived intangible assets on lower projected future revenue and profit growth in the Automation & Electrical business unit of our Custom & Electrical segment. Intangible property assets with finite lives primarily represent customer relationships and rights acquired under technology licenses and are amortized over the periods of benefit.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of finite-lived intangible assets were as follows (in thousands):

	June 30, 2009			June 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer-related	$31,191	$(4,567)	$26,624	$24,546	$(3,120)	$21,426
Technology-based	21,403	(9,404)	11,999	19,192	(5,431)	13,761
License fees	7,660	(4,467)	3,193	9,561	(5,144)	4,417

Total	$60,254	$(18,438)	$41,816	$53,299	$(13,695)	$39,604

We estimate that we have no significant residual value related to our intangible assets.

During fiscal year 2009 and 2008, we recorded additions to intangible assets of $9.2 million and $18.0 million, respectively. The components of intangible assets acquired during fiscal years 2009 and 2008 were as follows (in thousands):

	Year Ended June 30,
	2009		2008
		Weighted		Weighted
	Carrying	Average	Carrying	Average
	Amount	Life	Amount	Life

Customer-related	$8,600	14 years	$5,900	20 years
Technology-based	400	5 years	5,800	10 years
License fees	150	5 years	4,390	5 years
Trade names	—	Indefinite	1,900	Indefinite

Total	$9,150		$17,990

Acquired intangibles are generally amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $6.3 million for fiscal year 2009, $5.5 million for fiscal year 2008, and $5.1 million for fiscal year 2007. The estimated future amortization expense related to intangible assets as of June 30, 2009 is as follows (in thousands):

Amount

2010	$5,892
2011	4,717
2012	4,690
2013	3,461
2014 and thereafter	23,056

Total	$41,816

10.	Income Taxes

Income (loss) before income taxes and minority interest for the years ended June 30, is summarized as follows (in thousands):

	2009	2008	2007

United States	$(215,328)	$133,969	$86,229
International	(103,560)	204,679	252,028

Income (loss) before income taxes	$(318,888)	$338,648	$338,257

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of income tax expense (benefit) for the years ended June 30, were as follows (in thousands):

	2009	2008	2007

Current:
U.S. Federal	$5,613	$26,211	$5,406
State	1,122	2,803	318
International	22,270	63,101	70,767

Total currently payable	$29,005	$92,115	$76,491

Deferred:
U.S. Federal	$(3,653)	$42,183	$12,579
State	759	(89)	370
International	(23,712)	(10,998)	8,049

Total deferred	(26,606)	31,096	20,998

Total income tax expense	$2,399	$123,211	$97,489

Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2009	2008	2007

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	0.8	(1.3)	(1.6)
Repatriation of foreign earnings	(1.4)	(0.5)	(4.5)
Tax examinations and settlements	—	(0.2)	(1.4)
Provision for tax contingencies	(2.5)	1.0	—
Valuation allowance	(8.3)	(0.3)	0.4
Goodwill impairment	(30.1)	—	—
State income taxes, net of Federal tax benefit	(0.2)	0.8	0.4
Foreign tax rates less than U.S. Federal rate (net)	4.3	(4.4)	(0.8)
Adjustments to foreign tax credits	—	5.1	—
Other	1.6	1.2	1.3

Effective tax rate	(0.8)%	36.4%	28.8%

The effective tax rate for fiscal 2009 was negative due to (1) a second quarter charge of $93.1 million to impair goodwill for which no tax benefit is available, (2) a fourth quarter charge of $171 million to impair goodwill for which no tax benefit is available, (3) increases in tax reserves based on evaluation of certain tax positions taken, and (4) tax losses generated in non-US jurisdictions for which no tax benefit has been recognized. The effective tax rate in fiscal 2008 was higher than fiscal 2007 due to changes in foreign tax credit estimates and carryforwards.

At June 30, 2009, we had approximately $268.0 million of non-U.S. net operating loss carryforwards. Approximately half of the non-U.S. net operating losses can be carried forward indefinitely.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2009 and 2008, we have recorded valuation allowances of $77.3 million and $38.3 million, respectively, against the non-U.S. net operating loss carryforwards.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2009	2008

Deferred tax assets:
Pension and other postretirement liabilities	$44,518	$40,339
Stock option and other benefits	23,215	24,968
Capitalized research and development	12,730	16,602
Foreign Tax Credits	3,086	—
Net operating losses	93,672	38,931
Depreciation and amortization	2,887	2,812
Inventory	13,970	15,134
Allowance for doubtful accounts	7,346	8,683
Patents	6,070	5,873
Severance	6,793	3,983
Other, net	13,793	4,261

Total deferred tax assets before valuation allowance	228,080	161,586
Valuation allowance	(77,399)	(38,289)

Total deferred tax assets	150,681	123,297
Deferred tax liabilities:
Investments	(27,877)	(25,465)
Depreciation and amortization	(5,533)	(11,867)

Total deferred tax liabilities	(33,410)	(37,332)

Total net deferred tax assets	$117,271	$85,965

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2009	2008

Net deferred taxes:
Current asset	$27,939	$23,444
Non-current asset	89,332	62,521

Total	$117,271	$85,965

We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $893 million of undistributed earnings of certain of our non-U.S. subsidiaries as of June 30, 2009. These earnings are intended to be permanently invested. It is not practicable to estimate the additional income taxes which would be paid if the permanently reinvested earnings were distributed.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, will change over the next

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

twelve months; however, we do not expect significant changes during that time. The balance of unrecognized tax benefits follows (in thousands):

	2009
	June 30	July 1

Unrecognized tax benefits	$23,509	$14,559
Portion that, if recognized, would reduce tax expense and effective tax rate	23,509	14,559

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

2008

Balance as of July 1, 2008	$14,559
Additions based on tax positions related to the current year	10,327
Additions for tax positions of prior years	4,783
Reductions for tax positions of prior years	(5,356)
Reductions due to lapse of applicable statute of limitations	(804)

Balance at June 30, 2009	$23,509

We have substantially completed all U.S. federal income tax matters for tax years through 2005. The examination of federal income tax returns for 2000, 2002 and 2003 was completed during fiscal 2009. The tax years 2004 through 2008 remain open to examination by all other major taxing jurisdictions to which we are subject.

It is our practice to recognize interest or penalties related to income tax matters in tax expense. As of June 30, 2009, there were no material interest or penalty amounts to accrue.

11.	Profit Sharing, Pension and Post Retirement Medical Benefit Plans

Profit Sharing Plans

We provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $2.3 million, $17.2 million and $15.4 million were charged to operations during fiscal 2009, 2008 and 2007, respectively.

Pension Plans

We sponsor and/or contribute to pension plans, including defined benefit plans, covering substantially all U.S. plant hourly employees and certain employees in non-U.S. subsidiaries. The benefits are primarily based on years of service and the employees’ compensation for certain periods during their last years of employment. Our pension obligations are measured as of June 30 for all plans. Non-U.S. plans are primarily in France, Germany, Ireland, Japan, Korea and Taiwan.

Post Retirement Medical Benefit Plans

We have retiree health care plans that cover the majority of our U.S. employees. Employees hired before January 1, 1994 may become eligible for these benefits if they reach age 55, with age plus years of service equal to 70. Employees hired after January 1, 1994 may become eligible for these benefits if they reach age 60, with age plus years of service equal to 80. The cost of retiree health care is accrued over the period in which the employees become eligible for such benefits. We continue to fund benefit costs primarily as claims are paid. We discontinued the plans in January 2009

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

for all employees who were not within 10 years of qualifying. There are no significant postretirement health care benefit plans outside of the U.S.

Benefit Obligation and Plan Assets

The accumulated benefit obligations as of June 30, were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Accumulated benefit obligation	$49,758	$47,609	$101,084	$99,677	$36,781	$46,779

The changes in the benefit obligations and plan assets for the plans described above were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Change in projected benefit obligation:
Beginning benefit obligation	$52,980	$60,401	$115,436	$107,097	$46,779	$50,756
Service cost	2,404	3,380	5,872	5,783	1,741	2,923
Interest cost	3,612	3,683	4,319	4,222	2,883	3,106
Plan participants’ contributions	—	—	207	293	831	584
Actuarial loss/(gain)	(2,506)	(9,804)	8,834	(7,120)	(2,970)	(8,564)
Plan amendment	—	—	—	—	(11,958)	—
Special termination benefits	—	—	—	—	321	—
Divestitures	—	—	—	—		—
Retained Earnings Adjustment	—	—	—	—		—
Actual expenses	—	—	(86)	—		—
Effect of curtailment/settlement	(1,940)	(2,336)	(13,219)	(3,211)		—
Business combination	—	—	—	—		—
Impact of Measurement Date Change	1,504	—	—	—	1,407	—
Benefits paid to plan participants	(1,554)	(2,344)	(2,653)	(6,182)	(2,253)	(2,026)
Changes in foreign currency	—	—	(1,929)	14,554	—	—

Ending projected benefit obligation	$54,500	$52,980	$116,781	$115,436	$36,781	$46,779

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Change in plan assets:
Beginning fair value of plan assets	$58,840	$57,311	$66,463	$61,019	$—	$—
Actual return on plan assets	(11,707)	623	(14,069)	(9,505)	—	—
Employer contributions	4,472	3,250	14,388	12,340	1,422	1,573
Settlements	(1,486)	—	(12,776)	—	—	—
Contributions to fund termination benefits	—	—	—	—	—	—
Divestitures	—	—	—	—	—	—
Actual expenses	—	—	(86)	—	—	—
Plan participants’ contributions	—	—	207	293	831	584
Business combination	—	—	—	—	—	—
Benefits paid to plan participants	(1,554)	(2,344)	(2,653)	(6,182)	(2,253)	(2,157)
Changes in foreign currency	—	—	(4,897)	8,498	—	—

Ending fair value of plan assets	$48,565	$58,840	$46,577	$66,463	$—	$—

The funded status, the amount by which plan assets exceed (or are less than) the projected benefit obligation, was as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Funded Status	$(5,935)	$5,860	$(70,204)	$(48,973)	$(36,781)	$(46,779)

The amounts recognized in the consolidated balance sheets were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Prepaid expenses	$—	$7,275	$—	$8,406	$—	$—
Accrued pension and other post retirement benefits	(5,935)	(1,415)	(70,204)	(57,379)	(36,781)	(46,779)
Accumulated other comprehensive income	12,894	(1,426)	41,932	20,160	(2,672)	7,695

Net amount recognized	$6,959	$4,434	$(28,272)	$(28,813)	$(39,453)	$(39,084)

The amounts comprising accumulated other comprehensive income before taxes were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Net transition liability	$—	$—	$167	$224	$—	$—
Net actuarial (gain) loss	12,880	(1,447)	39,215	16,967	9,804	13,750
Net prior service costs	14	21	2,550	2,969	(12,476)	(6,055)

Defined benefit plans, net	$12,894	$(1,426)	$41,932	$20,160	$(2,672)	$7,695

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The net loss recognized in other comprehensive income was $38.2 million in fiscal 2009.

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

			Non-U.S.
	U.S. Pension		Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	7.0%	6.9%	3.8%	4.0%	6.9%	6.9%
Rate of compensation increase	3.5%	3.7%	3.4%	3.4%	—	—
Health care cost trend	—	—	—	—	9.0%	10.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2017	2013

For the postretirement medical benefit plan, a one-percentage point change in the assumed health care cost trend rates would have the following effect (in thousands):

	2009	2008	2007

Effect on total service and interest cost:
Increase 100 basis points	$708	$1,219	$1,287
Decrease 100 basis points	(588)	(968)	(1,014)
Effect on benefit obligation:
Increase 100 basis points	$4,882	$7,987	$9,057
Decrease 100 basis points	(4,095)	(6,452)	(7,270)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	6.9%	6.2%	4.0%	3.8%	6.9%	6.2%
Expected return on plan assets	8.3%	8.2%	5.8%	6.5%	—	—
Rate of compensation increase	3.7%	3.7%	3.4%	3.5%	—	—
Health care cost trend	—	—	—	—	9.0%	10.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2017	2012

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

the pension assets. We estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

Net Periodic Benefit Cost

The components of net periodic benefit cost for our plans consist of the following for the years ended June 30 (in thousands):

							Postretirement
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Medical Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$2,404	$3,380	$2,687	$5,872	$5,783	$5,531	$1,741	$2,923	$2,329
Interest cost	3,612	3,683	2,962	4,319	4,222	3,700	2,883	3,106	2,629
Expected return on plan assets	(4,789)	(4,652)	(3,939)	(3,345)	(4,306)	(2,901)	—	—	—
Amortization of prior service cost	4	4	4	257	232	218	(1,354)	(667)	(676)
Amortization of unrecognized transition obligation	—	—	—	40	43	40	—	—	—
Recognized actuarial losses	—	—	—	647	362	176	818	1,257	1,102
Curtailment / settlement loss (gain)	158	(2,356)	(12)	3,606	(3,209)	—	(3,702)	132	278

Net periodic benefit cost	$1,389	$59	$1,702	$11,396	$3,127	$6,764	$386	$6,751	$5,662

The amount of accumulated other comprehensive income that was reclassified as a component of net period benefit cost in fiscal 2009 was $0.4 million. The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in fiscal 2010 is $1.5 million.

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

	2009		2008
		Non-U.S.		Non-U.S.
	U.S. Plan	Plan	U.S. Plan	Plan
	Assets	Assets	Assets	Assets

Asset category:
Equity	65%	58%	65%	64%
Bonds	35%	29%	35%	19%
Other	—	13%	—	17%

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Funding Expectations

Expected funding for the U.S. pension plan and other postretirement benefit plans for fiscal 2010 is approximately $3.0 million and $1.5 million, respectively. Expected funding for the non-U.S. plans during fiscal 2010 is approximately $12.3 million.

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $13.0 million in any year through 2019.

Curtailments

In fiscal 2009, we recognized a $1.6 million reduction in cost of sales and a $2.1 million reduction in selling, general and administrative expense due mainly to a curtailment adjustment in our postretirement benefit plan as a result of reducing the number of employees eligible for retiree medical coverage. Separately, we also recognized in fiscal 2009 $3.8 million in restructuring costs resulting from curtailment and settlement adjustments for the early termination of participants in connection with the ongoing restructuring plan.

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

12.	Debt

We had available lines of credit totaling $282.5 million at June 30, 2009 expiring between 2009 and 2013. On June 25, 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility that matures in June 2012. Borrowings under our credit facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 250 basis points as of June 30, 2009. The credit facility includes an accordion feature allowing us to increase the balance of the credit line by an amount not to exceed $75.0 million upon satisfaction of certain conditions. The instrument governing our credit facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. Our credit facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of June 30, 2009, we were in compliance with all of these covenants.

The current portion of our long-term debt as of June 30, 2009 consists principally of three unsecured term loans approximating 20 billion Japanese yen ($208.0 million) due in September 2009, with weighted-average fixed interest rates approximating 1.3%. We plan to refinance the term upon their expiration in September 2009. Our long-term debt approximates $30.3 million, including an outstanding balance of $25.0 million on the credit facility at June 30, 2009. Our remaining long-term debt generally consists of mortgages and industrial development bonds with interest rates ranging from 5.9% to 7.8% and maturing through 2013. Certain assets, including land, buildings and equipment, secure our long-term debt. Principal payments on long-term debt obligations, including interest, are due as follows: fiscal 2010, $208.9 million; fiscal 2011, $4.0 million; fiscal 2012, $25.6 million; fiscal 2013, $0.6 million; and thereafter less than $0.1 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

13.	Operating Leases

We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below (in thousands):

Year ending June 30:
2010	$12,367
2011	6,531
2012	4,714
2013	3,049
2014	1,896
2015 and thereafter	5,091

Total lease payments	$33,648

Rental expense was $10.6 million, $10.9 million and $10.4 million in fiscal 2009, 2008 and 2007, respectively.

14.	Fair Value Measurements

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

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS 157 as of June 30, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale and trading securities	$52,401	$52,401	$—	$—
Derivative financial instruments, net	2,601	—	2,601	—

Total	$55,002	$52,401	$2,601	$—

We determine the fair value of our available for sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes pursuant to SFAS No. 133 and

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 149, which are valued based on Level 2 inputs in the SFAS 157 fair value hierarchy. The fair value of our financial instruments is determined by a mark to market valuation based on forward curves using observable market prices.

15.	Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2009.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2009.

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.

Changes in common stock for the years ended June 30 are as follows (in thousands):

			Class A
	Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Outstanding at June 30, 2006	111,297	$5,565	106,598	$5,330	34,384	$743,219
Exercise of stock options	426	21	1,890	95	705	21,801
Purchase of treasury stock	—	—	—	—	1,248	34,889
Issuance of stock awards	—	—	25	1	—	—
Other	7	1	49	2	—	(15)

Outstanding at June 30, 2007	111,730	$5,587	108,562	$5,428	36,337	$799,894
Exercise of stock options	457	23	1,210	60	376	9,543
Purchase of treasury stock	—	—	—	—	7,979	199,584
Issuance of stock awards	—	—	10	1	—	—
Other	8	—	59	3	—	—

Outstanding at June 30, 2008	112,195	$5,610	109,841	$5,492	44,692	$1,009,021
Exercise of stock options	—	—	539	27	234	3,959
Purchase of treasury stock	—	—	—	—	4,507	76,342
Issuance of stock awards	—	—	7	—	—	—
Other	9	—	81	4	—	—

Outstanding at June 30, 2009	112,204	$5,610	110,468	$5,523	49,433	$1,089,322

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

16.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	2009	2008

Foreign currency translation adjustments	$222,183	$335,793
Non-current deferred tax asset	12,734	8,637
Accumulated transition obligation	(167)	(224)
Accumulated prior service credit	9,912	3,064
Accumulated actuarial net loss	(61,899)	(29,269)
Unrealized gains on investments	535	2,614

Total	$183,298	$320,615

17.	Stock Incentive Plans

Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost was $26.5 million, $24.2 million and $27.5 million for fiscal 2009, 2008 and 2007, respectively. The income tax benefits related to share-based compensation were $9.7 million, $8.5 million and $9.6 million for fiscal 2009, 2008 and 2007, respectively.

Stock Options

For fiscal 2009, stock options that we grant to employees who are not executive officers (“non-officer employees”) are options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant with a term of 10 years. Stock options to U.S.-based non-officer employees are automatically exercised on the vesting date.

Prior to fiscal 2009, stock options granted to non-officer employees were options to purchase Class A Common Stock at an exercise price that is generally 50% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant with a term of five years. Discounted stock options to U.S.-based non-officer employees are automatically exercised on the vesting date.

The stock options that are approved for grant to executive officers and directors are generally options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the award with a term of 10 years. The total number of shares authorized for stock option grants to employees, executive officers and directors is 30.0 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

		Exercise
	Shares	Price

Outstanding at June 30, 2006	10,420	$20.02
Granted	2,264	20.65
Exercised	(2,122)	17.46
Forfeited or expired	(343)	21.93

Outstanding at June 30, 2007	10,219	$20.98
Granted	1,728	17.63
Exercised	(1,433)	15.91
Forfeited or expired	(1,111)	27.81

Outstanding at June 30, 2008	9,403	$20.38
Granted	2,573	17.95
Exercised	(343)	12.27
Forfeited or expired	(815)	23.32

Outstanding at June 30, 2009	10,818	$19.83

Exercisable at June 30, 2009	4,436	$23.32

At June 30, 2009, exercisable options had an aggregate intrinsic value of $1.0 million with a weighted-average remaining contractual life of 1.6 years. In addition, there were 6.1 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $4.9 million. Total options outstanding had an aggregate intrinsic value of $6.2 million with a weighted-average remaining contractual life of 3.5 years. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $1.7 million, $14.5 million and $10.6 million, respectively.

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of the option using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The estimated weighted-average fair values of and related assumptions for options granted were as follows:

	2009	2008	2007

Weighted-average fair value of options granted:
At market value of underlying stock	$3.91	$6.22	$9.82
At less than market value of underlying stock	$10.73	$11.36	$14.68
Assumptions:
Dividend yield	3.61%	1.95%	1.06%
Expected volatility	32.33%	27.44%	28.44%
Risk-free interest rate	2.53%	3.55%	4.79%
Expected life of option (years)	5.37	4.14	3.94

As of June 30, 2009, there were options outstanding to purchase 0.1 million shares of Common Stock and 10.7 million shares of Class A Common Stock.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock Awards

Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock. Generally, these grants vest 25% per year over four years beginning the first anniversary date of the award. Stock awards transactions are summarized as follows (shares in thousands):

		Fair Market
	Shares	Value

Nonvested shares at June 30, 2006	500	$24.33
Granted	271	29.51
Vested	(168)	23.57
Forfeited	(62)	25.05

Nonvested shares at June 30, 2007	541	$27.08
Granted	295	22.82
Vested	(233)	26.47
Forfeited	(32)	26.80

Nonvested shares at June 30, 2008	571	$25.14
Granted	944	19.48
Vested	(196)	25.26
Forfeited	(23)	23.38

Nonvested shares at June 30, 2009	1,296	$21.03

As of June 30, 2009, there was $18.6 million of total unrecognized compensation cost related to the above nonvested stock awards. We expect to recognize the cost of these stock awards over a weighted-average period of 2.5 years. The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $5.0 million, $6.2 million and $4.7 million, respectively.

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

During fiscal 2009, we reorganized our operations, which changed the configuration of our reportable segments into the Connector and Custom & Electrical segments. Our former Transportation segment was operationally merged into the Connector segment under the direction of one global

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Executive Vice President. Our reportable segments are an aggregation of three operating segments. Prior year segment disclosures have been restated to reflect this organizational change.

•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Information by segment for the years ended June 30 is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
2009:
Revenues from external customers	$1,789,139	$790,601	$2,101	$2,581,841
Income (loss) from operations(1)	(125,604)	(152,443)	(68,149)	(346,196)
Depreciation & amortization	201,303	33,283	17,316	251,902
Capital expenditures	144,176	18,613	15,153	177,942

2008:
Revenues from external customers	$2,377,584	$941,365	$9,398	$3,328,347
Income (loss) from operations	317,596	94,076	(93,722)	317,950
Depreciation & amortization	201,677	35,495	15,172	252,344
Capital expenditures	180,889	22,705	31,032	234,626

2007:
Revenues from external customers	$2,357,688	$892,756	$15,430	$3,265,874
Income (loss) from operations	361,834	52,898	(93,182)	321,550
Depreciation & amortization	178,613	41,197	18,102	237,912
Capital expenditures	242,476	34,100	20,285	296,861

(1)	Fiscal 2009 operating results include the following charges (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total

Restructuring costs and asset impairments	$93,876	$23,012	$18,343	$135,231
Goodwill impairments	93,140	171,000	—	264,140
Intangible asset impairments	—	16,300	—	16,300

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Customer revenue and net property, plant and equipment by significant foreign country are summarized as follows (in thousands):

	2009	2008	2007

Customer revenue:
United States	$535,079	$888,941	$896,625
Japan	444,043	517,087	484,613
China	613,743	735,657	717,735
Net property, plant and equipment:
United States	$274,840	$296,843	$313,109
Japan	272,753	299,447	280,246
China	233,487	231,764	188,670

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows for the years ended June 30 (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total

2009	$1,388,110	$390,906	$184,645	$1,963,661
2008	1,706,575	500,197	164,745	2,371,517

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	June 30,	June 30,
	2009	2008

Segment assets	$1,963,661	$2,371,517
Other current assets	564,329	583,838
Other non current assets	414,167	644,182

Consolidated total assets	$2,942,157	$3,599,537

19.	Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2009 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$838,985	$666,728	$505,539	$570,589
Gross profit	249,472	176,072	93,396	137,237
Net income (loss)	44,297	(87,244)	(58,600)	(219,740)
Basic earnings (loss) per share	0.25	(0.50)	(0.34)	(1.27)
Diluted earnings (loss) per share	0.25	(0.50)	(0.34)	(1.27)

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

During fiscal 2009, 2008 and 2007, we recognized restructuring expenses related to our restructuring plan, goodwill impairment charges and asset impairment charges (see Notes 5, 8 and 9) and during fiscal 2008 we recognized adjustments to foreign tax credits (see Note 10). The table below summarizes the impact on net income of these items on each of the quarters during fiscal 2009, 2008 and 2007 (in thousands):

	Restructuring
	Costs and
	Asset	Goodwill	Foreign
	Impairments	Impairment	Tax Credits

Fiscal 2009:
First quarter	$15,666	$—	$—
Second quarter	29,899	93,140	—
Third quarter	34,009	—	—
Fourth quarter	32,224	171,000	—
Fiscal 2008:
First quarter	$1,476	$—	$—
Second quarter	4,716	—	—
Third quarter	4,902	—	6,344
Fourth quarter	9,894	—	10,871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index of Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
August 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited Molex Incorporated’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molex Incorporated as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of Molex Incorporated and our report dated August 4, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
August 4, 2009

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

The information under the captions “Item 1 — Election of Directors,” “Board Independence” “Board and Committee Information,” “Corporate Governance Principles,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement for the Annual Meeting of Stockholders to be held on October 30, 2009 (“2009 Proxy Statement”) is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated herein by reference in this section.

Item 11.	Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More than 5% Shareholders” in our 2009 Proxy Statement is incorporated herein by reference.

We currently maintain equity compensation plans that provide for the issuance of Molex stock to directors, executive officers and other employees. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of June 30, 2009.

(c)
Number of securities
remaining available
	(a)		(b)		for future issuance
	Number of shares		Weighted-average		under equity
	to be issued upon		exercise price		compensation plans
	exercise of outstanding		of outstanding		(excluding shares
	options		options		reflected in column (a))
	Common	Class A	Common	Class A	Common	Class A
Plan Category	Stock	Stock	Stock	Stock	Stock	Stock

Equity compensation plans approved by stockholders	106,250	12,007,451	$27.55	$17.62	—	10,098,583
Equity compensation plans not approved by stockholders	—	—	—	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance — Board Independence,” and “Transactions with Related Persons,” in our 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the captions “Independent Auditor’s Fees” and “Policy on Audit Committee Pre-Approval of Services” in our 2009 Proxy Statement is incorporated herein by reference.

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

Molex Incorporated

Schedule II — Valuation and Qualifying Accounts
For the Years Ended June 30, 2009, 2008, and 2007
(in thousands)

	Balance at			Other/	Balance at
	Beginning	Charges		Currency	End
	of Period	to Income	Write-Offs	Translation	of Period

Receivable Reserves:
Year ended 2009	$40,243	$83,696	$(89,794)	$(1,552)	$32,593
Year ended 2008	$31,064	$69,020	$(62,520)	$2,679	$40,243
Year ended 2007	$26,513	$71,245	$(67,422)	$728	$31,064

Inventory Reserves:
Year ended 2009:
Slow and Excess	$39,395	$21,607	$(21,492)	$(1,329)	$38,181
Blocked Stock	1,063	272	—	(135)	1,200
Other	2,344	(364)	—	(309)	1,671

Total	$42,802	$21,515	$(21,492)	$(1,773)	$41,052

Year ended 2008:
Slow and Excess	$39,956	$15,453	$(16,946)	$932	$39,395
Blocked Stock	835	251	—	(23)	1,063
Other	1,936	237	—	171	2,344

Total	$42,727	$15,941	$(16,946)	$1,080	$42,802

Year ended 2007:
Slow and Excess	$30,309	$23,607	$(20,983)	$7,023	$39,956
Blocked Stock	936	94	—	(195)	835
Other	2,689	(299)	—	(454)	1,936

Total	$33,934	$23,402	$(20,983)	$6,374	$42,727

Deferred tax asset valuation allowance:
Year ended 2009	$38,289	$39,110	$—	$—	$77,399
Year ended 2008	$39,366	$—	$(1,077)	$—	$38,289
Year ended 2007	$33,920	$1,308	$—	4,138	$39,366

Molex Incorporated

Index of Exhibits

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000. (File No. 000-07491)
3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.1(ii) to our Form 8-K filed on November 19, 2007. (File No. 000-07491)
4	Instruments defining rights of security holders	See Exhibit 3.1
10.1	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.2	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.3	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.4	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.5	2005 Molex Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.6	Molex Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.6 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.7	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.7 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.8	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006. (File No. 000-07491)
10.9	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Appendix V to our 2007 Proxy Statement. (File No. 000-07491)
10.10	Form of Stock Option Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.11	Form of Restricted Stock Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.12	2005 Molex Incentive Stock Option Plan, as amended and restated	Incorporated by reference to Appendix VI to our 2007 Proxy Statement. (File No. 000-07491)
10.13	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.12 to our Form 10-K for the period ended June 30, 2007. (File No. 000-07491)
10.14	Molex Incorporated Annual Incentive Plan	Incorporated by reference to Appendix III to our 2008 Proxy Statement. (File No. 000-07491)
10.15	2008 Molex Stock Incentive Plan	Incorporated by reference to Appendix IV to our 2008 Proxy Statement. (File No. 000-07491)
10.16	Separation Agreement between David B. Root and Molex Incorporated dated April 6, 2009.	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 9, 2009. (File No. 000-07491)

Exhibit
Number	Description	Location

10.17	Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 30, 2009. (File No. 000-07491)
21	Subsidiaries of the Company	Filed herewith
23	Consent of Ernst & Young, LLP	Filed herewith
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

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

August 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 4, 2009	Co-Chairman of the Board	/s/ FREDERICK A. KREHBIEL Frederick A. Krehbiel

August 4, 2009	Co-Chairman of the Board	/s/ JOHN H. KREHBIEL, JR. John H. Krehbiel, Jr.

August 4, 2009	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ MARTIN P. SLARK Martin P. Slark

August 4, 2009	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ DAVID D. JOHNSON David D. Johnson

August 4, 2009	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ K. TRAVIS GEORGE K. Travis George

August 4, 2009	Director	/s/ FRED L. KREHBIEL Fred L. Krehbiel

August 4, 2009	Director	/s/ MICHAEL J. BIRCK Michael J. Birck

August 4, 2009	Director	/s/ MICHELLE L. COLLINS Michelle L. Collins

August 4, 2009	Director	/s/ EDGAR D. JANNOTTA Edgar D. Jannotta

August 4, 2009	Director	/s/ DAVID L. LANDSITTEL David L. Landsittel

August 4, 2009	Director	/s/ JOE W. LAYMON Joe W. Laymon

August 4, 2009	Director	/s/ DONALD G. LUBIN Donald G. Lubin

August 4, 2009	Director	/s/ JAMES S. METCALF James S. Metcalf

August 4, 2009	Director	/s/ ROBERT J. POTTER Robert J. Potter