Form 10-Q
period 2009-09-30
MOLEX INC
filed 2009-10-30
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On October 23, 2009, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	78,082,137
Class B Common Stock	94,255

Molex Incorporated
INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009	3

Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

SIGNATURES	26

Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Executive Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Executive Officer

PART I

Item 1.	Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Sept. 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,999	$424,707
Marketable securities	9,132	43,234
Accounts receivable, less allowances of $37,850 and $32,593 respectively	614,900	528,907
Inventories	350,220	354,337
Deferred income taxes	25,068	27,939
Other current assets	88,679	68,449

Total current assets	1,608,998	1,447,573
Property, plant and equipment, net	1,093,780	1,080,417
Goodwill	127,372	128,494
Non-current deferred income taxes	105,094	89,332
Other assets	192,205	196,341

Total assets	$3,127,449	$2,942,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term loans	$16,777	$224,340
Accounts payable	308,514	266,633
Accrued expenses	277,399	218,429
Income taxes payable	14,642	4,750

Total current liabilities	617,332	714,152
Other non-current liabilities	20,332	21,862
Accrued pension and postretirement benefits	118,143	113,268
Long-term debt	303,190	30,311

Total liabilities	1,058,997	879,593

Commitments and contingencies

Stockholders’ equity:
Common stock	11,164	11,138
Paid-in capital	610,476	601,459
Retained earnings	2,317,910	2,355,991
Treasury stock	(1,091,755)	(1,089,322)
Accumulated other comprehensive income	220,657	183,298

Total stockholders’ equity	2,068,452	2,062,564

Total liabilities and stockholders’ equity	$3,127,449	$2,942,157

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008
Net revenue	$674,033	$838,985
Cost of sales	482,614	589,513

Gross profit	191,419	249,472

Selling, general and administrative	145,628	166,351
Restructuring costs and asset impairments	55,894	21,778

Total operating expenses	201,522	188,129

Income (loss) from operations	(10,103)	61,343

Interest (expense) income, net	(1,000)	1,193
Other income	3,484	2,607

Total other income, net	2,484	3,800

Income (loss) before income taxes	(7,619)	65,143

Income taxes	3,976	20,846

Net (loss) income	$(11,595)	$44,297

Earnings (loss) per share:
Basic	$(0.07)	$0.25
Diluted	$(0.07)	$0.25

Dividends declared per share	$0.1525	$0.1525

Average common shares outstanding:
Basic	173,486	176,911
Diluted	173,486	177,594
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2009	2008
Operating activities:
Net (loss) income	$(11,595)	$44,297
Add non-cash items included in net (loss) income:
Depreciation and amortization	60,589	63,513
Share-based compensation	7,092	6,230
Non-cash restructuring and other costs, net	13,191	2,672
Other non-cash items	6,625	6,854
Changes in assets and liabilities, excluding the effects of foreign currency adjustment and acquisitions:
Accounts receivable	(72,586)	(25,761)
Inventories	1,482	(22,847)
Accounts payable	32,131	(24,732)
Other current assets and liabilities	35,551	47,090
Other assets and liabilities	(1,862)	(8,340)

Cash provided from operating activities	70,618	88,976

Investing activities:
Capital expenditures	(45,634)	(45,292)
Proceeds from sales of property, plant and equipment	3,192	2,665
Proceeds from sales or maturities of marketable securities	35,303	3,858
Purchases of marketable securities	(958)	(2,834)
Acquisitions, net of cash acquired	—	(53,446)
Other investing activities	(355)	(187)

Cash used for investing activities	(8,452)	(95,236)

Financing activities:
Proceeds from revolving credit facility and short term loans	90,000	58,000
Payments on revolving credit facility	(40,000)	(15,000)
Proceeds from issuance of long-term debt	—	187
Payment of long-term debt	(196)	—
Cash dividends paid	(26,486)	(19,962)
Exercise of stock options	266	983
Excess tax benefits from share-based compensation	—	426
Purchase of treasury stock	—	(38,846)
Other financing activities	(700)	(766)

Cash provided from (used for) financing activities	22,884	(14,978)

Effect of exchange rate changes on cash	11,242	(15,248)

Net increase (decrease) in cash and cash equivalents	96,292	(36,486)
Cash and cash equivalents, beginning of period	424,707	475,507

Cash and cash equivalents, end of period	$520,999	$439,021

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 41 manufacturing locations in 17 countries.
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2009 are not necessarily an indication of the results that may be expected for the year ending June 30, 2010. The Condensed Consolidated Balance Sheet as of June 30, 2009 was derived from our audited consolidated financial statements for the year ended June 30, 2009. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.
     The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates. Material subsequent events are evaluated and disclosed through the report issuance date, October 30, 2009.
2. Restructuring Costs and Asset Impairments
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended September 30, 2009 was $55.9 million, consisting of $13.2 million of asset impairments and $42.7 million for employee termination benefits that was net of a $3.8 million pension curtailment gain. Restructuring costs during the three months ended September 30, 2008 were $21.8 million, consisting of $2.7 million for asset impairments and $19.1 million for employee termination benefits. The cumulative restructuring costs and related asset impairments since we announced the restructuring plan totaled $253.8 million.
     We expect to incur total restructuring and asset impairment costs related to these actions approximating $280 million. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest additions to the restructuring actions, which included reorganization of our global product divisions. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations.

     The following table sets forth restructuring costs and asset impairments by segment (in thousands):

		Custom &	Corporate
	Connector	Electrical	and Other	Total
Cumulative costs at June 30, 2009	$116,066	$38,555	$43,278	$197,899
Net restructuring costs during the first quarter:
Severance costs	37,469	4,639	595	42,703
Asset impairments	13,191	—	—	13,191

Cumulative restructuring costs and asset impairments at September 30, 2009	$166,726	$43,194	$43,873	$253,793

     The cumulative change in the accrued employee termination benefits balance related to restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2009	$69,928
Cash payments	(17,677)
Charges to expense	46,604
Non-cash related costs	3,598

Balance at September 30, 2009	$102,453

     The accrued employee termination benefits balance at September 30, 2009 is recorded in accrued expenses.
3. Acquisitions
     On July 1, 2008, we completed the acquisition of a flexible circuit company and recorded goodwill of $23.0 million. We did not acquire any businesses during the three months ended September 30, 2009.
4. Earnings (Loss) Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Basic average common shares outstanding	173,486	176,911
Effect of dilutive stock options	—	683

Diluted average common shares outstanding	173,486	177,594

     Excluded from the computation above were 9.0 million anti-dilutive shares as of September 30, 2009.

5. Comprehensive Income (Loss)
     Total comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net (loss) income	$(11,595)	$44,297
Translation adjustments	42,836	(73,113)
Accumulated actuarial loss	(5,831)	—
Unrealized investment gain (loss)	354	(5,531)

Total comprehensive income (loss)	$25,764	$(34,347)

     During the three months ended September 30, 2009, we recognized a pension liability remeasurement of $5.2 million related to the merger of two pension plans and $0.6 million related to a pension curtailment.
6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Sept. 30,	June 30,
	2009	2009
Raw materials	$65,186	$58,720
Work in process	115,689	113,782
Finished goods	169,345	181,835

Total inventories	$350,220	$354,337

7. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Service cost	$1,990	$2,066
Interest cost	2,041	2,064
Expected return on plan assets	(1,696)	(2,180)
Amortization of prior service cost	10	11
Recognized actuarial losses	57	62
Amortization of transition obligation	624	106
Curtailment adjustment	(3,849)	—

Benefit (credit) cost	$(823)	$2,129

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Service cost	$271	$611
Interest cost	621	796
Amortization of prior service cost	(516)	(160)
Recognized actuarial losses	175	157

Benefit cost	$551	$1,404

     Our overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. We measure the fair value of our plan assets using quoted prices in active markets, which is level 1 in the fair value hierarchy. The fair value of plan assets and weighted-average asset allocations for our pension plans at June 30 are as follows (in thousands):

	2009		2008
		Non-U.S.		Non-U.S.
	U.S. Plan	Plan	U.S. Plan	Plan
	Assets	Assets	Assets	Assets
Fair value of plan assets at June 30	$48,565	$46,577	$58,840	$66,463
Asset category:
Equity	65%	58%	65%	64%
Bonds	35%	29%	35%	19%
Other	—	13%	—	17%
8. Debt
     We had available lines of credit totaling $222.8 million at September 30, 2009 expiring between 2009 and 2013. In June 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility that matures in June 2012 (the Credit Facility). Borrowings under the Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 250 basis points as of September 30, 2009. On up to two occasions we may, at our option, increase the credit line by an amount not to exceed $75.0 million upon satisfaction of certain conditions. The instrument governing the Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of September 30, 2009, we were in compliance with all of these covenants and had outstanding borrowings of $75.0 million.
     In September 2009, we refinanced three unsecured borrowing agreements into a three-year term loan approximating 20 billion Japanese yen ($223.1 million) with a fixed rate of 1.64% (the Term Loan). Interest on the loan is payable semi-annually with the principal due in September 2012.
     The current portion of our long-term debt and short-term loans as of September 30, 2009 consists principally of unsecured term loans approximating $16.8 million with weighted-average fixed interest rates approximating 4.9%. Our long-term debt approximates $303.2 million, including an outstanding balance of $75.0 million on the Credit Facility at June 30, 2009 and the Term Loan approximating $223.1 million.

9. Income Taxes
     The effective tax rate was (52.2)% for the three months ended September 30, 2009 and 32.0% for the three months ended September 30, 2008. During the three months ended September 30, 2009, we recorded income tax expense of $4.0 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised during the quarter.
     As of September 30, 2009, unrecognized tax benefits were $22.8 million, which if recognized, would reduce the effective income tax rate. Changes in the amount of unrecognized tax benefits in the three months ended September 30, 2009 were not significant.
     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2005. The tax years 2006 through 2009 remain open to examination by all major taxing jurisdictions to which we are subject.
     Our practice is to recognize interest and/or penalties related to income tax matters in tax expense. As of September 30, 2009, there were no material interest or penalty amounts to accrue.
10. Fair Value Measurements
     The following table summarizes our financial assets and liabilities as of September 30, 2009, which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$19,081	$19,081	$—	$—
Derivative financial instruments, net	7,045	—	7,045	—

Total	$26,126	$19,081	$7,045	$—

     We determine the fair value of our available for sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes, which are valued based on Level 2 inputs in the fair value hierarchy. The fair value of our financial instruments is determined by a mark to market valuation based on forward curves using observable market prices.
     The carrying value of our long-term debt approximates fair value.
11. New Accounting Pronouncements
     Effective September 30, 2009, we adopted ASC 105, the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (the Codification) and the Hierarchy of Generally Accepted Accounting Principles. The Codification is now the single source of authoritative GAAP for all non-governmental entities. The Codification, which was effective July 1, 2009, changes the referencing and organization of accounting guidance. The issuance of ASC 105 will not change GAAP and therefore the adoption of ASC 105 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.
     In December 2007, the FASB issued ASC 805-10, Business Combinations. ASC 805-10 requires that acquisition-related costs are recognized separately from an acquisition and expensed as incurred and that restructuring costs are expensed in periods after the acquisition date. ASC 805-10 also requires that acquired assets and liabilities are recorded at fair value. We adopted ASC 805-10 effective July 1, 2009. The impact of the adoption of ASC 805-10 did not have a material impact on our financial statements.
     In December 2007, the FASB issued ASC 810-10, Consolidation. ASC 810-10 requires identification and presentation of ownership interests in subsidiaries held by parties other than us within the equity section of the consolidated financial statements but separate from the equity. It also requires (1) that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (2) that changes in ownership interest are accounted for as equity transactions and (3) when a subsidiary is deconsolidated, any retained noncontrolling interest in a former subsidiary and resulting gain or loss on the deconsolidation of the subsidiary, is measured at fair value. We adopted this statement effective July 1, 2009. The adoption of ASC 810-10 did not have a material impact on our financial statements.
     In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement was effective for us on July 1, 2009, but did not have a material impact on our financial statements.
     In June 2009, the FASB expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies the approach for determining the primary beneficiary of a VIE. Under ASC 810-10, an enterprise is required to make a qualitative assessment whether it has (1) power to direct the activities of a VIE that most significantly impact an entity’s economic performance and (2) an obligation to absorb losses of a VIE or the right to receive benefits from a VIE that are potentially significant to a VIE. If an enterprise has both of these characteristics, the enterprise is considered primary beneficiary and consolidates the VIE. This change is effective for us on July 1, 2010. We are currently evaluating the impact of the VIE provisions of ASC 810-10.
12. Segments and Related Information
Our reportable segments consist of the Connector and Custom & Electrical segments. A summary of our reportable segments follows:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.
•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:

September 30, 2009:

Revenues from external customers	$489,141	$184,771	$121	$674,033
Income (loss) from operations (1)	4,675	11,151	(25,929)	(10,103)
Depreciation & amortization	48,513	8,383	3,693	60,589
Capital expenditures	40,591	2,599	2,444	45,634

September 30, 2008:

Revenues from external customers	$581,110	$257,334	$541	$838,985
Income (loss) from operations (1)	58,504	22,530	(19,691)	61,343
Depreciation & amortization	50,863	8,704	3,946	63,513
Capital expenditures	37,321	6,141	1,830	45,292

(1)	Operating results include the following restructuring costs and asset impairments (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
Three months ended:
September 30, 2009	$50,660	$4,639	$595	$55,894
September 30, 2008	15,271	3,779	2,728	21,778

     Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division.
     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, and includes the transfer of $52.2 million of fixed assets to the Connector segment from Corporate & Other effective September, 30, 2009, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
September 30, 2009	$1,524,930	$397,574	$136,396	$2,058,900
June 30, 2009	1,388,110	390,906	184,645	1,963,661
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Sept. 30,	June 30,
	2009	2009
Segment net assets	$2,058,900	$1,963,661
Other current assets	643,878	564,329
Non current assets	424,671	414,167

Consolidated total assets	$3,127,449	$2,942,157

Molex Incorporated

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”
Overview
     Our core business is the manufacture and sale of electronic components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 41 manufacturing locations in 17 countries. We also manufacture specific components that are integrated into a customer’s product.
     Our reportable segments consist of the Connector and Custom & Electrical reportable segments. A summary of our reportable segments follows:
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
     Our sales are dependent on end markets impacted by consumer, industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Worldwide economic conditions and instability in the global economy led to a significant drop in demand for our connectors beginning in the second quarter of fiscal 2009. The drop in revenue was significant as our customers attempted to manage their inventory. Customer demand increased during the three months ended September 30, 2009 compared with the three months ended June 30, 2009; however, we experienced lower net revenue, reduced gross margins and an operating loss during the three months ended September 30, 2009 compared with the prior year period.
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the quarter ended September 30, 2009 was $55.9 million, consisting of $13.2 million of asset impairments and $42.7 million for employee termination benefits that were net of a $3.8 million pension curtailment gain. Restructuring costs during the three months ended September 30, 2008 were $21.8 million, consisting of $2.7 million for asset impairments and $19.1 million for employee termination benefits. The cumulative restructuring costs and related asset impairments since we announced the restructuring plan totaled $253.8 million.
     We expect to incur total restructuring and asset impairment costs related to these actions approximating $280 million. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest additions to the restructuring actions, which included reorganization of our global product divisions. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings ranging from $190 – $210 million. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for further discussion.
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
Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.
     The information concerning our critical accounting policies can be found under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Results of Operations
     The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended September 30 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Net revenue	$674,033	100.0%	$838,985	100.0%
Cost of sales	482,614	71.6%	589,513	70.3%

Gross profit	191,419	28.4%	249,472	29.7%

Selling, general & administrative	145,628	21.6%	166,351	19.8%
Restructuring costs and asset impairments	55,894	8.3%	21,778	2.6%

Income (loss) from operations	(10,103)	(1.5)%	61,343	7.3%

Other income, net	2,484	0.4%	3,800	0.5%

Income (loss) before income taxes	(7,619)	(1.1)%	65,143	7.8%
Income taxes	3,976	0.6%	20,846	2.5%

Net (loss) income	$(11,595)	(1.7)%	$44,297	5.3%

Net Revenue
     We sell our products in five primary markets. Fiscal 2009 revenue declined significantly across all of the primary markets, except consumer, due to contracting global economic conditions starting in the second quarter of fiscal 2009 and subsequent inventory reductions in the supply chain, which decreased our production levels and demand for components. Revenue increased across all markets during the first quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009 (sequential quarter), but remained lower than the same quarter last year (comparable quarter). The estimated change in revenue from each market during the first quarter of fiscal 2010 compared with the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Telecommunications	(32)%	21%
Consumer	(2)	27
Data	(13)	18
Industrial	(27)	6
Automotive	(19)	16
     Telecommunications market revenue declined against the comparable quarter as demand for our mobile products has not returned to levels realized prior to the significant slow down and related supply chain inventory reductions during the second and third quarters of fiscal 2009. Telecommunications market revenue increased against the sequential quarter due to higher demand for smartphones and our customers’ introduction of new smartphone models that include our connector and antenna products.
     Consumer market revenue had a modest decline against the comparable quarter. Revenue nearly returned to levels prior to the significant slow down in fiscal 2009 due to government incentives in certain countries, customers replenishing inventory levels and our customers’ anticipation of increased consumer spending during the holiday season. Consumer market revenue increased sequentially as demand increased for our components in portable navigation devices and flat panel display televisions. The increased revenue from flat panel display televisions was partially offset by price erosion.
     Data market revenue decreased against the comparable quarter primarily because of a strong first quarter in fiscal 2009 prior to the supply chain correction and lower demand for notebook computers. Data market revenue increased sequentially due to demand for networking, server and storage products, which returned to levels realized prior to the slow down in fiscal 2009.

     Industrial market revenue decreased against the comparable quarter due to declines in residential and commercial construction, lower demand in the industrial communications business worldwide, particularly in North America and Europe, and lower demand for factory automation due to worldwide excess manufacturing capacity. Many industrial automation projects were delayed due to poor economic conditions. As a result, the industrial market is recovering slower and sequential growth is lower than our other primary markets.
     Automotive market revenue declined against the comparable quarter due to the significant decline in global vehicle production. Automotive market revenue increased sequentially due to global government incentive programs. The automotive market also benefited from our customers’ increasing electronic content in automobiles, such as navigational systems, mobile communication and entertainment systems.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended
	September 30,
	2009	2008
Americas	23%	27%
Asia Pacific	61	54
Europe	16	19

Total	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

Three Months
Ended
Sept. 30, 2009
Net revenue for prior year period	$838,985
Components of net revenue increase:
Organic net revenue decline	(163,901)
Currency translation	(5,786)
Acquisitions	4,735

Total change in net revenue from prior year period	(164,952)

Net revenue for current year period	$674,033

Organic net revenue decline as a percentage of net revenue from prior year period	(19.5)%
     Revenue declined significantly during fiscal 2009 across all of the primary markets due to deterioration in global economic conditions starting in the second quarter and subsequent inventory reductions in the supply chain, which decreased demand for our products. Although demand has increased during the three months ended September 30, 2009, revenue has not returned to levels realized prior to the second quarter of fiscal 2009.
     Foreign currency translation decreased revenue by approximately $5.8 million for the three months ended September 30, 2009 compared with the comparable quarter principally due to the strengthening of the U.S. dollar against the euro, partially offset by a stronger Japanese yen against the U.S. dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended September 30, 2009
	Local	Currency	Net
	Currency	Translation	Change
Americas	$(65,677)	$(298)	$(65,975)
Asia Pacific	(49,182)	5,167	(44,015)
Europe	(39,035)	(10,655)	(49,690)
Corporate & Other	(5,272)	—	(5,272)

Net change	$(159,166)	$(5,786)	$(164,952)

     The change in revenue on a local currency basis was as follows:

Three Months
Ended
Sept. 30, 2009
Americas	(29.6)%
Asia Pacific	(10.9)
Europe	(24.6)
Total	(19.0)
     The following table sets forth information on revenue by segment as of the three months ended September 30 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Connector	$489,141	72.5%	$581,110	69.2%
Custom & Electrical	184,771	27.4	257,334	30.7
Corporate & Other	121	0.1	541	0.1

Total	$674,033	100.0%	$838,985	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three months ended September 30 (in thousands):

	2009	2008
Gross profit	$191,419	$249,472
Gross margin	28.4%	29.7%
     The reduction in gross margin was primarily due to lower absorption from lower production caused by the poor global economic conditions in fiscal 2009. While we were unable to reduce factory-related costs as quickly as production declined, the expansion of our restructuring program has improved our gross margins over time.
     A significant portion of our material cost is comprised of copper and gold. We purchased approximately five million pounds of copper and approximately 25,000 troy ounces of gold during the three months ended September 30, 2009. The following table shows the average prices related to our purchases of copper and gold for the three months ended September 30 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Copper (price per pound)	$2.71	$3.74
Gold (price per troy ounce)	960.00	872.00
     Generally, we are able to pass through to our customers only a small portion of changes in cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges did not materially affect operating results for the three months ended September 30, 2009 and 2008.

     The effect of certain significant impacts on gross profit compared with the prior year period was as follows for the three months ended September 30 (in thousands):

2009
Price erosion	$(36,339)
Currency translation	(506)
Currency transaction	(2,511)
     Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion.
     The decrease in gross profit due to currency translation was primarily due to a weaker U.S. dollar against the Japanese yen offset by a generally stronger U.S. dollar against other currencies. During the three months ended September 30, 2009, the U.S. dollar generally weakened against other currencies, and continued to weaken in October 2009.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to the weakening U.S. dollar during the three months ended September 30, 2009.
Operating Expenses
     Operating expenses were as follows for the three months ended September 30 (in thousands):

	2009	2008
Selling, general and administrative	$145,628	$166,351
Selling, general and administrative as a percentage of revenue	21.6%	19.8%
Restructuring costs and asset impairments	$55,894	$21,778
     Selling, general and administrative expenses increased as a percent of net revenue over the prior year period primarily due to the significant drop in revenue that began during the second and third quarters of fiscal 2009. Selling, general and administrative expenses declined by $20.7 million or 12.5% primarily due to our lower cost structure resulting from our restructuring efforts and specific cost containment activities. The impact of currency translation decreased selling, general and administrative expenses by approximately $0.5 million for the three months ended September 30, 2009 versus the comparable period.
     Research and development expenditures, which were classified as selling, general and administrative expense, were approximately $36.5 million, or 5.4% of net revenue, and $43.6 million, or 5.2% of net revenue for the three months ended September 30, 2009 and 2008, respectively. The expense decreased as part of cost containment activities, but remained comparable to the prior year period as a percent of revenue.
     Net restructuring cost during the three months ended September 30, 2009 was $55.9 million, consisting of $13.2 million of asset impairments and $42.7 million for employee termination benefits. The cumulative expense since we announced the restructuring plan totals $253.8 million.
Other Income (net)
     Other income consists primarily of net interest income, investment income and currency exchange gains or losses. We recognized exchange gains of $1.5 million and losses of $0.8 million for the three months ended September 30, 2009 and 2008, respectively.

Effective Tax Rate
     The effective tax rate was (52.2)% for the three months ended September 30, 2009. The effective tax rate was 32% for the three months ended September 30, 2008. During the three months ended September 30, 2009, we recorded income tax expense of $4.0 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised during the quarter.
Backlog
     Our order backlog on September 30, 2009 was approximately $304.2 million compared with $385.5 million at September 30, 2008. Orders for the first quarter of fiscal 2010 were $724.4 million compared with $795.9 million for the prior year period, representing the carryover impact of the significant decline in demand during the second and third quarters of fiscal 2009 due to the global economic conditions and subsequent supply chain inventory reductions.
Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2009
Net revenue for prior year period	$581,110
Components of net revenue change:
Organic net revenue decline	(97,912)
Currency translation	1,208
Acquisitions	4,735

Total change in net revenue from prior year period	(91,969)

Net revenue for current year period	$489,141

Organic net revenue decline as a percentage of net revenue from prior year period	(16.8)%
     The Connector segment sells primarily to the telecommunication, data products and consumer markets, which are discussed above. Organic revenue declined in the three months ended September 30, 2009, compared with the prior year period primarily due to lower revenue in the mobile phone sector of the telecommunications market and the automotive market. We also completed an asset purchase of a company in Japan during the second quarter of fiscal 2009. Additionally, price erosion is generally higher in the Connector segment compared with our other segment.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Income from operations	$4,675	$58,504
Operating margin	1.0%	10.0%
     Connector segment income from operations decreased compared with the prior year period primarily due to the decrease in revenue and restructuring charges of $50.6 million during the three months ended September 30, 2009. Restructuring charges for the three months ended September 30, 2008 were $15.3 million. Selling, general and administrative expenses decreased $13.9 million compared with the prior year period due to savings from restructuring and specific cost-containment actions.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2009
Net revenue for prior year period	$257,334
Components of net revenue change:
Organic net revenue decline	(65,589)
Currency translation	(6,974)

Total change in net revenue from prior year period	(72,563)

Net revenue for current year period	$184,771

Organic net revenue decline as a percentage of net revenue from prior year period	(25.5)%
     The sale of Custom and Electrical segment’s products is concentrated in the industrial, telecommunications and data markets. Custom and Electrical segment revenue declined in the three months ended September 30, 2009 compared with the prior year period due to the decline in these markets discussed above.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Income from operations	$11,151	$22,530
Operating margin	6.0%	8.8%
     Segment operating income decreased compared with the prior year period primarily due to lower global demand. Selling, general and administrative expenses decreased $12.6 million for the three months ended September 2009 compared with the prior year period due to savings from restructuring and specific cost containment actions. Income from operations was unfavorably impacted by restructuring charges of $4.6 million and $3.8 million during the three months ended September 30, 2009 and September 30, 2008, respectively.
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

Financial Condition and Liquidity
     We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $530.1 million and $467.9 million at September 30, 2009 and June 30, 2009, respectively, of which $512.6 million was in non-U.S. accounts as of September 30, 2009. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments.
     Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Long-term debt and obligations under capital leases totaled $304.2 million and $30.3 million at September 30, 2009 and June 30, 2009, respectively. We had available lines of credit totaling $222.8 million at September 30, 2009, including a $195.0 million committed, unsecured, three-year revolving credit facility with $120.0 million available as of September 30, 2009. The Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of September 30, 2009, we were in compliance with all of these covenants. Additionally, in September 2009, we refinanced three unsecured borrowing agreements into a three-year term loan approximating 20 billion Japanese yen ($223.1 million) with a fixed rate of 1.64%.
Cash Flows
     Our cash balance increased $96.3 million during the three months ended September 30, 2009. Operating cash flow was $70.6 million, of which we used $45.6 million to fund capital expenditures. Our primary sources of cash were operating cash flows and $50.0 million in net borrowings. We used capital during the period to fund capital expenditures and pay dividends of $26.5 million. The translation of our cash to U.S. dollars increased our cash balance by $11.2 million as compared with the balance as of June 30, 2009.
     As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Cash provided from operating activities	$70,618	$88,976
Cash used for investing activities	(8,452)	(95,236)
Cash provided from (used for) financing activities	22,884	(14,978)
Effect of exchange rate changes on cash	11,242	(15,248)

Net increase (decrease) in cash	$96,292	$(36,486)

Operating Activities
     Cash provided from operating activities declined by $18.4 million from the prior year period due mainly to lower revenue and income, partially offset by a related decline in working capital needs in the current year period compared with the prior year. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of September 30, 2009 was $102.5 million, which we expect to reduce through cash outlays during fiscal 2010 and 2011.
Investing Activities
     Cash used for investing activities declined by $86.8 million from the prior year period due mainly to $53.4 million invested in acquisitions during the first quarter of fiscal 2009. We did not make any acquisitions during the first three months of fiscal 2010. The decline was partially offset by a $31.4 million increase in net proceeds from maturities of marketable securities. Our marketable securities generally have a term of less than one year. Our investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities. Capital expenditures for the three months ended September 30, 2009 approximated the level in the prior year period.
Financing Activities
     Cash provided from financing activities increased $37.9 million during the three months ended September 30, 2009, as compared with the prior year period primarily due to repurchases of treasury stock during the three months ended September 30, 2008. On August 1, 2008 our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock though June 30, 2009. We purchased 1,631,815 shares of Common Stock and Class A Common Stock during the three months ended September 30, 2008, at an aggregate cost of $38.8 million. We did not repurchase shares during the three months ended September 30, 2009.
     We borrowed $50.0 million against our $195.0 million committed, unsecured, three-year revolving credit facility, which was used to pay down other uncommitted debt balances. Total borrowings against the credit facility were $75.0 million as of September 30, 2009.
Contractual Obligations and Commercial Commitments
     We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2009. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in our contractual obligations and commercial commitments since June 30, 2009 arising outside of the ordinary course of business.
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 (Form 10-K) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Form 10-Q). You should carefully consider the risks described in our Form 10-K and Form 10-Q. Such risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at September 30, 2009 or June 30, 2009.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at September 30, 2009 or June 30, 2009.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in decreased net revenue of $5.8 million and decreased income from operations of $3.4 million for the three months ended September 30, 2009, compared with the estimated results for the comparable prior year period.
     Our $9.1 million of marketable securities at September 30, 2009 are principally invested in time deposits.
     Interest rate exposure is generally limited to our marketable securities and three-year unsecured credit facility. We do not actively manage the risk of interest rate fluctuations. However, such risk is mitigated by the relatively short-term nature of our marketable securities (less than 12 months). We had $75.0 million outstanding on our $195.0 million credit facility with an interest rate of approximately 2.75% at September 30, 2009.
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
     Based upon their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Internal Control Over Financial Reporting
     During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Share purchases of Molex Common and/or Class A Common Stock through exercise of employee stock options for the quarter ended September 30, 2009 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
July 1 – July 31
Common Stock	82	$14.41	—
Class A Common Stock	—	$—	—
August 1 – August 31
Common Stock	53	$16.21	—
Class A Common Stock	—	$—	—
September 1 – September 30
Common Stock	24	$16.56	—
Class A Common Stock	—	$—	—

Total	159	$15.33	—

Item 6. Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED (Registrant)

Date: October 30, 2009	/S/ DAVID D. JOHNSON

David D. Johnson Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)