Form 10-Q
period 2009-12-31
MOLEX INC
filed 2010-01-29
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended December 31, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On January 25, 2010, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	78,148,338
Class B Common Stock	94,255

Molex Incorporated
INDEX
PART I — FINANCIAL INFORMATION
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I

Item 1.	Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Dec. 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$486,318	$424,707
Marketable securities	9,645	43,234
Accounts receivable, less allowances of $40,679 and $32,593, respectively	626,449	528,907
Inventories	372,166	354,337
Deferred income taxes	25,068	27,939
Other current assets	63,091	68,449

Total current assets	1,582,737	1,447,573

Property, plant and equipment, net	1,064,197	1,080,417
Goodwill	129,306	128,494
Non-current deferred income taxes	79,396	89,332
Other assets	190,564	196,341

Total assets	$3,046,200	$2,942,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and short-term loans	$3,821	$224,340
Accounts payable	285,904	266,633
Accrued expenses	239,355	218,429
Income taxes payable	17,492	4,750

Total current liabilities	546,572	714,152

Other non-current liabilities	20,353	21,862
Accrued pension and postretirement benefits	116,342	113,268
Long-term debt	287,232	30,311

Total liabilities	970,499	879,593

Commitments and contingencies

Stockholders’ equity:
Common stock	11,170	11,138
Paid-in capital	620,092	601,459
Retained earnings	2,315,918	2,355,991
Treasury stock	(1,092,414)	(1,089,322)
Accumulated other comprehensive income	220,935	183,298

Total stockholders’ equity	2,075,701	2,062,564

Total liabilities and stockholders’ equity	$3,046,200	$2,942,157

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenue	$729,576	$666,728	$1,403,609	$1,505,713
Cost of sales	517,040	490,656	999,654	1,080,169

Gross profit	212,536	176,072	403,955	425,544

Selling, general and administrative	150,105	144,612	295,734	310,963
Restructuring costs and asset impairments	25,635	39,782	81,528	61,560
Goodwill impairment	—	93,140	—	93,140

Total operating expenses	175,740	277,534	377,262	465,663

Income (loss) from operations	36,796	(101,462)	26,693	(40,119)

Interest (expense) income, net	(1,286)	843	(2,286)	2,036
Other (expense) income	(701)	18,386	2,783	20,993

Total other (expense) income	(1,987)	19,229	497	23,029

Income (loss) before income taxes	34,809	(82,233)	27,190	(17,090)

Income taxes	15,523	5,011	19,499	25,857

Net income (loss)	$19,286	$(87,244)	$7,691	$(42,947)

Earnings (loss) per share:
Basic	$0.11	$(0.50)	$0.04	$(0.24)
Diluted	$0.11	$(0.50)	$0.04	$(0.24)

Dividends declared per share	$0.1525	$0.1525	$0.3050	$0.3050

Average common shares outstanding:
Basic	173,743	174,636	173,605	175,736
Diluted	174,575	174,636	174,356	175,736
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2009	2008
Operating activities:
Net income (loss)	$7,691	$(42,947)
Add non-cash items included in net income (loss):
Depreciation and amortization	121,263	126,349
Share-based compensation	15,127	13,075
Goodwill impairment	—	93,140
Non-cash restructuring and other costs, net	19,922	7,092
Other non-cash items	27,428	(7,326)
Changes in assets and liabilities:
Accounts receivable	(58,715)	141,592
Inventories	(18,589)	2,637
Accounts payable	9,128	(110,047)
Other current assets and liabilities	9,511	10,822
Other assets and liabilities	9,072	(44,144)

Cash provided from operating activities	141,838	190,243

Investing activities:
Capital expenditures	(93,320)	(96,637)
Proceeds from sales of property, plant and equipment	6,554	2,324
Proceeds from sales or maturities of marketable securities	35,319	7,230
Purchases of marketable securities	(1,485)	(15,111)
Acquisitions	(10,090)	(73,447)
Other investing activities	222	(188)

Cash used for investing activities	(62,800)	(175,829)

Financing activities:
Proceeds from revolving credit facility and short term loans	110,000	115,000
Payments on revolving credit facility	(70,000)	(50,000)
Payments on long-term debt	(15,336)	(197)
Cash dividends paid	(52,919)	(46,807)
Exercise of stock options	991	1,187
Purchase of treasury stock	—	(76,342)
Other financing activities	(1,183)	(960)

Cash used for financing activities	(28,447)	(58,119)

Effect of exchange rate changes on cash	11,020	(13,229)

Net increase (decrease) in cash and cash equivalents	61,611	(56,934)
Cash and cash equivalents, beginning of period	424,707	475,507

Cash and cash equivalents, end of period	$486,318	$418,573

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily an indication of the results that may be expected for the year ending June 30, 2010. The Condensed Consolidated Balance Sheet as of June 30, 2009 was derived from our audited consolidated financial statements for the year ended June 30, 2009. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.
     The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates. Material subsequent events are evaluated and disclosed through the report issuance date, January 29, 2010.
2. Restructuring Costs and Asset Impairments
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the three months ended December 31, 2009 was $25.6 million, consisting of $6.8 million in asset impairments and $18.8 million of employee termination benefits. Net restructuring cost during the three months ended September 30, 2009 was $55.9 million, consisting of $13.2 million of asset impairments and $42.7 million for employee termination benefits that were net of $3.8 million pension curtailment gain. Net restructuring costs during the three months ended December 31, 2008, was $39.8 million, consisting of $4.4 million in asset impairments and $35.4 million of severance. The cumulative restructuring costs and related asset impairments since we announced the restructuring plan totaled $279.4 million.
     We expect to incur total restructuring and asset impairment costs related to restructuring actions approximating $300 million. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest additions to the restructuring actions, which included reorganization of our global product divisions in fiscal 2009. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations.

     The following table sets forth restructuring costs and asset impairments by segment (in thousands):

		Custom &	Corporate
	Connector	Electrical	and Other	Total
Cumulative costs at June 30, 2009	$116,066	$38,555	$43,278	$197,899
Net restructuring costs during the first quarter:
Severance costs	37,469	4,639	595	42,703
Asset impairments	13,191	—	—	13,191

Cumulative restructuring costs and asset impairments at Sept 30, 2009	$166,726	$43,194	$43,873	$253,793
Net restructuring costs during the second quarter:
Severance costs	12,209	3,189	3,455	18,853
Asset impairments	6,119	459	204	6,782

Cumulative restructuring costs and asset impairments at Dec. 31, 2009	$185,054	$46,842	$47,532	$279,428

     The cumulative change in the accrued employee termination benefits balance related to restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2009	$69,928
Cash payments	(17,677)
Charges to expense	46,604
Non-cash related costs	3,598

Balance at September 30, 2009	$102,453
Cash payments	(31,754)
Charges to expense	18,853
Non-cash related costs	(5,538)

Balance at December 31, 2009	$84,014

     The accrued employee termination benefits balance at December 31, 2009 is recorded in accrued expenses.
3. Goodwill Impairment
     We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue and profit growth in our Transportation business unit. During the second quarter of fiscal 2009, we determined that there were indicators of impairment in our Transportation business unit resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the business unit’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery. These factors resulted in lower growth and profit expectations for the business unit, which resulted in the goodwill impairment charge.
4. Acquisitions
     On November 18, 2009, we completed an asset purchase of a company in China for $10.1 million and recorded goodwill of $1.9 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available. On December 19, 2008, we completed an asset purchase of a company in Japan and recorded goodwill of $3.5 million. On July 1, 2008, we completed the acquisition of a company in Taiwan and recorded goodwill of $23.0 million.

5. Earnings (Loss) Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic average common shares outstanding	173,743	174,636	173,605	175,736
Effect of dilutive stock options	832	—	751	—

Diluted average common shares outstanding	174,575	174,636	174,356	175,736

     Excluded from the computations above were anti-dilutive shares of 6.8 million and 8.4 million for the three months and six months ended December 31, 2009, respectively, compared to 9.8 million and 8.7 million for the same prior year periods. During the three months and six months ended December 31, 2008, we incurred a net loss. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted loss per share for the three and six months ended December 31, 2008.
6. Comprehensive Income (Loss)
     Total comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$19,286	$(87,244)	$7,691	$(42,947)
Translation adjustments	(2,306)	(19,176)	40,530	(92,289)
Accumulated actuarial loss	—	—	(5,831)	—
Unrealized investment gain (loss)	2,584	(5,985)	(2,893)	(11,516)

Total comprehensive income (loss)	$19,564	$(112,405)	$39,497	$(146,752)

     During the six months ended December 31, 2009, we recognized a pension liability remeasurement of $5.2 million related to the merger of two pension plans and $0.6 million related to a pension curtailment.
7. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Dec. 31,	June 30,
	2009	2009
Raw materials	$73,903	$58,720
Work in process	118,161	113,782
Finished goods	180,102	181,835

Total inventories	$372,166	$354,337

8. Pensions and Other Postretirement Benefits
     During the six months ended December 31, 2009, we recognized a $3.8 million pension curtailment gain from the merger of two pension plans. During the three months ended December 31, 2008, we recognized a curtailment in our postretirement medical benefit plan from reducing the number of employees eligible for retiree medical coverage. The curtailment adjustment reduced cost of sales by $1.6 million and reduced selling, general and administrative expense by $2.4 million for the three months ended December 31, 2008.

     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost	$1,990	$2,066	$3,980	$4,132
Interest cost	2,041	2,064	4,082	4,128
Expected return on plan assets	(1,696)	(2,180)	(3,392)	(4,360)
Amortization of prior service cost	10	11	20	22
Recognized actuarial losses	57	62	114	124
Amortization of transition obligation	624	106	1,248	212
Curtailment adjustment	—	—	(3,849)	—

Benefit cost	$3,026	$2,129	$2,203	$4,258

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost	$271	$611	$542	$1,222
Interest cost	621	796	1,242	1,592
Amortization of prior service cost	(516)	(160)	(1,032)	(320)
Recognized actuarial losses	175	157	350	314
Curtailment adjustment	—	(4,000)	—	(4,000)

Benefit (credit) cost	$551	$(2,596)	$1,102	$(1,192)

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
9. Debt
     We had available lines of credit totaling $232.8 million at December 31, 2009 expiring between 2009 and 2013. In June 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility, amended in January 2010, that matures in June 2012 (the Credit Facility). Borrowings under the Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 250 basis points as of December 31, 2009. On up to two occasions we may, at our option, increase the credit line by an amount not to exceed $75.0 million upon satisfaction of certain conditions. The instrument governing the Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments.

     The Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of December 31, 2009, we were in compliance with all of these covenants and had outstanding borrowings of $65 million.
     In September 2009, we refinanced three unsecured borrowing agreements into a three-year term loan approximating 20 billion Japanese yen ($217.3 million) with a fixed rate of 1.64% (the Term Loan). Interest on the loan is payable semi-annually with the principal due in September 2012.
     The current portion of our long-term debt and short-term loans as of December 31, 2009 consists principally of unsecured term loans approximating $3.8 million with weighted-average fixed interest rates approximating 9.7%. Our long-term debt approximates $287.2 million, including an outstanding balance of $65.0 million on the Credit Facility at December 31, 2009, the Term Loan approximating $217.3 million and other unsecured term loans approximating $4.9 million.
10. Income Taxes
     The effective tax rate was 44.6% for the three months ended December 31, 2009, reflecting the tax cost of repatriating dividends during fiscal 2010 from certain non-U.S. subsidiaries having earnings that had previously been indefinitely reinvested. Additionally, the effective tax rate increased due to tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized. The effective tax rate for the six months ended December 31, 2009, was also impacted by income tax expense recognized for the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised.
     The effective tax rate was 6.1% for the three months ended December 31, 2008, reflecting the goodwill impairment charge that does not result in a tax benefit.
     As of December 31, 2009, unrecognized tax benefits were $20.5 million, which if recognized, would reduce the effective income tax rate. Changes in the amount of unrecognized tax benefits in the six months ended December 31, 2009 were not significant.
     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2005. The tax years 2006 through 2009 remain open to examination by all other major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and/or penalties related to income tax matters in tax expense. As of December 31, 2009, there were no material interest or penalty amounts to accrue.
11. Fair Value Measurement
     The following table summarizes our financial assets and liabilities as of December 31, 2009, which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$19,216	$19,216	$—	$—
Derivative financial instruments, net	7,182	—	7,182	—

Total	$26,398	$19,216	$7,182	$—

     We determine the fair value of our available-for-sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes, which are valued based on Level 2 inputs in the fair value hierarchy. The fair value of our financial instruments is determined by a mark-to-market valuation based on forward curves using observable market prices.
     The carrying value of our long-term debt approximates fair value.

12. New Accounting Pronouncements
     Effective September 30, 2009, we adopted ASC 105, the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles. The Codification is now the single source of authoritative GAAP for all non-governmental entities. ASC 105, which was effective July 1, 2009, changes the referencing and organization of accounting guidance. The adoption of ASC 105 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.
     We adopted ASC 805-10, Business Combinations, effective July 1, 2009. ASC 805-10 requires that acquisition-related costs are recognized separately from an acquisition and expensed as incurred and that restructuring costs are expensed in periods after the acquisition date. ASC 805-10 also requires that acquired assets and liabilities are recorded at fair value. The impact of the adoption of ASC 805-10 did not have a material impact on our financial statements.
     We adopted ASC 810-10, Consolidation, effective July 1, 2009. ASC 810-10 requires interests in subsidiaries held by parties other than us to be reported separately within the equity section of the consolidated financial statements and purchases or sales of equity interests that do not result in a change of control be accounted for as equity transactions. It also requires net income attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income and when a subsidiary is deconsolidated, any retained noncontrolling interest in a former subsidiary and resulting gain or loss on the deconsolidation of the subsidiary, is measured at fair value. The adoption of ASC 810-10 did not have a material impact on our financial statements.
     We adopted ASC 815-10, Derivatives and Hedging, effective July 1, 2009. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of ASC 815-10 did not have a material impact on our financial statements.
     In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, Revenue Recognition (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. We are currently evaluating the requirements of ASU 2009-13, but do not expect it to have a material impact on our consolidated financial statements.
     In June 2009, the FASB expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. We are currently evaluating the requirements of the VIE provisions of ASC 810-10, but do not expect it to have a material impact on our consolidated financial statements.
13. Segments and Related Information
     Our reportable segments consist of the Connector and Custom & Electrical segments:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

     Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:

December 31, 2009:

Revenues from external customers	$534,997	$194,137	$442	$729,576
Income (loss) from operations (1)	45,388	19,728	(28,320)	36,796
Depreciation & amortization	48,709	8,315	3,650	60,674
Capital expenditures	38,487	4,909	4,290	47,686

December 31, 2008:

Revenues from external customers	$451,606	$214,194	$928	$666,728
Income (loss) from operations (1)	(119,389)	13,633	4,294	(101,462)
Depreciation & amortization	50,110	8,535	4,191	62,836
Capital expenditures	37,357	6,487	7,501	51,345

For the six months ended:

December 31, 2009:

Revenues from external customers	$1,024,138	$378,908	$563	$1,403,609
Income (loss) from operations (1)	50,063	30,879	(54,249)	26,693
Depreciation & amortization	97,222	16,698	7,343	121,263
Capital expenditures	79,078	7,508	6,734	93,320

December 31, 2008:

Revenues from external customers	$1,032,716	$471,528	$1,469	$1,505,713
Income (loss) from operations (1)	(60,885)	36,163	(15,397)	(40,119)
Depreciation & amortization	100,447	17,149	8,753	126,349
Capital expenditures	74,678	12,628	9,331	96,637

(1)	Operating results include the following restructuring costs and asset impairments (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
Three months ended:
December 31, 2009	$18,328	$3,648	$3,659	$25,635
December 31, 2008	26,841	6,324	6,617	39,782

Six months ended:
December 31, 2009	$68,988	$8,287	$4,253	$81,528
December 31, 2008	42,112	10,103	9,345	61,560
     Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division. The loss from operations for the Connector segment includes a $93.1 million goodwill impairment charge in our Transportation business unit during the second quarter of fiscal 2008.

     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
December 31, 2009	$1,551,593	$407,400	$103,819	$2,062,812
June 30, 2009	1,388,110	390,906	184,645	1,963,661
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Dec. 31,	June 30,
	2009	2009
Segment net assets	$2,062,812	$1,963,661
Other current assets	584,122	564,329
Other non-current assets	399,266	414,167

Consolidated total assets	$3,046,200	$2,942,157

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
     Our reportable segments consist of the Connector and Custom & Electrical segments:
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
     Worldwide economic conditions and instability in the global economy led to a significant drop in demand for our connectors beginning in the second quarter of fiscal 2009. The drop in revenue was significant as our customers attempted to manage their inventory. Customer demand improved in fiscal 2010 due to rapid recovery in the world’s gross domestic product, particularly in Asia. The stronger end market demand and new product strength increased net revenue and gross margins during the three months ended December 31, 2009 compared with the prior year period and the three months ended September 30, 2009. Selling, general and administrative expenses as a percent of revenue also decreased during the three months ended December 31, 2009 compared with the prior year period and the three months ended September 30, 2009 due to our lower cost structure resulting from our restructuring efforts and specific cost containment activities.
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the three months ended December 31, 2009 was $25.6 million, consisting of $6.8 million in asset impairments and $18.8 million of employee termination benefits. Net restructuring cost during the three months ended September 30, 2009 was $55.9 million, consisting of $13.2 million of asset impairments and $42.7 million for employee termination benefits that were net of $3.8 million pension curtailment gain. Net restructuring costs during the three months ended December 31, 2008, was $39.8, consisting of $4.4 million in asset impairments, $35.4 million of severance. The cumulative restructuring costs and related asset impairments since we announced the restructuring plan totaled $279.4 million.

     We expect to incur total restructuring and asset impairment costs related to these actions approximating $300 million. Management approved several actions related to this plan. The total cost estimates increased due to additional non-cash impairments for buildings resulting from continued weakness in the commercial real estate markets and the latest additions to the restructuring actions, which included reorganization of our global product divisions in fiscal 2009. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. See Note 2 of the “Notes to the Consolidated Financial Statements” for further discussion. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings of $205 million.
     We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue growth in our Transportation business unit. During the second quarter, we determined that there were indicators of impairment in our Transportation business unit resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the business unit’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery.
     Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, availability of credit and general market liquidity, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems. Our sales are also dependent on end markets impacted by consumer, industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those end markets.
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

Results of Operations
     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the three months ended December 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Net revenue	$729,576	100.0%	$666,728	100.0%
Cost of sales	517,040	70.9%	490,656	73.6%

Gross profit	212,536	29.1%	176,072	26.4%

Selling, general & administrative	150,105	20.6%	144,612	21.7%
Restructuring costs and asset impairments	25,635	3.5%	39,782	5.9%
Goodwill impairment	—	0.0%	93,140	14.0%

Income (loss) from operations	36,796	5.0%	(101,462)	(15.2)%

Other (expense) income, net	(1,987)	(0.3)%	19,229	2.9%

Income (loss) before income taxes	34,809	4.7%	(82,233)	(12.3)%
Income taxes	15,523	2.1%	5,011	0.8%

Net income (loss)	$19,286	2.6%	$(87,244)	(13.1)%

     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the six months ended December 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Net revenue	$1,403,609	100.0%	$1,505,713	100.0%
Cost of sales	999,654	71.2%	1,080,169	71.7%

Gross profit	403,955	28.8%	425,544	28.3%

Selling, general & administrative	295,734	21.1%	310,963	20.7%
Restructuring costs and asset impairments	81,528	5.8%	61,560	4.1%
Goodwill impairment	—	—	93,140	6.2%

Income (loss) from operations	26,693	1.9%	(40,119)	(2.7)%

Other income, net	497	—	23,029	1.6%

Income (loss) before income taxes	27,190	1.9%	(17,090)	(1.1)%
Income taxes	19,499	1.4%	25,857	1.7%

Net income (loss)	$7,691	0.5%	$(42,947)	(2.8)%

Net Revenue
     We sell our products in five primary markets. Revenue increased across all markets during the second quarter of fiscal 2010 compared with the first quarter of fiscal 2010 (sequential quarter) and the second quarter of fiscal 2009 (comparable quarter), except for Telecommunications which decreased over the comparable quarter. Revenue increased significantly during fiscal 2010 as economic conditions in key geographies improved over the prior year. The change in revenue from each market during the second quarter of fiscal year 2010 compared with the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Telecommunications	(2.8)%	6.0%
Consumer	13.1	0.2
Data	23.8	14.5
Industrial	0.1	6.1
Automotive	29.8	14.3
     Telecommunications market revenue declined against the comparable quarter as demand for our mobile products has not returned to levels realized prior to the significant slow down and related supply chain inventory reductions during the second and third quarters of fiscal 2009. Telecommunications market revenue increased sequentially due in part to increased infrastructure spending, higher demand for smartphones and our customers’ introduction of new smartphone models that include our connector and antenna products.
     Consumer market revenue increased against the comparable quarter. Revenue returned to levels prior to the significant slow down in fiscal 2009 due to government incentives in certain countries, customers replenishing inventory levels and increased demand for our components in portable navigation devices and flat panel display televisions. The increased revenue from consumer markets was partially offset by price erosion. Consumer market revenue increased modestly against the sequential quarter as the first quarter benefitted from pre-holiday production volumes based on our customers’ anticipation of increased consumer spending during the holiday season.
     Data market revenue increased against the comparable and sequential quarter primarily because of increased demand for notebook, networking, server and storage products. Data market revenue also increased against the comparable quarter due to deferred enterprise spending in the prior year.
     Industrial market revenue had modest revenue growth against the comparable quarter as the recovery in the industrial market was slower than our other primary markets. Industrial market revenue increased against the sequential quarter as our customers increased production to meet demand after delaying many industrial automation projects in prior quarters due to poor economic conditions.
     Automotive market revenue increased substantially against the comparable quarter as global car sales have increased, particularly in China and Europe, due to government stimulus programs. Automotive market revenue increased sequentially as more consumers took advantage of global government incentive programs before they expired at the end of the 2009 calendar year. The automotive market also benefited from our customers’ increasing electronic content in automobiles, such as rear view cameras, navigational systems, mobile communication and entertainment systems.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Americas	23%	29%	23%	28%
Asia Pacific	61	54	61	54
Europe	16	17	16	18

Total	100%	100%	100%	100%

          The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2009	Dec. 31, 2009
Net revenue for prior year period	$666,728	$1,505,713

Components of net revenue change:
Organic net revenue change	24,168	(139,733)
Currency translation	31,923	26,137
Acquisitions	6,757	11,492

Total change in net revenue from prior year period	62,848	(102,104)

Net revenue for current year period	$729,576	$1,403,609

Organic net revenue change as a percentage of net revenue from prior year period	3.6%	(9.3)%
          Organic revenue increased during the three months ended December 31, 2009 compared with the prior year period as customer demand improved in the consumer, data and automotive markets. Revenue decreased during fiscal 2009 across all of our primary markets due to deterioration in global economic conditions and subsequent inventory reductions in the supply chain. This decrease in demand for our products began during the second quarter of fiscal 2009, which caused the organic revenue decline for the six months ended December 31, 2009 compared with the prior year period.
          The general weakening of the U.S. dollar against the euro and Japanese yen increased revenue by approximately $31.9 million and $26.1 million for the three and six months ended December 31, 2009, respectively. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended December 31, 2009			Six Months Ended December 31, 2009
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$(20,854)	$339	$(20,515)	$(86,531)	$41	$(86,490)
Asia Pacific	65,549	22,487	88,036	16,367	27,654	44,021
Europe	(8,756)	9,097	341	(47,791)	(1,558)	(49,349)
Corporate & other	(5,014)	—	(5,014)	(10,286)	—	(10,286)

Net change	$30,925	$31,923	$62,848	$(128,241)	$26,137	$(102,104)

          The change in revenue on a local currency basis was as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2009	Dec. 31, 2009
Americas	(10.9)%	(20.9)%
Asia Pacific	18.4	2.0
Europe	(7.6)	(17.5)

Total	4.6%	(8.5)%

     The following table sets forth information on revenue by segment as of the three months ended December 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Connector	$534,997	73.3%	$451,606	67.7%
Custom & Electrical	194,137	26.6	214,194	32.1
Corporate & Other	442	0.1	928	0.2

Total	$729,576	100.0%	$666,728	100.0%

     The following table sets forth information on revenue by segment as of the six months ended December 31 (in thousands):

		Percentage		Percentage
	2009	of Revenue	2008	of Revenue
Connector	$1,024,138	72.9%	$1,032,716	68.6%
Custom & Electrical	378,908	27.0	471,528	31.3
Corporate & Other	563	0.1	1,469	0.1

Total	$1,403,609	100.0%	$1,505,713	100.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and six months ended December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Gross profit	$212,536	$176,072	$403,955	$425,544
Gross margin	29.1%	26.4%	28.8%	28.3%
     The increase in gross margin for the three and six month periods ended December 31, 2009 was primarily due to the expansion of our restructuring program, which has improved margins over time, and higher absorption from increased production. The increase in gross margin was partially offset by the impact of price erosion and material price increases.
     A significant portion of our material cost is comprised of copper and gold. We purchased approximately 10 million pounds of copper and approximately 53,000 troy ounces of gold during the first two quarters of fiscal 2010. The following table shows the change in average prices related to our purchases of copper and gold for the three months and six months ended December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Copper (price per pound)	$3.01	$2.66	$2.83	$3.20
Gold (price per troy ounce)	1,099	795	1,030	834
     Generally, we are able to pass through to our customers only a small portion of changes in cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges did not materially affect operating results for the three and six months ended December 31, 2009 and 2008.

     The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and six months ended December 31 (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2009	Dec. 31, 2009
Price erosion	$(36,163)	$(72,502)
Currency translation	7,857	7,351
Currency transaction	(8,621)	(10,947)
     Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion.
     The increase in gross profit due to currency translation was primarily due to a weaker U.S. dollar against other currencies during the three and six months ended December 31, 2009.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to the weakening U.S. dollar against the Japanese yen and euro during the three and six months ended December 31, 2009.
Operating Expenses
     Operating expenses were as follows as of December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Selling, general and administrative	$150,105	$144,612	$295,734	$310,963
Selling, general and administrative as a percentage of revenue	20.6%	21.7%	21.1%	20.7%
Restructuring costs and asset impairments	$25,635	$39,782	$81,528	$61,560
Goodwill impairment	—	93,140	—	93,140
     Selling, general and administrative expenses decreased as a percent of net revenue for the three months ended December 31, 2009 over the prior year period primarily due to our lower cost structure resulting from our restructuring efforts and specific cost containment activities. One-time cost reductions related to employee benefits reduced selling, general and administrative expenses by $9.2 million in the second quarter of fiscal 2009. Selling, general and administrative expenses increased as a percent of net revenue for the six months ended December 31, 2009 over the prior year period primarily due to the significant drop in revenue during the second quarter of fiscal 2009. The impact of currency translation increased selling, general, and administrative expenses by approximately $7.3 million and $6.6 million for the three and six months ended December 31, 2009, respectively, versus the comparable period.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $36.7 million, or 5.0% of net revenue and $73.2 million, or 5.2% of net revenue for the three and six months ended December 31, 2009, respectively, compared to $41.2 million or 6.2% of net revenue and $84.7 million, or 5.6% of net revenue for the same prior year periods.
     Net restructuring cost during the six months ended December 31, 2009 was $81.5 million, consisting of $20.0 million of asset impairments and $61.5 million for employee termination benefits. Net restructuring costs during the six months ended December 31, 2008 included $54.5 million for employee termination benefits and $7.1 million for asset impairments. Net restructuring cost during the quarter ended September 30, 2009 was $55.9 million, consisting of $13.2 million of asset impairments and $42.7 million of employee termination benefits. The cumulative expense since we announced the restructuring plan totals $279.4 million.

     We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue growth in our Transportation business unit. During the second quarter, we determined that there were indicators of impairment in our Transportation business unit resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the business unit’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery. These factors resulted in lower growth and profit expectations for the business unit, which resulted in the goodwill impairment charge.
Other Income
     Other income consists primarily of net interest income, investment income and currency exchange gains or losses. We recorded a loss of $2.0 million and a gain of $0.5 million for the three and six months ended December 31, 2009, respectively, compared with gains of $19.2 million and $23.0 million for the same prior year periods. The decrease between the three months ended December 31, 2009 and the prior year period primarily related to foreign currency exchange gains during the second quarter of fiscal 2009 resulting from strengthening of the U.S. dollar against most currencies during that period.
Effective Tax Rate
     The effective tax rate was 44.6% for the three months ended December 31, 2009, reflecting the tax cost of repatriating dividends during fiscal 2010 from certain non-U.S. subsidiaries having earnings that had previously been indefinitely reinvested. The dividends support the completion of our restructuring activities. Additionally, the effective tax rate increased due to tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized. The effective tax rate for the six months ended December 31, 2009, was also impacted by income tax expense recognized for the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised.
     The effective tax rate was 6.1% for the three months ended December 31, 2008, reflecting the goodwill impairment charge that does not result in a tax benefit.
Backlog
     Our order backlog on December 31, 2009 was approximately $340.6 million, an increase of 19.4% compared with order backlog of $285.3 million at December 31, 2008. Orders for the second quarter of fiscal 2010 were $777.9 million compared with $562.2 million for the prior year period, representing the significant increase in demand during fiscal 2010 as economic conditions in key geographies improved over the prior year. Orders during the second quarter of fiscal 2010 improved in all of our primary markets compared with the prior year period.

Segments
Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2009	Dec. 31, 2009
Net revenue for prior year period	$451,606	$1,032,716

Components of net revenue change:
Organic net revenue change	51,348	(46,564)
Currency translation	26,819	28,027
Acquisitions	5,224	9,959

Total change in net revenue from prior year period	83,391	(8,578)

Net revenue for current year period	$534,997	$1,024,138

Organic net revenue change as a percentage of net revenue for prior year period	11.4%	(4.5)%
     The Connector segment sells primarily to the telecommunication, data products, consumer and automotive markets, which are discussed above. Revenue increased in the three months ended December 31, 2009, compared with the prior year period primarily due to data, consumer and automotive growth, partially offset by lower revenue in the mobile sector of the telecommunications market and price erosion, which is generally higher in the Connector segment compared with our other segment. Revenue declined across all markets in the six months ended December 31, 2009, compared with the prior year period, due to the poor global economic conditions that began during the second quarter of fiscal 2009. Currency translation favorably impacted revenue for the three and six month periods ended December 31, 2009. We also completed an asset purchase of a company in Japan during the second quarter of fiscal 2009.
     The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Income from operations	$45,388	$(119,389)	$50,063	$(60,885)
Operating margin	8.5%	(26.4)%	4.9%	(5.9)%
     Connector segment income from operations increased compared with the prior year periods primarily due to the $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue and profit growth in our Transportation business unit. Connector segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010. Selling, general and administrative expenses decreased $11.5 million and $25.5 million for the three and six months ended December 31, 2009, respectively, compared with the prior year period due to savings from restructuring and specific cost-containment actions. Income from operations was unfavorably impacted by restructuring costs of $18.3 million and $69.0 million for the three and six months ended December 31, 2009, respectively, compared with $26.8 million and $42.1 million for the same prior year periods.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2009	Dec. 31, 2009
Net revenue for prior year period	$214,194	$471,528

Components of net revenue change:
Organic net revenue decline	(26,692)	(92,281)
Currency translation	5,102	(1,872)
Acquisitions	1,533	1,533

Total change in net revenue from prior year period	(20,057)	(92,620)

Net revenue for current year period	$194,137	$378,908

Organic net revenue decline as a percentage of net revenue for prior year period	(12.5)%	(19.6)%
     The sale of Custom and Electrical segment’s products is concentrated in the industrial, telecommunications and data markets. Custom and Electrical segment revenue declined in the three and six month periods ended December 31, 2009 due to the slower recovery in the industrial market discussed above.
     The following table provides information on income from operations and operating margins for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Income from operations	$19,728	$13,633	$30,879	$36,163
Operating margin	10.2%	6.4%	8.1%	7.7%
     Custom & Electrical segment operating margin increased compared with the prior year periods primarily due to lower selling, general and administrative costs. Selling, general and administrative costs declined approximately $10.0 million and $22.6 million during the three and six months ended December 31, 2009, respectively, compared with the prior year periods due to savings from restructuring and specific cost-containment activities. Income from operations was unfavorably impacted by restructuring costs of $3.6 million and $8.3 million for the three and six months ended December 31, 2009, respectively, compared with $6.3 million and $10.1 million in the same prior year periods.
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

Financial Condition and Liquidity
     We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $496.0 million and $467.9 million at December 31, 2009 and June 30, 2009, respectively, of which $489.0 million was in non-U.S. accounts as of December 31, 2009. During the three months ended December 31, 2009, we transferred cash to U.S. accounts from non-U.S. accounts to support the completion of our restructuring activities, which resulted in additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments.
     Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Long-term debt and obligations under capital leases totaled $287.2 million and $30.3 million at December 31, 2009 and June 30, 2009, respectively. We had available lines of credit totaling $232.8 million at December 31, 2009, including a $195.0 million committed, unsecured, three-year revolving credit facility with $130.0 million available as of December 31, 2009. The Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of December 31, 2009, we were in compliance with all of these covenants. Additionally, in September 2009, we refinanced three unsecured borrowing agreements into a three-year term loan approximating 20 billion Japanese yen ($217.3 million) with a fixed rate of 1.64%.
Cash Flows
     Our cash balance increased $61.6 million during the six months ended December 31, 2009. Operating cash flow for the six months ended December 31, 2009 was $141.8 million, of which we used $93.3 million to fund capital expenditures. Our primary sources of cash were operating cash flows and $24.6 million in net borrowings. We used capital during the period to fund capital expenditures of $93.3 million, acquire a business totaling $10.1 million, and pay dividends of $52.9 million. The translation of our cash to U.S. dollars increased our cash balance by $11.0 million as compared with the balance as of June 30, 2009.
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	December 31,
	2009	2008
Cash provided from operating activities	$141,838	$190,243
Cash used for investing activities	(62,800)	(175,829)
Cash used for financing activities	(28,447)	(58,119)
Effect of exchange rate changes on cash	11,020	(13,229)

Net increase (decrease) increase in cash	$61,611	$(56,934)

Operating Activities
     Cash provided from operating activities declined by $48.4 million from the prior year period due mainly to an increase in working capital needs in the current year period compared with the prior year. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of December 31, 2009 was $84.0 million, which we expect to reduce through cash outlays during fiscal 2010 and 2011.
Investing Activities
     Capital expenditures were $93.3 million for the six months ended December 31, 2009 compared with $96.6 million in the prior year period, reflecting our efforts to increase asset efficiency by lowering the incremental investment required to drive future growth. Cash used for investing activities declined by $113.0 million from the prior year period due mainly to $10.1 million invested in acquisitions during the first six months of fiscal 2010 compared to $73.4 million in the prior year period. Additionally, in fiscal 2010, we had $35.3 million in net sales of marketable securities, which increased cash flow and we had $1.5 million of net purchases in fiscal 2009, which decreased cash flow.
Financing Activities
     Cash used for financing activities decreased $28.4 million during the six months ended December 31, 2009, as compared with the prior year period primarily due to repurchases of treasury stock during fiscal 2009.
     We borrowed $110.0 million against our $195.0 million committed, unsecured, three-year revolving credit facility, which was used to pay down other uncommitted debt balances. Total borrowings against the credit facility were $65.0 million as of December 31, 2009.
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
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 (Form 10-K) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (Form 10-Q). You should carefully consider the risks described in our Form 10-K and Form 10-Q. Such risks are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also affect our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.

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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at December 31, 2009 or June 30, 2009.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at December 31, 2009 or June 30, 2009.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $26.1 million and increased income from operations of $2.0 million for the six months ended December 31, 2009, compared with the estimated results for the comparable period in the prior year.
     Our $9.6 million of marketable securities at December 31, 2009 are principally invested in time deposits.
     Interest rate exposure is generally limited to our marketable securities and three-year unsecured credit facility. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $65.0 million outstanding on our $195.0 million credit facility with an interest rate of approximately 2.7% at December 31, 2009.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
     During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2009 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
October 1 – October 31
Common Stock	—	$—	—
Class A Common Stock	26	$17.32	—
November 1 – November 30
Common Stock	—	$—	—
Class A Common Stock	8	$16.55	—
December 1 – December 31
Common Stock	—	$—	—
Class A Common Stock	4	$17.59	—

Total	38	$17.19	—

     The shares purchased represent exercises of employee stock options.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on October 30, 2009. Our stockholders elected all of the Board’s nominees for director and ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2010. The voting results were as follows:
(1) Election of Directors

Director	For	Withheld
Michelle L. Collins	82,239,854	1,504,001
Fred L. Krehbiel	80,621,840	3,122,015
David L. Landsittel	81,980,642	1,763,213
Joe W. Laymon	76,862,730	6,881,125
James S. Metcalf	82,468,793	1,275,062
The terms of the following directors continued after the annual meeting:

Michael J. Birck	John H. Krehbiel, Jr.
Anirudh Dhebar	Donald G. Lubin
Edgar D. Jannotta	Robert J. Potter
Frederick A. Krehbiel	Martin P. Slark
(2) Ratification of the selection of Ernst & Young LLP
For: 82,565,123
Against: 1,148,632
Abstentions: 30,099
Broker Nonvotes: 0

Item 6.	Exhibits

Number	Description
10	Amendment No. 1 to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P.Morgan Chase Bank, N.A., as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED (Registrant)
Date: January 29, 2010	/s/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)