Form 10-Q
period 2010-03-31
MOLEX INC
filed 2010-04-28
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     On April 22, 2010, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	78,373,570
Class B Common Stock	94,225

Molex Incorporated
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009	3

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES	31
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Mar. 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$431,754	$424,707
Marketable securities	11,636	43,234
Accounts receivable, less allowances of $42,445 and $32,593 respectively	657,280	528,907
Inventories	419,864	354,337
Deferred income taxes	42,793	27,939
Other current assets	70,093	68,449

Total current assets	1,633,420	1,447,573
Property, plant and equipment, net	1,054,575	1,080,417
Goodwill	130,099	128,494
Non-current deferred income taxes	78,163	89,332
Other assets	189,549	196,341

Total assets	$3,085,806	$2,942,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$103,048	$224,340
Accounts payable	325,398	266,633
Accrued expenses	253,121	218,429
Income taxes payable	7,493	4,750

Total current liabilities	689,060	714,152
Other non-current liabilities	19,330	21,862
Accrued pension and postretirement benefits	114,949	113,268
Long-term debt	182,459	30,311

Total liabilities	1,005,798	879,593

Commitments and contingencies

Stockholders’ equity:
Common stock	11,193	11,138
Paid-in capital	631,848	601,459
Retained earnings	2,307,993	2,355,991
Treasury stock	(1,097,518)	(1,089,322)
Accumulated other comprehensive income	226,492	183,298

Total stockholders’ equity	2,080,008	2,062,564

Total liabilities and stockholders’ equity	$3,085,806	$2,942,157

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue	$756,294	$505,539	$2,159,903	$2,011,252
Cost of sales	520,564	412,143	1,520,218	1,492,312

Gross profit	235,730	93,396	639,685	518,940

Selling, general and administrative	156,374	139,071	452,108	450,034
Restructuring costs and asset impairments	9,068	44,344	90,596	105,904
Loss on unauthorized activities in Molex Japan	30,967	—	30,967	—
Goodwill impairment	—	—	—	93,140

Total operating expenses	196,409	183,415	573,671	649,078

Income (loss) from operations	39,321	(90,019)	66,014	(130,138)

Interest (expense) income, net	(2,298)	251	(4,584)	2,287
Other (expense) income	(2,721)	3,259	62	24,252

Total other (expense) income	(5,019)	3,510	(4,522)	26,539

Income (loss) before income taxes	34,302	(86,509)	61,492	(103,599)

Income taxes	10,476	(27,909)	29,975	(2,052)

Net income (loss)	$23,826	$(58,600)	$31,517	$(101,547)

Earnings (loss) per share:
Basic	$0.14	$(0.34)	$0.18	$(0.58)
Diluted	$0.14	$(0.34)	$0.18	$(0.58)

Dividends declared per share	$0.1525	$0.1525	$0.4575	$0.4575

Average common shares outstanding:
Basic	173,858	173,228	173,689	174,985
Diluted	174,838	173,228	174,523	174,985
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2010	2009
Operating activities:
Net income (loss)	$31,517	$(101,547)
Add non-cash items included in net income (loss):
Depreciation and amortization	180,699	190,085
Share-based compensation	21,024	19,393
Goodwill impairment	—	93,140
Non-cash restructuring and other costs, net	20,041	20,041
Other non-cash items	21,817	(10,649)
Changes in assets and liabilities:
Accounts receivable	(122,127)	282,082
Inventories	(62,059)	93,916
Accounts payable	48,808	(167,781)
Other current assets and liabilities	31,147	(50,148)
Other assets and liabilities	11,059	(56,947)

Cash provided from operating activities	181,926	311,585

Investing activities:
Capital expenditures	(150,001)	(127,688)
Proceeds from sales of property, plant and equipment	8,082	7,561
Proceeds from sales or maturities of marketable securities	47,339	11,694
Purchases of marketable securities	(15,259)	(33,399)
Acquisitions	(10,097)	(73,447)
Other investing activities	(5,308)	655

Cash used for investing activities	(125,244)	(214,624)

Financing activities:
Proceeds from revolving credit facility and short term loans	154,000	115,000
Payments on revolving credit facility	(79,000)	(105,000)
Net change in long-term debt	(53,194)	47,300

Cash dividends paid	(79,420)	(73,222)
Exercise of stock options	2,257	1,233
Purchase of treasury stock	—	(76,342)
Other financing activities	(2,056)	(870)

Cash used for financing activities	(57,413)	(91,901)

Effect of exchange rate changes on cash	7,778	(23,019)

Net increase (decrease) in cash and cash equivalents	7,047	(17,959)
Cash and cash equivalents, beginning of period	424,707	475,507

Cash and cash equivalents, end of period	$431,754	$457,548

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 40 manufacturing locations in 17 countries.
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily an indication of the results that may be expected for the year ending June 30, 2010. The Condensed Consolidated Balance Sheet as of June 30, 2009 was derived from our audited consolidated financial statements for the year ended June 30, 2009. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.
     The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates. Material subsequent events are evaluated and disclosed through the report issuance date.
2. Loss on Unauthorized Activities in Molex Japan
     In April 2010, we launched an investigation into unauthorized activities in Molex Japan. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders that included unauthorized liens in Molex Japan’s name which we believe were used to cover losses resulting from unauthorized trading activities, including margin trading, in Molex Japan’s name. We also believe that the individual has misappropriated cash from Molex Japan to cover losses from unauthorized trading activities. The individual has admitted to forging documentation in arranging the transactions. We have retained outside legal counsel, and they have retained forensic accountants, to investigate the matter and the extent of Molex Japan’s liability, if any, for the unauthorized loans and any possible recourse to recover the misappropriated cash. The investigation includes a review of the facts and circumstances surrounding the unauthorized transactions, including a search of relevant physical and electronic documents and interviews with officers and employees.
     Following is a summary of our preliminary findings of the unauthorized loans and misappropriated cash, which we conducted with the assistance of our legal counsel:
•	The amount of unauthorized loans outstanding as of March 31, 2010 was ¥16.0 billion ($173.0 million). The dates, terms and amounts of the original borrowings are unclear. These unauthorized loans were not recorded in Molex’s books and records.

•	The amount of misappropriated cash was ¥1.864 billion ($20.2 million) as of March 31, 2010. Molex Japan repaid a ¥1.0 billion ($10.8 million) unauthorized loan on April 5, 2010. As of March 31, 2010, we recognized an expense for the amount of misappropriated cash and repayment of the unauthorized loan pending the investigation of the unauthorized activity.
     We believe that if Molex Japan is liable for the unauthorized loans, our maximum loss would be approximately $193.2 million, of which $31.0 million has been reflected as a charge in the current quarter and $162.2 million is a contingent liability. With respect to the contingent liability, we do not believe that a loss is probable at this time and consequently did not record any loss pending the results of the investigation and extent of our liability, if any. The total amount of unauthorized loans and misappropriated cash referred to above are based on the status of the investigation.

      Moreover, we have also learned that the actual timing, terms and amounts of authorized loans with an authorized Japanese bank were inconsistent with documents provided to Molex Japan by the above referenced individual. These differences have been resolved and the terms of our authorized borrowings in Molex Japan are included in Note 9.
3. Restructuring Costs and Asset Impairments
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the three months ended March 31, 2010 was $9.0 million, consisting of $8.9 million of severance costs and $0.1 million in asset impairments. Net restructuring cost during the three months ended December 31, 2009 was $25.6 million, consisting of $18.8 million for severance costs and $6.8 million of asset impairments. Net restructuring costs during the three months ended March 31, 2009, was $44.3 million, consisting of $28.9 million of severance costs and $15.4 million in asset impairments. The cumulative restructuring costs and related asset impairments since we announced the restructuring plan totaled $288.5 million.
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
     The following table sets forth restructuring costs and asset impairments by segment (in thousands):

		Custom &	Corporate
	Connector	Electrical	and Other	Total
Cumulative costs at June 30, 2009	$116,066	$38,555	$43,278	$197,899
Net restructuring costs during the first quarter:
Severance costs	37,469	4,639	595	42,703
Asset impairments	13,191	—	—	13,191

Cumulative restructuring costs and asset impairments at Sept. 30, 2009	$166,726	$43,194	$43,873	$253,793
Net restructuring costs during the second quarter:
Severance costs	12,209	3,189	3,455	18,853
Asset impairments	6,119	459	204	6,782

Cumulative restructuring costs and asset impairments at Dec. 31, 2009	$185,054	$46,842	$47,532	$279,428
Net restructuring costs during the third quarter:
Severance costs	6,459	2,490	—	8,949
Asset impairments	85	—	34	119

Cumulative restructuring costs and asset impairments at Mar. 31, 2010	$191,598	$49,332	$47,566	$288,496

     The cumulative change in the accrued severance costs balance related to restructuring charges is summarized as follows (in thousands):

Balance at June 30, 2009	$69,928
Cash payments	(17,677)
Charges to expense	46,604
Non-cash related costs	3,598

Balance at September 30, 2009	$102,453
Cash payments	(31,754)
Charges to expense	18,853
Non-cash related costs	(5,538)

Balance at December 31, 2009	$84,014
Cash payments	(33,074)
Charges to expense	8,949
Non-cash related costs	(3,218)

Balance at March 31, 2010	$56,671

     The accrued severance costs balance at March 31, 2010 is recorded in accrued expenses.
4. Acquisitions
     In the second quarter of fiscal 2010, we completed an asset purchase of a company in China for $10.1 million and recorded goodwill of $2.2 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.
5. Earnings (Loss) Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	173,858	173,228	173,689	174,985
Effect of dilutive stock options	980	—	834	—

Diluted weighted average common shares outstanding	174,838	173,228	174,523	174,985

     Excluded from the computations above were anti-dilutive shares of 6.0 million and 7.3 million for the three months and nine months ended March 31, 2010, respectively, compared to 9.5 million and 8.9 million for the same prior year periods. During the three months and nine months ended March 31, 2009, we incurred a net loss. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted loss per share for the three and nine months ended March 31, 2009.

6. Comprehensive Income (Loss)
     Total comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$23,826	$(58,600)	$31,517	$(101,547)
Translation adjustments	4,849	(67,650)	45,379	(159,939)
Accumulated actuarial loss	—	—	(5,831)	—
Unrealized investment gain (loss)	708	5,564	(2,185)	(5,952)

Total comprehensive income (loss)	$29,383	$(120,686)	$68,880	$(267,438)

     During the nine months ended March 31, 2010, we recognized a pension liability remeasurement of $5.2 million related to the merger of two pension plans and $0.6 million related to a pension curtailment.
7. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Mar. 31,	June 30,
	2010	2009
Raw materials	$79,524	$58,720
Work in process	134,493	113,782
Finished goods	205,847	181,835

Total inventories	$419,864	$354,337

8. Pensions and Other Postretirement Benefits
     During the nine months ended March 31, 2010, we recognized a $3.8 million pension curtailment gain from the merger of two pension plans. During the three months ended March 31, 2009, we recognized curtailment expenses of $1.2 million related to our U.S. and Japan pension plans and a $0.3 million special termination benefits expense in our postretirement medical benefit plan in connection with the early termination of participants resulting from our restructuring plans. During the nine months ended March 31, 2009, we also recognized a $4.0 million curtailment gain in our postretirement medical benefit plan by reducing the number of employees eligible for retiree medical coverage. The curtailment adjustments and special termination benefits reduced cost of sales by $1.6 million and reduced selling, general and administrative expense by $2.4 million and increased restructuring expense by $1.5 million for the nine months ended March 31, 2009.

     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$1,990	$2,066	$5,970	$6,198
Interest cost	2,041	2,064	6,123	6,192
Expected return on plan assets	(1,696)	(2,180)	(5,089)	(6,540)
Amortization of prior service cost	10	11	30	33
Recognized actuarial losses	57	62	173	186
Amortization of transition obligation	624	106	1,871	318
Curtailment adjustment	—	1,151	(3,849)	1,151

Benefit cost	$3,026	$3,280	$5,229	$7,538

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$271	$611	$813	$1,833
Interest cost	621	796	1,863	2,388
Amortization of prior service cost	(516)	(160)	(1,548)	(480)
Recognized actuarial losses	175	157	525	471
Curtailment adjustment	—	299	—	(3,701)

Benefit cost	$551	$1,703	$1,653	$511

9. Debt
     We had available lines of credit totaling $197.2 million at March 31, 2010 expiring between 2010 and 2013. In June 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility, amended in January 2010, that matures in June 2012 (the Credit Facility). Borrowings under the Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 250 basis points as of March 31, 2010. On up to two occasions we may, at our option, increase the credit line by an amount not to exceed $75.0 million upon satisfaction of certain conditions. The instrument governing the Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of March 31, 2010, we were in compliance with these covenants and had outstanding borrowings of $100.0 million.
     We have three unsecured borrowing agreements in Japan totaling ¥18 billion ($194.7 million) with weighted average fixed rates of 1.53%. As of March 31, 2010, we had a remaining balance on these agreements of ¥16.4 billion ($177.4 million).
     The current portion of our long-term debt and short-term loans as of March 31, 2010 consists principally of unsecured term loans approximating ¥9.2 billion ($99.5 million) with weighted-average fixed interest rates approximating 1.53%. Our long-term debt, including capital lease obligations, approximates $184.0 million, including an outstanding balance of $100.0 million on the Credit Facility at March 31, 2010, the Japanese yen borrowings approximating $77.9 million and other unsecured term loans and capital lease obligations approximating $6.1 million.

10. Income Taxes
     The effective tax rate was 30.5% for the three months ended March 31, 2010 and 32.3% for the three months ended March 31, 2009. As of March 31, 2010, unrecognized tax benefits were $21.2 million, which if recognized, would reduce the effective income tax rate. Changes in the amount of unrecognized tax benefits in the nine months ended March 31, 2010 were not significant.
     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2005. The tax years 2006 through 2009 remain open to examination by all major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and/or penalties related to income tax matters in tax expense. As of March 31, 2010, there were no material interest or penalty amounts to accrue.
11. Fair Value Measurements
     The following table summarizes our financial assets and liabilities as of March 31, 2010, which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Marketable and available for sale securities	$25,840	$25,840	$—	$—
Debt	283,602	—	283,602	—
Derivative financial instruments, net	4,381	—	4,381	—
     We determine the fair value of our marketable and available for sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes, which are valued based on Level 2 inputs in the fair value hierarchy. The fair value of our financial instruments is determined by a mark-to-market valuation based on forward curves using observable market prices.
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
     We adopted ASC 810-10, Consolidation, effective July 1, 2009. ASC 810-10 requires interests in subsidiaries held by parties other than us to be reported separately within the equity section of the consolidated financial statements and purchases or sales of equity interests that do not result in a change of control be accounted for as equity transactions. It also requires net income attributable to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income and when a subsidiary is deconsolidated, any retained noncontrolling interest in a former subsidiary and resulting gain or loss on the deconsolidation of the subsidiary, is measured at fair value. The adoption of ASC 810-10 did not have a material impact on our financial statements.

     We adopted ASC 815-10, Derivatives and Hedging, effective July 1, 2009. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of ASC 815-10 did not have a material impact on our financial statements.
     In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the quarter ended March 31, 2010.
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
13. Segments and Related Information
     Our reportable segments consist of the Connector and Custom & Electrical segments:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

     Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:
March 31, 2010:
Revenues from external customers	$540,822	$215,103	$369	$756,294
Income (loss) from operations	26,934	34,668	(22,281)	39,321
Depreciation & amortization	47,304	8,309	3,823	59,436
Capital expenditures	52,866	2,235	1,580	56,681

March 31, 2009:
Revenues from external customers	$349,834	$155,178	$527	$505,539
Income (loss) from operations	(51,477)	586	(39,128)	(90,019)
Depreciation & amortization	51,410	8,111	4,215	63,736
Capital expenditures	24,396	2,985	3,671	31,052

For the nine months ended:
March 31, 2010:
Revenues from external customers	$1,564,960	$594,011	$932	$2,159,903
Income (loss) from operations	76,996	65,548	(76,530)	66,014
Depreciation & amortization	144,526	25,007	11,166	180,699
Capital expenditures	131,944	9,744	8,313	150,001

March 31, 2009:
Revenues from external customers	$1,382,550	$626,706	$1,996	$2,011,252
Income (loss) from operations	(112,362)	36,749	(54,525)	(130,138)
Depreciation & amortization	151,857	25,260	12,968	190,085
Capital expenditures	99,074	15,613	13,001	127,688
     Corporate & other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain facilities that are not specific to a particular division. The loss from operations for the Connector segment includes a $93.1 million goodwill impairment charge in our Transportation business unit during the second quarter of fiscal 2009.

     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
March 31, 2010	$1,601,239	$430,932	$99,548	$2,131,719
June 30, 2009	1,388,110	390,906	184,645	1,963,661
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Mar. 31,	June 30,
	2010	2009
Segment net assets	$2,131,719	$1,963,661
Other current assets	556,276	564,329
Non current assets	397,811	414,167

Consolidated total assets	$3,085,806	$2,942,157

Molex Incorporated

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information ”.
Overview
     Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 40 manufacturing locations in 17 countries. We also provide manufacturing services to integrate specific components into a customer’s product.
     Our reportable segments consist of the Connector and Custom & Electrical segments:
•	The Connector segment manufactures and sells products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applicants.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Worldwide economic conditions and instability in the global economy led to a significant drop in demand for our products beginning in the second quarter of fiscal 2009. The drop in revenue was significant as our customers attempted to manage their inventory. Customer demand and revenue has improved significantly in fiscal 2010 due to rapid recovery in the world’s gross domestic product, particularly in Asia. The stronger end market demand and release of new products increased net revenue and gross margins during the three and nine months ended March 31, 2010 compared with the prior year periods. Selling, general and administrative expenses as a percent of revenue also decreased during the three and nine months ended March 31, 2010 compared with the prior year periods due to our lower cost structure resulting from our restructuring efforts and specific cost containment activities.
     During fiscal 2007, we undertook a restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan relates to facilities located in North America and Europe and, in general, the movement of manufacturing activities at these plants to other facilities. Net restructuring cost during the three months ended March 31, 2010 was $9.0 million, consisting of $8.9 million of severance costs and $0.1 million in asset impairments. Net restructuring cost during the three months ended December 31, 2009 was $25.6 million, consisting of $18.8 million for severance costs and $6.8 million of asset impairments. Net restructuring costs during the three months ended March 31, 2009, was $44.3 million, consisting of $28.9 million of severance costs and $15.4 million in asset impairments. The cumulative restructuring costs and related asset impairments since we announced the restructuring plan totaled $288.5 million.

     We expect to incur total restructuring and asset impairment costs related to restructuring actions approximating $300 million. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest additions to the restructuring actions, which included reorganization of our global product divisions in fiscal 2009. A portion of this plan involves cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations. See Note 3 of the “Notes to the Consolidated Financial Statements” for further discussion. We expect to complete the actions under this plan by June 30, 2010 with estimated annual cost savings of $205 million.
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
Loss on Unauthorized Activities in Molex Japan
     In April 2010, we launched an investigation into unauthorized activities in Molex Japan. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders that included unauthorized liens in Molex Japan’s name which we believe were used to cover losses resulting from unauthorized trading activities, including margin trading, in Molex Japan’s name. We also believe that the individual has misappropriated cash from Molex Japan to cover losses from unauthorized trading activities. The individual has admitted to forging documentation in arranging the transactions. We have retained outside legal counsel, and they have retained forensic accountants, to investigate the matter and the extent of Molex Japan’s liability, if any, for the unauthorized loans and any possible recourse to recover the misappropriated cash. The investigation includes a review of the facts and circumstances surrounding the unauthorized transactions, including a search of relevant physical and electronic documents and interviews with officers and employees.
     Following is a summary of our preliminary findings of the unauthorized loans and misappropriated cash, which we conducted with the assistance of our legal counsel:
•	The amount of unauthorized loans outstanding as of March 31, 2010 was ¥16.0 billion ($173.0 million). The dates, terms and amounts of the original borrowings are unclear. These unauthorized loans were not recorded in Molex’s books and records.

•	The amount of misappropriated cash was ¥1.864 billion ($20.2 million) as of March 31, 2010. Molex Japan repaid a ¥1.0 billion ($10.8 million) unauthorized loan on April 5, 2010. As of March 31, 2010, we recognized an expense for the amount of misappropriated cash and repayment of the unauthorized loan pending the investigation of the unauthorized activity.

     We believe that if Molex Japan is liable for the unauthorized loans, our maximum loss would be approximately $193.2 million, of which $31.0 million has been reflected as a charge in the current quarter and $162.2 million is a contingent liability. With respect to the contingent liability, we do not believe that a loss is probable at this time and consequently did not record any loss pending the results of the investigation and extent of our liability, if any. The total amount of unauthorized loans and misappropriated cash referred to above are based on the status of the investigation.
     Moreover, we have also learned that the actual timing, terms and amounts of authorized loans with an authorized Japanese bank were inconsistent with documents provided to Molex Japan by the above referenced individual. These differences have been resolved and terms of our authorized borrowings in Molex Japan are included in Note 9 of the “Notes to the Condensed Consolidated Financial Statements”.
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

Results of Operations
     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the three months ended March 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Net revenue	$756,294	100.0%	$505,539	100.0%
Cost of sales	520,564	68.8%	412,143	81.5%

Gross profit	235,730	31.2%	93,396	18.5%

Selling, general & administrative	156,374	20.7%	139,071	27.5%
Restructuring costs and asset impairments	9,068	1.2%	44,344	8.8%
Loss on unauthorized activities in Molex Japan	30,967	4.1%	—	—%

Income (loss) from operations	39,321	5.2%	(90,019)	(17.8)%

Other (expense) income, net	(5,019)	(0.7)%	3,510	0.7%

Income (loss) before income taxes	34,302	4.5%	(86,509)	(17.1)%
Income taxes	10,476	1.4%	(27,909)	(5.5)%

Net income (loss)	$23,826	3.2%	$(58,600)	(11.6)%

     The following table sets forth consolidated statements of income data as a percentage of net revenue for the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Net revenue	$2,159,903	100.0%	$2,011,252	100.0%
Cost of sales	1,520,218	70.4%	1,492,312	74.2%

Gross profit	639,685	29.6%	518,940	25.8%

Selling, general & administrative	452,108	20.9%	450,034	22.4%
Restructuring costs and asset impairments	90,596	4.2%	199,044	9.9%
Loss on unauthorized activities in Molex Japan	30,967	1.4%	—	—%

Income (loss) from operations	66,014	3.1%	(130,138)	(6.5)%

Other (expense) income, net	(4,522)	(0.2)%	26,539	1.3%

Income (loss) before income taxes	61,492	2.9%	(103,599)	(5.2)%
Income taxes	29,975	1.4%	(2,052)	(0.1)%

Net income (loss)	$31,517	1.5%	$(101,547)	(5.0)%

Net Revenue
     We sell our products in five primary markets. Revenue increased significantly across all markets during the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009 (comparable quarter) as economic conditions in key geographies improved over the prior year. Revenue increased in the Industrial and Automotive markets, but remained flat or declined slightly in the Consumer, Telecommunications and Data markets reflecting lower than expected seasonality decline during the third quarter of fiscal 2010 compared with the second quarter of fiscal 2010 (sequential quarter). The change in revenue from each market during the third quarter of fiscal 2010 compared with the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Consumer	45.7%	(2.3)%
Telecommunications	30.8	(0.8)
Automotive	72.6	5.9
Data	57.4	(1.8)
Industrial	49.6	17.7
     Consumer market revenue increased against the comparable quarter due to government incentives in certain countries, customers replenishing inventory levels and increased demand for our components in portable navigation devices, home appliances, digital cameras and flat panel display televisions partially offset by a decline in gaming equipment. Consumer market revenue declined modestly against the sequential quarter as the second quarter benefitted from pre-holiday production volumes in home entertainment and gaming equipment based on our customers’ anticipation of increased consumer spending during the holiday season.
     Telecommunications market revenue increased against the comparable quarter due to increased infrastructure spending, higher demand for smartphones and our customers’ introduction of smartphone models that include our connector products. Revenue declined slightly against the sequential quarter as seasonal decline in mobile phone business was partially offset by increased infrastructure spending.
     Automotive market revenue increased substantially against the comparable quarter as global car sales have increased, particularly in North America, China and Europe, as improving global economic conditions led to our customers increasing vehicle builds to replenish inventory levels. The automotive market also benefited from our customers’ increasing electronic content in automobiles, such as rear view cameras, navigational systems, mobile communication and entertainment systems.
     Data market revenue increased against the comparable quarter primarily because of depressed enterprise spending in the prior year and increased demand for notebook, networking and storage products in the current period. Data market revenue declined modestly against the sequential quarter primarily due to a seasonal drop in revenue for server products, which also benefitted from the deferred enterprise spending increase in the second quarter. Seasonal decline against the sequential quarter was partially offset by increased content and demand for notebook computers.
     Industrial market revenue increased against both the comparable quarter and the sequential quarter as global economic conditions improved and our customers increased production to meet demand after delaying many industrial automation projects in prior quarters due to uncertainties about the economic conditions.

     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Americas	26%	27%	24%	27%
Asia Pacific	58	54	60	54
Europe	16	19	16	19

Total	100%	100%	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2010
Net revenue for prior year period	$505,539	$2,011,252
Components of net revenue change:
Organic net revenue increase	228,427	88,694
Currency translation	20,653	46,790
Acquisitions	1,675	13,167

Total change in net revenue from prior year period	250,755	148,651

Net revenue for current year period	$756,294	$2,159,903

Organic net revenue increase as a percentage of net revenue from prior year period	45.2%	4.4%
     Organic revenue increased significantly during the three months ended March 31, 2010 compared with the prior year period as customer demand improved in all of our primary markets. Revenue decreased during fiscal 2009 across all of our primary markets due to deterioration in global economic conditions and subsequent inventory reductions in the supply chain. This decrease in demand for our products began during the second quarter of fiscal 2009, resulting in the smaller increase in organic revenue for the nine months ended March 31, 2010 compared with the prior year period. We also completed an asset purchase of a company in Japan during the second quarter of fiscal 2009 and a company in China during the second quarter of fiscal 2010.
     The general weakening of the U.S. dollar against the euro and Japanese yen increased revenue by approximately $20.7 million and $46.8 million for the three and nine months ended March 31, 2010, respectively. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended March 31, 2010			Nine Months Ended March 31, 2010
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$56,098	$837	$56,935	$(30,433)	$878	$(29,555)
Asia Pacific	155,839	13,364	169,203	172,206	41,018	213,224
Europe	15,604	6,452	22,056	(32,187)	4,894	(27,293)
Corporate & other	2,561	—	2,561	(7,725)	—	(7,725)

Net change	$230,102	$20,653	$250,755	$101,861	$46,790	$148,651

     The change in revenue on a local currency basis was as follows:

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2010
Americas	40.4%	(5.5)%
Asia Pacific	57.8	16.0
Europe	16.0	(8.7)

Total	45.5%	5.1%
Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Gross profit	$235,730	$93,396	$639,685	$518,940
Gross margin	31.2%	18.5%	29.6%	25.8%
     The increase in gross profit for the three and nine month periods ended March 31, 2010 was primarily due to higher absorption from increased production and lower costs resulting from our restructuring program, which has improved margins over time. The improvements in gross profit were partially offset by the impact of price erosion and material price increases.
     A significant portion of our material cost is comprised of copper and gold. We purchased approximately 16 million pounds of copper and approximately 81,000 troy ounces of gold during the first three quarters of fiscal 2010. The following table shows the change in average prices related to our purchases of copper and gold for the three months and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Copper (price per pound)	$3.28	$1.56	$3.00	$2.96
Gold (price per troy ounce)	1,110.10	908.00	1,057.30	854.30
     Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges reduced cost of sales by $2.5 million and $3.0 million for the three and nine months ended March 31, 2010. The spot prices for gold and copper were below our strike price during the three and nine months ended March 31, 2009.
     The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and nine months ended March 31 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2010
Price erosion	$(34,354)	$(106,856)
Currency translation	5,834	13,185
Currency transaction	(3,826)	(15,451)
     Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion.

     The increase in gross profit due to currency translation was primarily due to a generally weaker U.S. dollar against other currencies during the three and nine months ended March 31, 2010.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to the weakening U.S. dollar against the Japanese yen and euro during the three and nine months ended March 31, 2010.
Operating Expenses
     Operating expenses were as follows as of March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Selling, general and administrative	$156,374	$139,071	$452,108	$450,034
Restructuring costs and asset impairments	9,068	44,344	90,596	105,904
Loss on unauthorized activities in Molex Japan	30,967	—	30,967	—
Goodwill impairment	—	—	—	93,140

Total operating expenses	$196,409	$183,415	$573,671	$647,078

Selling, general and administrative as a percentage of revenue	20.7%	27.5%	20.9%	22.4%
     Selling, general and administrative expenses decreased as a percent of net revenue for the three months ended March 31, 2010 over the prior year period primarily due to our lower cost structure resulting from our restructuring efforts and specific cost containment activities. Selling, general and administrative expenses in fiscal 2010 increased for certain employee benefits that were suspended during fiscal 2009. The impact of currency translation increased selling, general and administrative expenses by approximately $4.6 million and $11.1 million for the three and nine months ended March 31, 2010 and decreased selling, general and administrative expenses by $1.7 million and $9.9 million, respectively, for the same prior year periods.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $39.9 million, or 5.3% of net revenue, and $113.1 million, or 5.2% of net revenue, for the three and nine months ended March 31, 2010, respectively, compared to $34.9 million, or 6.9% of net revenue, and $119.6 million, or 5.9% of net revenue, for the same prior year periods.
     Net restructuring costs decreased $35.3 million during the three months ended March 31, 2010, compared to the prior year period, as we conclude our planned actions under the restructuring plan. Net restructuring costs during the nine months ended March 31, 2010 were $90.6 million, consisting of $20.1 million of asset impairments and $70.5 million for severance costs. Net restructuring costs during the nine months ended March 31, 2009 included $22.5 million for asset impairments and $83.4 million for severance costs. The cumulative expense since we announced the restructuring plan totals $288.5 million.
     We recorded a $31.0 million loss on unauthorized activities in Molex Japan during the third quarter of fiscal 2010. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements”.
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

Other Income (Expense)
     Other income (expense) consists primarily of net interest income, investment income and currency exchange gains or losses. We recorded net expenses of $5.0 and $4.5 million for the three and nine months ended March 31, 2010, respectively, compared with net gains of $3.5 million and $26.5 million for the same prior year periods. The gains during the nine months ended March 31, 2009 primarily related to foreign currency exchange gains during the second quarter of fiscal 2009 resulting from strengthening of the U.S. dollar against most currencies.
Effective Tax Rate
     The effective tax rate was 30.5% for the three months ended March 31, 2010. The effective tax rate for the three and nine months ended March 31, 2010 was impacted by income tax expense recognized due to the passage of the Federal health care legislation, which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D.
     The effective tax rate was 32.3% for the three months ended March 31, 2009.
Backlog
     Our order backlog on March 31, 2010 was approximately $422.2 million, an increase of 68.2% compared with order backlog of $251.0 million at March 31, 2009. Orders for the third quarter of fiscal 2010 were $838.0 million compared with $474.5 million for the prior year period, representing the significant increase in demand during fiscal 2010 as economic conditions in key geographies improved over the prior year. Orders during the third quarter of fiscal 2010 improved in all of our primary markets compared with the prior year period.
Segments
     The following table sets forth information on revenue by segment as of the three months ended March 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Connector	$540,822	71.5%	$349,834	69.2%
Custom & Electrical	215,103	28.4	155,178	30.7
Corporate & Other	369	0.1	527	0.1

Total	$756,294	100.0%	$505,539	100.0%

     The following table sets forth information on revenue by segment as of the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Connector	$1,564,960	72.4%	$1,382,550	68.7%
Custom & Electrical	594,011	27.5	626,706	31.2
Corporate & Other	932	0.1	1,996	0.1

Total	$2,159,903	100.0%	$2,011,252	100.0%

Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2010
Net revenue for prior year period	$349,834	$1,382,550

Components of net revenue change:
Organic net revenue increase	175,867	162,172
Currency translation	15,121	10,279
Acquisitions	—	9,959

Total change in net revenue from prior year period	190,988	182,410

Net revenue for current year period	$540,822	$1,564,960

Organic net revenue increase as a percentage of net revenue for prior year period	50.3%	11.7%
     The Connector segment sells primarily to the telecommunication, data products and consumer markets, which are discussed above. Segment net revenue increased in the three and nine months ended March 31, 2010 compared with the prior year periods due to increased demand in all of the Connector segment’s primary markets, partially offset by price erosion, which is generally higher in the Connector segment compared with our other segment. Currency translation favorably impacted revenue for the three and nine months ended March 31, 2010. We also completed an asset purchase of a company in Japan during the second quarter of fiscal 2009.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income (loss) from operations	$26,934	$(51,477)	$76,996	$(112,362)
Operating margin	5.0%	(14.7)%	5.0%	(8.1)%
     Connector segment income from operations increased compared with the prior year periods primarily due to increased revenue and the $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 to write-off goodwill based on lower projected future revenue and profit growth in our Transportation business unit. Gross margins were positively affected by higher absorption and restructuring. Connector segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010. Selling, general and administrative expenses as a percent of revenue were 16.7% and 16.5% for the three and nine months ended March 31, 2010, respectively, compared with 22.8% and 19.9% for the same prior year periods, due to savings from restructuring and specific cost-containment actions. Income from operations was also unfavorably impacted by restructuring costs of $6.6 million and $75.6 million for the three and nine months ended March 31, 2010, respectively, compared with $30.6 million and $72.7 million for the same prior year periods.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2010
Net revenue for prior year period	$155,178	$626,706

Components of net revenue change:
Organic net revenue change	52,702	(39,579)
Currency translation	5,548	3,676
Acquisitions	1,675	3,208

Total change in net revenue from prior year period	59,925	(32,695)

Net revenue for current year period	$215,103	$594,011

Organic net revenue change as a percentage of net revenue for prior year period	34.0%	(6.3)%
     The sale of Custom and Electrical segment’s products is concentrated in the industrial, telecommunications and data markets. Custom and Electrical segment revenue increased in the three months ended March 31, 2010 due to increased demand in all of the segment’s primary markets. We also completed an asset purchase of a company in China during the second quarter of fiscal 2010. Segment revenue declined in the nine months ended March 31, 2010 due to the delayed recovery from the economic recession in the industrial market.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income from operations	$34,668	$586	$65,548	$36,749
Operating margin	16.1%	0.4%	11.0%	5.9%
     Custom & Electrical segment income from operations increased compared with the prior year periods primarily due to increased revenue and lower selling, general and administrative costs in fiscal 2010. Gross margins were positively affected by higher absorption and restructuring. Selling, general and administrative expenses as a percent of revenue were 19.8% and 20.7% for the three and nine months ended March 31, 2010, respectively, compared with 26.0% and 23.1% for the same prior year periods, due to savings from restructuring and specific cost-containment actions. Income from operations was also unfavorably impacted by restructuring costs of $2.5 million and $10.7 million for the three and nine months ended March 31, 2010, respectively, compared with $7.5 million and $17.6 million for the same prior year periods.
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

Financial Condition and Liquidity
     We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $443.4 million and $467.9 million at March 31, 2010 and June 30, 2009, respectively, of which $417.0 million was in non-U.S. accounts as of March 31, 2010. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments.
     Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Long-term debt and obligations under capital leases totaled $184.0 million and $30.3 million at March 31, 2010 and June 30, 2009, respectively. We had available lines of credit totaling $197.2 million at March 31, 2010, including a $195.0 million committed, unsecured, three-year revolving credit facility with $95.0 million available as of March 31, 2010. The credit facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of March 31, 2010, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements totaling ¥18 billion ($194.7 million) with weighted average fixed rates of 1.53%. As of March 31, 2010, we had a remaining balance on these agreements of ¥16.4 billion ($177.4 million). See Note 2 of the “Notes to the Condensed Consolidated Financial Statements”.
Cash Flows
     Our cash balance increased $7.0 million during the nine months ended March 31, 2010. Operating cash flow was $181.9 million, of which we used $150.0 million to fund capital expenditures. Our primary sources of cash were operating cash flows and $75.0 million in net borrowings against the credit facility. We used capital during the period to fund capital expenditures and pay dividends of $79.5 million. The translation of our cash to U.S. dollars reduced our cash balance by $7.8 million as compared with the balance as of June 30, 2009.
     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	March 31,
	2010	2009
Cash provided from operating activities	$181,926	$311,585
Cash used for investing activities	(125,244)	(214,624)
Cash used for financing activities	(57,413)	(91,901)
Effect of exchange rate changes on cash	7,778	(23,019)

Net increase (decrease) in cash	$7,047	$(17,959)

Operating Activities
     Cash provided from operating activities declined by $129.7 million from the prior year period due mainly to an increase in working capital needs in the current year period compared with the prior year. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of March 31, 2010 was $56.7 million, which we expect to reduce through cash outlays during fiscal 2010 and 2011.
Investing Activities
     Capital expenditures were $150.0 million for the nine months ended March 31, 2010 compared with $127.7 million in the prior year period. Cash used for investing activities declined by $89.4 million from the prior year period due mainly to $10.1 million invested in acquisitions during the first nine months of fiscal 2010 compared to $73.4 million in the prior year period. Additionally, in fiscal 2010, we had $32.1 million in net sales of marketable securities, which increased cash flow and we had $21.7 million of net purchases in fiscal 2009, which decreased cash flow.

Financing Activities
     Cash used for financing activities decreased $34.5 million during the nine months ended March 31, 2010, as compared with the prior year period primarily due to a $54.1 million reduction of outstanding loans for Molex Japan.
     We borrowed $154.0 million against our $195.0 million committed, unsecured, three-year revolving credit facility, which was used to pay down other uncommitted debt balances. Total borrowings against the credit facility were $100.0 million as of March 31, 2010.
     As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements. Any liability for unauthorized loans in Molex Japan may also impact our cash requirements.
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
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 (Form 10-K) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Form 10-Q). You should carefully consider the risks described in our Form 10-K and Form 10-Q. Such risks are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
     We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, the ability to realize cost savings from restructuring activities, unauthorized activities in Molex Japan, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at March 31, 2010 or June 30, 2009.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at March 31, 2010 or June 30, 2009.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $46.8 million and increased income from operations of $3.0 million for the nine months ended March 31, 2010, compared with the estimated results for the comparable period in the prior year.
     Our $11.6 million of marketable securities at March 31, 2010 are principally invested in time deposits.
     Interest rate exposure is generally limited to our marketable securities and three-year unsecured credit facility. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $100 million outstanding on our $195 million credit facility with an interest rate of approximately 2.7% at March 31, 2010.
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

Internal Control Over Financial Reporting
     During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by intentionally falsified documentation, by collusion of two or more individuals within Molex or third parties, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
PART II
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K for the year ended June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2010 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
January 1 – January 31
Common Stock	—	$—	—
Class A Common Stock	3	$16.71	—
February 1 – February 28
Common Stock	—	$—	—
Class A Common Stock	274	$18.16	—
March 1 – March 31
Common Stock	—	$—	—
Class A Common Stock	4	$17.70	—

Total	281	$18.14	—

The shares purchased represent exercises of employee stock options.

Item 6. Exhibits

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED
(Registrant)

Date: April 27, 2010	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)