Form 10-K
period 2010-06-30
MOLEX INC
filed 2010-08-03
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
Registrant’s telephone number, including area code:
(630) 969-4550

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.05	The Nasdaq Stock Market, LLC
Class A Common Stock, par value $0.05	The Nasdaq Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.3 billion (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2009).

On July 29, 2010, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	78,599,930
Class B Common Stock	94,255

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 29, 2010 are incorporated by reference into Part III of this annual report on Form 10-K.

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

We are one of the world’s largest manufacturers of electronic connectors in terms of net revenue. Net revenue was $3.0 billion for fiscal 2010. We operated 39 manufacturing locations in 16 countries, and employed 35,519 people worldwide as of June 30, 2010.

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

The Connector Industry

The global connector industry is highly competitive and fragmented and is estimated to represent approximately $40 billion in net revenue for fiscal 2010. The industry has grown at a compounded annual rate of 5% over the past 25 years.

The connector industry is characterized by rapid advances in technology and new product development. These advances have been substantially driven by the increased functionality of applications in which our products are used. Although many of the products in the connector market are mature products, some with 25-30 year life spans, there is also a constant demand for new product solutions.

Industry trends that we deem particularly relevant include:

•	Globalization. Synergistic opportunities exist for the industry to design, manufacture and sell electronic products in different countries around the world in an efficient and seamless process. For example, electronic products may be designed in Japan, manufactured in China, and sold in the United States.

•	Convergence of markets. Traditionally separate markets such as consumer electronics, data and telecommunications are converging, resulting in single devices offering broad-based functionality.

•	Increasing electronics content. Consumer demand for advanced product features, convenience and connectivity is driving connector growth at rates faster than the growth rates of the underlying electronics markets.

•	Product size reduction. High-density, micro-miniature technologies are expanding to markets such as data and mobile phones, leading to smaller devices and greater mobility.

•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines and a strong financial position for the majority of their connector requirements.

•	Price erosion. As unit volumes grow, production experience is accumulated and costs decrease, and as a result, prices decline.

•	Rising commodity prices. Commodity prices continue to increase and affect gross margin.

Markets and Products

The approximate percentage of our net revenue by market for fiscal 2010 is summarized below:

	Percentage of Fiscal 2010	Primary End Use Products
Markets	Net Revenue	Supported by Molex
Telecommunications	25%	Mobile phones and devices, networking equipment, switches and transmission equipment

Data	22%	Desktop and notebook computers, peripheral equipment, servers, storage, copiers, printers and scanners

Consumer	20%	Digital electronics, CD and DVD players, cameras, flat panel display, plasma and LCD televisions, electronic games and major appliances

Industrial	14%	Factory automation, robotics, machine tool, complex machine builder, device manufacturers (sensors & valves)

Automotive	16%	Engine control units, body electronics, safety electronics, sensors, panel instrumentation and other automotive electronics

Other (includes Medical, Military and Aerospace)	3%	Electronic and electrical devices for a variety of markets

Telecommunications.  In the telecommunications market, we believe our key strengths include high speed optical signal product lines, backplane connector systems, power distribution products, micro-miniature connectors, global coordination and complementary products such as keyboards and antennas. We are a market leader for LDS antennas, where a 3D antenna radiator pattern is created by a laser and plated for use in the growing smartphone market.

For mobile phones, we provide micro-miniature connectors, SIM card sockets, keypads, electromechanical subassemblies and internal antennas and subsystems. An area of particular innovation is high-speed backplanes and cables for infrastructure equipment.

We released several new products for the telecommunications market in fiscal 2010:

•	EdgeLinetm Connectors are low-profile, 12.5 Gbps connectors for use in high-signal transmissions and high-density signal applications,

•	Impacttm 6-Pair Right-Angle Cable Assemblies extend the range of high-performance backplane applications to connect with next-generation telecom and data networking equipment, while maximizing signal integrity at differential speeds up to 25 Gbps, and

•	VHDM® H-Series Backplane Connector Systems achieve data rates up to 6.25 Gbps, significantly reduce crosstalk and improve PCB routing for telecom and datacom system upgrades without costly architecture redesigns.

Data.  In the data market, our key strengths include our high-speed signal product line, storage input/output (I/O) products, standards committee leadership, global coordination, low cost manufacturing and strong relationships with OEMs, contract manufacturers and original design manufacturers.

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

We hold a strong position with the connectors used in servers, the segment of this market that accounts for the largest volume of connector purchases. We offer a large variety of products for power distribution, signal integrity, processor and memory applications. We are also a leading designer in the industry for storage devices.

We released several new products for the data market in fiscal 2010:

•	CLIK-Matetm is a wire-to-board system with positive lock for applications such as gaming machines and flat panel display televisions, and

•	Micro Serial Attached SCSI Connectors deliver the speed and reliability server and storage drive makers need for mission-critical enterprise-storage applications.

Consumer.  In the consumer market, we believe our key strengths include optical and micro-miniature connector expertise, breadth of our high wattage (power) product line, cable and wire application equipment and low cost manufacturing.

We design and manufacture many of the world’s smallest connectors for home and portable audio, digital still and video cameras, DVD players and recorders, as well as devices that combine multiple functions. Our micro-miniature products support customer needs for increased power, speed and functionality but with decreased weight and space requirements. We believe they provide industry leadership with advanced interconnection products that help enhance the performance of video and still cameras, DVD players, portable music players, PDAs and hybrid devices that combine multiple capabilities into a single unit.

We are a leading connector source and preferred supplier to some of the world’s largest computer game makers and have been awarded contracts that demonstrate our skill in designing innovative connectors. In addition, we provide products for video poker and slot machines.

We released several new products for the consumer market in fiscal 2010 including:

•	HDMI Type D Micro Connectors are the world’s smallest standard I/O interconnect to deliver high-definition video and images from digital cameras and mobile devices to flat-panel screens,

•	microSD Card Connectors offer the lowest profile in the industry and enhanced features for superior reliability in compact mobile applications and saves packaging space, and

•	SlimStacktm SMT Board-to-Board Connectors offer the smallest overall size of any board-to-board connector available in the market.

Industrial.  In the industrial market, we believe our key strengths include our circular ruggedized connector expertise, breadth of our power and signal product lines, distribution partnerships and global presence.

Our high-performance cables, backplanes, power connectors and integrated products are found in products ranging from electronic weighing stations to industrial microscopes and vision systems. Advances in semiconductor technology require comparable advances in equipment to verify quality, function and performance.

Our industrial product line includes interface cards, software for industrial networks and connectivity solutions. In addition, we offer compact robotic connectors and I/O connectors for servo motors, as well as identified factory uses for products we developed for other industries.

We released several new products for the industrial market in fiscal 2010:

•	Brad Software Development Kits for ethernet protocols to provide powerful and cost effective solutions for industrial-device manufacturers who want to embed PROFINET® and EtherNet/IPTM connectivity to improve productivity and quality while reducing cost,

•	Wide-Area Portable Flood Light to be used in Hazardous Class I, Division 1 environments while delivering superior light output in an extremely rugged and durable fixture, and

•	Aero-Motive® Compact AB Balancers are compact, ergonomic, cost-effective and fit virtually any work space to improve productivity by keeping tools organized and safeguard expensive power tools from possible accidents with superior suspension features.

Automotive.  In the automotive market, we believe our strengths include our wide range of products and extensive research and development capabilities that include rapid prototyping and high volume production support. Our automotive products are designed for every system in today’s connected vehicle: infotainment and navigation, powertrain, safety and chassis, and body electonics. In addition to advanced electronics, we provide standard product offerings such as HSAutoLinktm, MX150tm, STAC64tm, CMC, MX123tm, and Squib.

We released several new products for the automotive market in fiscal 2010:

•	CMC 22-Circuit Power Connector combines 0.635mm signal contacts with 2.80mm power contacts to achieve both low and high-current performance in a high-density connector suitable for transporation applications; and

•	MOST Vertical Junction Boxes reduce customer process time and assembly costs in automotive multimedia and infotainment networking applications.

Other.  Medical electronics is a growing market for our connectors, switch and assembly products. We provide both connectors and custom integrated systems for diagnostic and therapeutic equipment used in hospitals, including x-ray, magnetic resonance imaging and dialysis machines. Military electronics is also one of our emerging markets. There is a range of electronic applications for our products in the commercial-off-the-shelf segment of this market. Products originally developed for the computer, telecommunications and automotive markets are used in an increasing number of military applications. In fiscal 2010, we launched a Solid State Lighting business unit to focus on producing the first plug-and-play sustainable solid state lighting module to integrate high-efficiency precision lighting with an easy-to-use socketed solution.

We released several new products for these other markets in fiscal 2010:

•	Mini-Fit RTCtm reflow temperature compatible headers leverage our design and manufacturing expertise in applications for the mobile computing industry and showcase custom solutions for ultra-low-profile, mid-mount PCI Express Mini Card connectors for next-generation communication devices, and

•	Helieontm Sustainable Light Module Assembly with external, constant current power supply accelerates innovation to enable the mass adoption of solid state lighting.

Business Objectives and Strategies

One of our primary business objectives is to develop or improve our leadership position in each of our core interconnect solution markets by increasing our overall position as a preferred supplier and improving our competitiveness on a global scale.

We believe that our success in achieving industry-leading net revenue growth throughout our history is the result of the following key strengths:

•	Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	Strong intellectual property portfolio that underlies many key products;

•	High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	Strong technical collaboration with customers;

•	Extensive experience with advanced development, engineering, and new product development processes;

•	Broad geographical presence in developed and developing markets;

•	Continuous effort to develop an efficient, low-cost manufacturing footprint; and

•	A broad range of products both for specific applications and for general consumption.

We intend to serve our customers and achieve our objectives by continuing to do the following:

•	Concentrate on core markets. We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for over 71 years. We are a principal supplier of connector components to the telecommunications, data, consumer, industrial and automotive electronics markets.

•	Grow through the development and release of new products. We invest strategically in the tools and resources to develop and market new products and to expand existing product lines. New products are essential to enable our customers to advance their solutions and their market leadership positions. In fiscal 2010, we generated approximately 40% of our net revenue from new products, which are defined as those products released in the last 36 months.

•	Strategic investments in selected adjacencies. We continuously review and prioritize opportunities for adjacent markets for our technologies. A subset of these are becoming priorities for us and are pursued to expand our available market. A leading example of this was our entry in Solid State Lighting in fiscal 2010.

•	Optimize manufacturing and supply chain. We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure that our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•	Leverage financial strength. We use our expected cash flow from operations and strong balance sheet to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements. We invested approximately 13% of net revenue in capital expenditures and research and development activities in fiscal 2010.

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

Competition

We compete with many companies in each of our product categories. These competitors include Amphenol Corporation, Framatome Connectors International, Hirose Electronic Co., Ltd, Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and Tyco Electronics Ltd. We also compete with a significant number of smaller competitors. The identity and significance of competitors may change over time. We believe that the 10 largest connector suppliers, as measured by net revenue, represent approximately 54% of the worldwide market in terms of net revenue. Many of these companies offer products in some, but not all, of the markets and regions we serve.

Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. We also compete on the basis of customer service. Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.

Customers, Demand Creation and Sales Channels

We sell products directly to OEMs, contract manufacturers and distributors. Our customers include global companies such as Apple, Arrow, Cisco, Dell, Ford, General Motors, Hewlett Packard, IBM, Motorola, Nokia, Panasonic and Research in Motion. No customer accounted for more than 10% of our net revenue in fiscal 2010, 2009 or 2008.

Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers. We are engaged in significant operations in foreign countries. Our net revenue originating outside the U.S. based on shipping point to the customer was approximately 76% in fiscal 2010.

In fiscal 2010, the share of net revenue from the different regions was approximately as follows:

•	60% of net revenue originated in Asia-Pacific (China, including Hong Kong and Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and Thailand). Approximately 28% and 18% of net revenue in fiscal 2010 was derived from operations in China and Japan, respectively.

•	24% of net revenue originated in the Americas.

•	16% of net revenue originated in Europe.

Net revenue from customers are generally attributed to countries based upon the location of our sales office. Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors.

We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide. To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 26% of our net revenue in fiscal 2010.

We seek to provide each customer one-to-one service tailored to its business. Our engineers work collaboratively with customers, often with an innovative online design system, to develop products for specific applications. We provide customers the benefit of state-of-the-art technology for engineering, design and prototyping, supported from 25 development centers in 15 countries. In addition, most customers have a single Molex customer service contact and a specific field salesperson to provide technical product and application expertise.

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

Information regarding our operations by operating segment appears in Note 20 of the Notes to Consolidated Financial Statements. A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We incurred total research and development costs of $154.0 million in fiscal 2010, $159.2 million in fiscal 2009 and $163.7 million in fiscal 2008. We believe this investment, approximating 5-6% of net revenue, is among the highest level relative to the largest participants in the industry and helps us achieve a competitive advantage.

We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Our engineers are active in many of these committees, helping give us a voice in shaping the technologies of the future. In fiscal 2010, we commercialized approximately 221 new products and received 346 patents.

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

We also have expertise in printed circuit card, flexible circuit and harness assembly for our integrated products operations, which build devices that leverage our connector content. Because integrated products require labor-intensive assembly, we operate low-cost manufacturing centers in China, India, Malaysia, Mexico, Poland, Thailand and Vietnam.

Continuous improvements achieved through a global lean/six sigma ongoing program have reduced our manufacturing costs. A trend of fewer but larger factories, such as our one million square foot facility in Chengdu, China, provides increasing economies of scale and efficiencies.

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

Backlog

The backlog of unfilled orders at June 30, 2010 was approximately $473.0 million compared with backlog of $253.0 million at June 30, 2009, as customer demand increased during fiscal 2010. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.

Employees

As of June 30, 2010, we had approximately 35,519 people working for us worldwide. Approximately 25,738 of these people were located in low cost regions. We believe that our relations with our employees are satisfactory.

Acquisitions and Investments

Our strategy to provide a broad range of connectors requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the connector industry and the specialized expertise required in different markets make it difficult for a single company to organically develop all of the required products. Though a significant majority of our growth has come from internally developed products, we will seek to make future acquisitions or investments where we believe we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Information regarding our acquisitions appears in Note 6 of the Notes to Consolidated Financial Statements.

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

Environmental, Health & Saftey (EHS) Matters

We are committed to achieving high standards of environmental quality and product safety, and strive to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business. We have EHS policies and disciplines that are applied to our operations. We closely monitor the environmental laws and regulations in the countries in which we operate and believe we are in compliance in all material respects with federal, state and local regulations pertaining to environmental protection.

All major Molex manufacturing sites are certified to the International Organization for Standardization 14001 environmental management system standard, which requires that a broad range of environmental processes and policies be in place to minimize environmental impact, maintain compliance with environmental regulations, and communicate effectively with interested stakeholders. In addition, many sites globally are Occupational Health and Safety Assessment Series 18001 certified Occupational Health and Safety Management Systems, which is intended to manage occupational health and safety risks and drive continual health and safety improvement within our operations. Our Corporate Social Responsibility auditing program includes not only compliance components, but also modules on business risk, environmental excellence and management systems. We have internal processes that focus on minimizing and properly managing hazardous materials used in our facilities and products. We monitor regulatory and resource trends and set short and long-term targets to continually improve our environmental performance.

The manufacture, assembly and testing of our products are subject to a broad array of laws and regulations, including restrictions on the use of hazardous materials. We have a program for compliance with the European Union Restriction on Certain Hazardous Substances Directive (RoHS), the China RoHS laws and similar laws.

Executive Officers

Our executive officers as of July 29, 2010 are set forth in the table below.

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed

Frederick A. Krehbiel(a)	Co-Chairman (1999-present); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	69	1965	(b)
John H. Krehbiel, Jr.(a)	Co-Chairman (1999-present); Co-Chief Executive Officer (1999-2001).	73	1959	(b)
Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-present); President and Chief Operating Officer (2001-2005).	55	1976
Liam McCarthy	President and Chief Operating Officer (2005-present); Vice President of Operations, Europe (2000-2005).	54	1976
David D. Johnson	Executive Vice President, Treasurer and Chief Financial Officer (2005-present); Vice President, Treasurer and Chief Financial Officer, Sypris Solutions, Inc. (1998-2005).	54	2005
Graham C. Brock	Executive Vice President (2005-present) and President, Global Sales & Marketing Division (2006-present) and Regional President, Europe (2005); Regional Vice President — Sales & Marketing, Europe (2000-2005).	56	1976
James E. Fleischhacker	Executive Vice President (2001-present); President, Global Commercial Products Division (2009-present); President, Global Transportation Products Division (2007-2009); and Corporate Vice President (1994-2001).	66	1984
Katsumi Hirokawa	Executive Vice President (2005-present) and President, Global Micro Products Division (2007-present); Vice President and President, Asia-Pacific North (2005-2007); President (2002-present);	63	1995
Gary J. Matula	Senior Vice President, Information Systems and Chief Information Officer (2008-present); Vice President, Information Systems and Chief Information Officer (2004-2008).	55	1984

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed

J. Michael Nauman	Executive Vice President and President, Global Integrated Products Division (2009-present); Senior Vice President and President, Global Integrated Products Division (2007-2009); President, Integrated Products Division, Americas Region (2005-2007).	48	1994
Ana G. Rodriguez	Senior Vice President, Global Human Resources (2008-present); Vice President, Co-General Counsel and Secretary (2007-2008); Corporate Secretary (2006).	42	2005

(a)	John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of Molex. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Molex or each other.

(b)	Includes period employed by our predecessor company.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors. The Code of Business Conduct incorporates our policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. We have also adopted a Code of Ethics for Senior Financial Management applicable to our chief executive officer, chief financial officer, chief accounting officer and other senior financial managers. The Code of Ethics sets out our expectations that financial management produce full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications. We intend to post any amendments to or waivers from the Codes on our web site.

The full text of these Codes is published on the investor relations page of our web site at www.molex.com.

Available Information

We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at www.molex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.

Item 1A.	Risk Factors

Forward-looking Statements

This Annual Report on Form 10-K and other documents we file with the Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “potential,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below.

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

Risks Relating to Our Business

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

We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEM’s in the telecommunications, data product, automotive, consumer, and industrial markets. These industries are subject to rapid technological change, vigorous competition and short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected.

For example, the telecommunications market, which accounted for approximately 25% of our net revenue in fiscal 2010, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. The data market, which accounted for 22% of our net revenue in fiscal 2010, has fluctuated seasonally and is subject to variations in enterprise spending depending on current economic and credit conditions. Periodic downturns in our customers’ industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

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

The cost and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connector assemblies, is critical to our success. The price of many of these raw materials, including copper and gold, has increased in recent years, and continues to fluctuate. Gold, which made up approximately 12% of our material cost in fiscal 2010, has increased in price approximately 33% since 2008. In addition, many of these commodity materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins if we are unable to pass such increased costs through to our customers. Our results of operation, financial conditions and cash flows may be materially and adversely affected if we have difficulty obtaining these commodity materials, the quality of available commodity materials deteriorates, or there are continued significant price increases for these commodity materials. From time to time, we use financial instruments to hedge the volatility of commodity material costs. The success of our hedging program depends on accurate forecast of transaction activity in the various commodity materials. We could experience unanticipated commodity materials or hedge gains or losses if these forecasts are inaccurate during periods of volatility.

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

We are dependent on new products.

We expect that a significant portion of our future net revenue will continue to be derived from sales of newly introduced products. Rapidly changing technology, evolving industry standards and changes in customer needs characterize the market for our products. If we fail to modify or improve our products in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make investments in research and development in order to continue to develop timely new products, enhance existing products and achieve market acceptance for such products. As a result of our need to make these investments in research and development, our operating results could be materially affected if our net revenue fall below expectations. Moreover, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

We may need to license new technologies to respond to technological change and these licenses may not be available to us on terms that we can accept or may materially change the gross profit margin that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success.

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

We rely on third-party suppliers for the components used in our products, and we rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial condition, and cash flows could be adversely affected if our third party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party manufacturers fail to deliver products, parts, and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.

From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. In addition, some of our manufacturing lines are located in China or other foreign countries that are subject to a number of additional risks and uncertainties, including increasing labor costs and political, social and economic instability.

We are dependent on independent distributors to sell and market our products.

Sales through independent distributors accounted for approximately 26% of our net revenue in fiscal 2010. Although we have entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon written notice. The distributors are not within our control, are not obligated to purchase products from us, and may also sell other lines of products. We do not assure you that these distributors will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of our products by the distributors would lead to reduced sales and could materially adversely affect our financial condition, results of operations and business. Selling through indirect channels such as distributors may limit our contact with the ultimate customers and our ability to assure customer satisfaction.

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

In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new competitive products, product enhancements by our competitors, increases in manufacturing or labor costs or other operating expenses, we may experience declines in prices, gross margins and profitability. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the costs to produce our products. If we are unable to accomplish this, our net revenue, gross profit and operating results may be below our expectations and those of investors and analysts.

We face risks associated with inventory.

The value of our inventory may decline as a result of surplus inventory, price reductions or technological obsolescence. The life cycles of some of our products can be very short compared with the development cycle, which may result in excess or obsolete inventory or equipment that we may need to write off. We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our net revenue and operating results. However, if circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of our inventory. We maintain an inventory valuation reserve account against diminution in the value or salability of our inventory. However, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves in all circumstances.

We may encounter problems associated with our global operations.

For fiscal year 2010, more than 76% of our net revenue come from international sales. In addition, a significant portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business. Additionally, we face the following risks:

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

We face substantial exposure to movements in non-U.S. currency exchange rates because a significant portion of our business is conducted outside the U.S. This may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective. Approximately 57% of our net revenue for fiscal year 2010 was invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international net revenue and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance. We mitigate our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. To reduce our exposure to fluctuations in currency exchange rates when natural hedges are not effective, we may use financial instruments to hedge U.S. dollar and other currency commitments and cash flows arising from trade accounts receivable, trade accounts payable and fixed purchase obligations.

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

The fabrication of the products we manufacture is a complex and precise process. Our customers specify quality, performance and reliability standards. If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and product re-work or replacement costs. Although we engage in extensive product quality programs and processes, these may not be sufficient to avoid product failures, which could cause us to:

•	lose net revenue;

•	incur increased costs such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	experience increased product returns or discounts; or

•	damage our reputation;

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

In 2007, we announced plans to realign part of our manufacturing capacity in order to reduce costs and better optimize plant utilization. We completed our restructuring program on June 30, 2010 and recorded restructuring related charges of $314.8 million since we announced the plans. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes (including our supply chain logistics), closing facilities, and reorganizing our management. During the course of executing the restructuring, we incurred material non-cash charges such as write-downs of inventories or other tangible assets. We test our goodwill and other intangible assets for impairment annually or when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material impact on our results of operations. We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future. If we incur additional restructuring related charges, our financial condition and results of operations may be adversely affected.

In addition, in fiscal 2009, we reorganized our global product divisions to enable us to work more effectively as a global team to meet customer needs, as well as to better leverage design expertise and the low-cost production centers we have around the world. This reorganization entails risks, including: the need to implement financial and other systems and add management resources; the challenge to maintain the quality of products and services; the possible diversion of management’s attention to the reorganization; the potential disruption to our ongoing business; greater than anticipated severance costs and other expenses associated with the closing of a facility or realigning our business processes.

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

We are subject to a wide and ever-changing variety of U.S. and foreign federal, state and local laws and regulations, compliance with which may require substantial expense. Of particular note are laws and regulations, restricting the use of certain chemical substances in the production of electronic equipment. Failure to comply with these requirements could result in fines or suspension of sales.

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

Concerns about deterioration in the global economy, together with the current credit crisis, have caused significant volatility in interest rates and equity prices, which could decrease the value of our pension plans’ investment portfolios. A decrease in the value of our pension plans’ investment portfolios could have an adverse affect on our results of operations, financial condition and cash flows.

We may have exposure to income tax rate fluctuations and to additional tax liabilities, which could negatively affect our financial position.

As a corporation with operations both in the U.S. and abroad, we are subject to income taxes in the U.S. and various foreign jurisdictions. Our effective tax rate is subject to significant fluctuation from one period to the next because the income tax rates for each year are a function of a number of factors, including the following:

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

In addition, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the U.S. is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from a country such as China. Foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay our internal cash transfers from time to time.

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

Covenants in our debt instruments may adversely affect us if we are determined not to be in compliance.

Our material debt instruments contain representations and covenants with which we are required to be in compliance. Although we believe none of these covenants are restrictive to our operations, our ability to meet these representations and/or covenants can be affected by events beyond our control, and we do not assure you that we will continue to comply. A breach of any of these representations and/or covenants could result in a default giving the lender(s) the right to declare all amounts outstanding thereunder to be immediately due and payable and our lender(s) could terminate commitments to extend further credit. If the lender(s) accelerate the repayment of borrowings, we do not assure you that we will have sufficient assets to repay our affected indebtedness. In addition, acceleration of any debt obligation under any of our material debt instruments may permit the lender(s) under other material debt instruments to accelerate payment of amounts outstanding.

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

We own and lease manufacturing, design, warehousing, sales and administrative space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2010 through fiscal 2018. The leases in aggregate are not considered material to the financial position of Molex.

As of June 30, 2010, we owned or leased a total of approximately 9.7 million square feet of space worldwide. We have vacated or plan to vacate several buildings in France, Germany, Ireland and Slovakia and are holding these buildings and related assets for sale. We own 91% of our manufacturing, design, warehouse and office space and lease the remaining 9%. Our manufacturing plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.

Our principal executive offices are located at 2222 Wellington Court, Lisle, Illinois, United States of America. We own 39 manufacturing locations, of which 13 are located in North America and 26 are located in other countries. A listing of the locations of our principal manufacturing facilities by geographic region is presented below:

•	Americas: Mexico and United States

•	Asia-Pacific: Australia, China, India, Japan, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand and Vietnam

•	Europe: Ireland, Italy and Poland

Item 3.	Legal Proceedings

We have no material legal proceedings.

Item 4.	[REMOVED AND RESERVED]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex is traded on the NASDAQ Global Select Market and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock. Molex Class B Common Stock is not publicly traded.

The number of stockholders of record at June 30, 2010 was 2,264 for Common Stock, 7,172 for Class A Common Stock and 14 for Class B Common Stock.

The following table presents quarterly stock prices for the years ended June 30:

		2010		2009
		Low — High		Low — High

Common Stock	1st	$14.18	$21.51	$22.00	$25.96
	2nd	18.56	22.28	10.72	22.19
	3rd	19.58	22.59	9.72	15.86
	4th	18.24	23.43	14.00	17.08

		2010		2009
		Low — High		Low — High

Class A Common Stock	1st	$13.34	$19.52	$20.55	$24.59
	2nd	16.37	19.89	9.24	20.66
	3rd	17.13	19.96	8.94	14.16
	4th	15.45	19.68	12.88	15.65

Cash dividends on common stock have been paid every year since 1977. The following table presents quarterly dividends declared per share of Common Stock, Class A Common Stock and Class B Common Stock for the years ended June 30:

	2010	2009

Quarter ended:
September 30	$0.1525	$0.1525
December 31	0.1525	0.1525
March 31	0.1525	0.1525
June 30	0.1525	0.1525

Total	$0.6100	$0.6100

During the quarter ended June 30, 2010, 30,222 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options. The aggregate market value of the shares transferred totaled $0.6 million. Share purchases of Molex Common and/or Class A Common

Stock for the quarter ended June 30, 2010 were as follows (in thousands, except price per share data):

			Total Number of
			Shares Purchased as
	Total Number of	Average Price	Part of Publicly
	Shares Purchased*	Paid per Share	Announced Plan

April 1 — April 30
Common Stock	—	$—	—
Class A Common Stock	23	$19.22	—
May 1 — May 31
Common Stock	—	$—	—
Class A Common Stock	2	$19.17	—
June 1 — June 30
Common Stock	—	$—	—
Class A Common Stock	5	$16.64	—

Total	30	$18.84	—

*	The shares purchased include exercises of employee stock options.

Descriptions of our Common Stock appear under the caption “Molex Stock” in our 2010 Proxy Statement and in Note 17 of the Notes to Consolidated Financial Statements.

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on June 30, 2005 in each of Molex Common Stock, Molex Class A Common Stock, the S&P 500 Index, and a Peer Group Index. The Peer Group Index includes 50 companies (including Molex) classified in the Global Sub-industry Classifications “Electronic Equipment Manufacturers,” “Electronic Manufacturing Services,” and “Technology Distributors.” All values assume reinvestment of the pre-tax value of dividends paid by Molex and the companies included in these indices, and are calculated as of June 30 of each year. The historical stock price performance of Molex’s Common Stock and Class A Common Stock is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return
(Value of Investment of $100 on June 30, 2005)
Among Molex Incorporated, the S&P 500 Index
and a Peer Group

	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09	06/30/10
Molex Incorporated Common	100.00	129.91	117.23	97.03	64.21	77.57
Molex Incorporated Class A	100.00	123.40	115.26	101.32	66.33	73.72
S&P 500	100.00	108.63	131.00	113.81	83.98	96.09
Peer Group	100.00	117.35	140.55	126.13	83.51	103.94

The material in this performance graph is not soliciting material, is not deemed filed with the Commission, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Item 6.	Selected Financial Data

Molex Incorporated

Five-Year Financial Highlights Summary
(In thousands, except per share data)

	2010	2009	2008	2007	2006
		(as restated)(4)

Operations:
Net revenue	$3,007,207	$2,581,841	$3,328,347	$3,265,874	$2,861,289
Gross profit	892,623	656,177	1,014,235	1,016,708	942,630
Income (loss) from operations	137,802	(348,881)	313,233	312,137	298,342
Income (loss) before income taxes	131,489	(321,573)	333,931	328,844	316,571
Net income (loss)(1)	76,930	(322,036)	215,720	245,744	228,822
Earnings (loss) per share:
Basic	$0.44	$(1.84)	$1.20	$1.34	$1.23
Diluted	0.44	(1.84)	1.19	1.32	1.22
Net income (loss) percent of net revenue	2.6%	(12.5)%	6.5%	7.4%	8.3%
Capital expenditures	$229,477	$177,943	$234,626	$296,861	$276,783
Financial Position:
Current assets	$1,775,821	$1,507,058	$1,780,789	$1,673,700	$1,619,048
Current liabilities	912,696	884,893	817,803	697,289	754,511
Working capital(2)	863,125	622,165	962,986	976,411	864,537
Current ratio(3)	1.9	1.7	2.2	2.4	2.1
Property, plant and equipment, net	$1,055,144	$1,080,417	$1,172,395	$1,121,369	$1,025,852
Total assets	3,236,578	3,011,586	3,605,302	3,386,260	3,032,514
Long-term debt	183,434	30,311	146,333	127,821	7,093
Stockholders’ equity	1,985,131	1,961,252	2,514,216	2,426,845	2,180,264
Dividends declared per share	$0.61	$0.61	$0.45	$0.30	$0.23
Average common shares outstanding:
Basic	173,803	174,598	180,474	183,961	185,521
Diluted	174,660	174,598	181,395	185,565	187,416

(1)	Operating results include the following by year (in thousands):

	2010	2009	2008	2007	2006

After-tax restructuring costs and asset impairments	$92,835	$111,798	$20,988	$30,255	$19,180
Goodwill impairments	—	264,140	—	—	—
After-tax net loss on unauthorized activities in Japan	17,128	1,712	3,007	—	—

See Notes 7 and 10 of the Notes to Consolidated Financial Statements for a discussion of our restructuring costs and goodwill impairments.

(2)	Working capital is defined as current assets minus current liabilities.

(3)	Current ratio is defined as current assets divided by current liabilities.

(4)	We restated our historical consolidated financial statements. The financials for fiscal 2006-2009 have been revised to reflect the restatement. See Note 3 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Molex, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to fiscal years relate to the fiscal year ended June 30.

During the fourth quarter of fiscal 2010, we made the following adjustments to the historical consolidated financial statements.

•	As discussed in Note 4 of the Notes to Consolidated Financial Statements, we recorded a liability for potential losses related to the unauthorized activities in Japan. We are restating prior period financial statements to record liabilities in the periods in which the unauthorized transactions occurred.

•	During the fourth quarter of fiscal 2010, we completed a study to determine if historical tax transactions and balances had been recognized appropriately in accordance with ASC 740. We identified errors in tax-related accounts in prior periods.

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

We sell our products in five primary markets. Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, data, consumer, industrial and automotive markets. Our products are used in a wide range of applications including desktop and notebook computers, computer peripheral equipment, mobile phones, digital electronics such as cameras and flat panel display televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.

We believe that our sales mix has growth prospects in each of our product markets. Net revenue by market can fluctuate based on various factors including new technologies within the industry, composition of customers and changes in their revenue levels and new products or model changes that we or our customers introduce. The following table sets forth, for fiscal 2010, 2009 and 2008 the percentage relationship to net revenue of our sales by primary markets.

	Percentage of Net Revenue
	2010	2009	2008

Telecommunications	25%	26%	25%
Data	22	21	20
Consumer	20	21	20
Industrial	14	15	16
Automotive	16	14	17
Other	3	3	2

Total	100%	100%	100%

The following table sets forth, for fiscal 2010, 2009 and 2008, the percentage relationship to net revenue of our sales by geographic region:

	2010	2009	2008

Americas	24.4%	26.9%	27.6%
Asia-Pacific	59.8	54.4	52.0
Europe	15.8	18.7	20.4

Total	100.0%	100.0%	100.0%

The following table sets forth, for fiscal 2010, 2009 and 2008, the percentage relationship to net revenue of our sales by reporting segment:

	2010	2009	2008

Connector	72.4%	69.3%	71.4%
Custom & Electrical	27.5	30.6	28.3
Corporate & Other	0.1	0.1	0.3

Total	100.0%	100.0%	100.0%

We sell our products directly to OEMs and to their contract manufacturers and suppliers and, to a lesser extent, through distributors worldwide. Many of our customers are multi-national corporations that manufacture their products in multiple operations in several countries.

As of June 30, 2010, we operated 39 manufacturing locations, located in 16 countries throughout the Americas, Europe and Asia-Pacific regions. In fiscal 2010, 59.8% of our net revenue was derived from sales in the Asia-Pacific region. We expect greater economic growth in Asia, particularly in China, than in the Americas and Europe. We continue to move our manufacturing operations from the United States and Western Europe to lower cost regions. Approximately 58% of our manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico. In addition, reduced trade barriers, lower freight cost and improved supply chain logistics have reduced our need to duplicate regional manufacturing capabilities. For these reasons, our strategy has been to consolidate multiple plants of modest size in favor of operating fewer, larger and more integrated facilities in strategic locations. We believe that our business is positioned to benefit from this strategy.

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

We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business and provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, since it is an important measure of the underlying results of our operations. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity. Management uses organic net revenue growth together with GAAP measures such as net revenue and operating income in its decision making processes related to the operations of our reporting segments and our overall company. Because organic net revenue growth calculations may vary among other companies, organic net sales growth amounts presented below may not be comparable with similar measures of other companies.

Net Loss on Unauthorized Activities in Japan

As we previously reported, in April 2010, we launched an investigation into unauthorized activities in Japan. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation is now substantially complete. Based on our consultation with legal counsel in Japan and the information learned from the substantially completed investigation, we intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment.

At the end of the third quarter of fiscal 2010, we reported the outstanding unauthorized loans as a contingent liability of $162.2 million. Based on the results of the substantially completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters. In particular, we recorded cumulative net losses of $201.9 million, ($128.7 million after-tax) due to these unauthorized activities (see Note 3), which were comprised of (1) the asserted unauthorized loans outstanding as of June 30, 2010 of

¥15.0 billion ($169.7 million), (2) the payment of ¥1.0 billion ($10.8 million) of unauthorized loans on April 5, 2010, (3) misappropriated funds of ¥1.9 billion ($20.5 million), and (4) cumulative investigative costs through June 30, 2010 of $4.8 million, offset by (5) an unauthorized investment account with a balance of ¥0.4 billion ($3.9 million) as of June 30, 2010. We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately ¥15.4 billion ($167.4 million) occurring prior to June 30, 2007. The accrued liability for these potential net losses was ¥14.7 billion ($165.8 million) as of June 30, 2010.

To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount.

Financial Highlights

Net revenue for fiscal 2010 of $3.0 billion increased 16.5% from fiscal 2009. Organic net revenue increased 13.0% in fiscal 2010 compared with 2009. We recognized net income of $76.9 million in fiscal 2010 compared with net loss of $322.0 million in fiscal 2009. Fiscal 2010 results include restructuring charges of $117.1 million ($92.8 million after-tax) and net loss on unauthorized activities in Japan of $26.9 million ($17.1 million after-tax). Fiscal 2009 results include goodwill impairment charges of $264.1 million and restructuring charges of $131.3 million ($99.0 million after tax), and intangible asset impairment costs of $16.3 million and net loss on unauthorized activities in Japan of $2.7 million. On June 25, 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility in the United States (the “U.S. Credit Facility”) with an outstanding balance of $100.0 million as of June 30, 2010, which was used to pay down other unsecured debt balances.

Results of Operations

The following table sets forth, for fiscal 2010, 2009 and 2008, certain consolidated statements of operations data as a percentage of net revenue (dollars in thousands):

		Percentage of		Percentage of		Percentage of
	2010	Net Revenue	2009	Net Revenue	2008	Net Revenue
			(as restated)		(as restated)

Net revenue	$3,007,207	100.0%	$2,581,841	100.0%	$3,328,347	100.0%
Cost of sales	2,114,584	70.3%	1,925,664	74.6%	2,314,112	69.5%

Gross profit	892,623	29.7%	656,177	25.4%	1,014,235	30.5%
Selling, general & administrative	610,784	20.3%	586,702	22.7%	665,038	20.0%
Restructuring costs and asset impairments	117,139	3.9%	151,531	5.9%	31,247	0.9%
Net loss on unauthorized activities in Japan	26,898	0.9%	2,685	0.1%	4,717	0.1%
Goodwill impairments	—	0.0%	264,140	10.2%	—	0.0%

Income (loss) from operations	137,802	4.6%	(348,881)	(13.5)%	313,233	9.4%
Other (expense) income, net	(6,313)	(0.2)%	27,308	1.0%	20,698	0.6%

Income (loss) before income taxes	131,489	4.4%	(321,573)	(12.5)%	333,931	10.0%
Income taxes	54,559	1.8%	463	(0.0)%	118,211	3.6%

Net income (loss)	$76,930	2.6%	$(322,036)	(12.5)%	$215,720	6.5%

Net Revenue

The following table provides an analysis of the change in net revenue compared with the prior fiscal (in thousands):

	2010	2009

Net revenue for prior year	$2,581,841	$3,328,347
Components of net revenue increase (decrease):
Organic net revenue increase (decline)	334,843	(769,296)
Currency translation	60,236	5,243
Acquisitions	30,287	17,547

Total change in net revenue from prior year	425,366	(746,506)

Net revenue for current year	$3,007,207	$2,581,841

Organic net revenue increase (decline) as a percentage of net revenue for prior year	13.0%	(23.1)%

Net revenue increased during fiscal 2010 as customer demand improved in all of our primary markets compared to 2009 due to stabilizing economic conditions and customers replenishing inventory. Net revenue decreased during fiscal 2009 across all of our primary markets due to deterioration in global economic conditions and subsequent inventory reductions in the supply chain.

The increase in net revenue attributed to currency translation in fiscal 2010 compared with 2009 was principally due to the generally weaker U.S. dollar against other currencies. The increase in net revenue attributed to currency translation in fiscal 2009 compared with 2008 was principally due to the strengthening Japanese yen. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	June 30, 2010			June 30, 2009
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change

Americas	$46,217	$1,384	$47,601	$(226,735)	$(2,627)	$(229,362)
Asia-Pacific	336,195	58,199	394,394	(354,081)	27,594	(326,487)
Europe	(9,355)	653	(8,702)	(177,647)	(19,724)	(197,371)
Corporate & Other	(7,927)	—	(7,927)	6,714	—	6,714

Net change	$365,130	$60,236	$425,366	$(751,749)	$5,243	$(746,506)

The change in net revenue on a local currency basis as of June 30 follows:

	2010	2009

Americas	6.7%	(24.7)%
Asia-Pacific	42.3	(20.5)
Europe	(1.9)	(26.1)

Total	16.5%	(22.6)%

Net revenue increased across all five primary markets in fiscal 2010 compared with fiscal 2009 as customer demand improved over the prior year. The decline in net revenue in fiscal 2009 due to decreased customer demand caused by the poor global economic conditions impacted all of our five primary markets.

The following table sets forth, for fiscal 2010 and 2009, changes in net revenue from each of our five primary product markets from the prior fiscal year:

	2010	2009

Telecommunications	3%	(18)%
Consumer	25	(18)
Data	21	(18)
Industrial	13	(27)
Automotive	26	(35)

Telecommunications market net revenue increased in fiscal 2010 compared with 2009 due to increased infrastructure spending, higher demand for smartphones and our customers’ introduction of smartphone models that include our connector products, partially offset by a decline in standard feature mobile phones. Telecommunications market net revenue declined in fiscal 2009 compared with 2008 due to lower demand for mobile products and supply chain inventory reductions.

Consumer market net revenue increased significantly in fiscal 2010 compared with 2009 due to government incentives in certain countries, customers replenishing inventory levels and increased demand for our components in flat panel display televisions, digital cameras and home appliances. Consumer market net revenue declined in home entertainment and home appliance products in fiscal 2009. Demand increased in fiscal 2009 for our components in portable navigation devices and flat panel display televisions, although the increased demand in flat panel display televisions was offset by price erosion.

Data market net revenue for fiscal 2010 increased significantly compared with 2009 because of depressed enterprise spending in the prior year and increased demand for notebooks, storage products, computers and accessories in the current year. Data market net revenue for fiscal 2009 declined from 2008 due to lower customer demand for storage networking products and computer peripherals due to the global economic uncertainties.

Industrial market net revenue for fiscal 2010 increased compared with 2009 as global economic conditions improved over the prior year. Demand for industrial instruments and production equipment improved as our customers increased production to meet demand after delaying many industrial automation projects due to uncertainties about the economic conditions. Industrial market net revenue for fiscal 2009 decreased compared with 2008 due to declines in residential and commercial construction, lower demand in the industrial communications business worldwide, particularly in North America and Europe, and lower demand for factory automation due to worldwide excess manufacturing capacity. Declines in non-residential, commercial and industrial construction had a negative impact on temporary power and lighting products used on jobsites.

Automotive market net revenue for fiscal 2010 increased substantially compared with 2009 as global car sales have increased, particularly in North America, China and Europe, as improving global economic conditions led to our customers increasing vehicle builds to replenish inventory levels and meet demand. The automotive market also benefited from our customers’ increasing electronic content in automobiles, such as rear view cameras, navigational systems, mobile communication and entertainment systems. Automotive market net revenue declined in fiscal 2009 compared with 2008 due to a decrease in demand related to poor economic conditions. The number of automobiles manufactured by our customers decreased in fiscal 2009 as automotive manufacturing companies’ reduced inventories in the automotive supply chain. There were a number of extended closings and bankruptcy filings by automotive manufacturers and automotive suppliers during fiscal 2009 that negatively impacted our net revenue.

Gross Profit

We measure gross profit as net revenue less cost of sales. Cost of sales includes manufacturing costs, such as materials, direct and indirect labor, and factory overhead. Our gross margins are primarily affected by the following factors: product mix; volume; cost reduction efforts; competitive pricing pressure; commodity costs; and currency fluctuations.

The following table sets forth gross profit and gross margin for fiscal 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008

Gross profit	$892,623	$656,177	$1,014,235
Gross margin	29.7%	25.4%	30.5%

The increase in gross margin during fiscal 2010 was primarily due to higher absorption from increased production and lower costs resulting from our restructuring program, which has improved margins over time. The improvements in gross profit were partially offset by the impact of price erosion, material price increases and increased delivery costs to meet the significant increase in demand. The reduction in gross margin during fiscal 2009 was primarily due to lower absorption from the rapid drop in our production caused by the poor global economic conditions.

A significant portion of our material cost consists of copper and gold costs. We purchased approximately 23 million pounds of copper and approximately 112,000 troy ounces of gold in fiscal 2010 compared with approximately 16 million pounds of copper and approximately 87,000 troy ounces of gold in fiscal 2009 and 25 million pounds of copper and approximately 135,000 troy ounces of gold in fiscal 2008. The following table sets forth the average prices of copper and gold we purchased in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Average Price
Copper (price per pound)	$3.04	$2.69	$3.49
Gold (price per troy ounce)	1,096.00	872.00	825.00

Generally, we are able to pass through to our customers only a small a portion of the changes in the cost of copper and gold. However, we mitigated the impact of the change in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges did not materially affect operating results for fiscal 2010 and 2009.

In addition to commodity costs, the following table sets forth, for fiscal 2010 and 2009, the effects of certain significant impacts on gross profit from the prior year (in thousands):

	2010	2009	2008

Price erosion	$(124,787)	$(97,643)	$(132,758)
Currency translation	23,928	4,590	48,842
Currency transaction	(22,076)	(14,382)	(18,393)

Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit. A significant portion of the price erosion occurred in our mobile phone connector products, which are part of our telecommunications and consumer markets.

The increase in gross profit due to currency translation gains in fiscal 2010 compared with 2009 was primarily due to a general weakening of the U.S. dollar against other currencies. The increase in gross profit due to currency translation gains in fiscal 2009 compared with fiscal 2008 was primarily due to a stronger Japanese yen against other currencies, partially offset by a general strengthening U.S. dollar against other currencies. The increase in gross profit due to currency translation gains in fiscal 2008 compared with fiscal 2007 was primarily due to a general weakening of the U.S. dollar against other currencies.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions in fiscal 2010 was primarily due to a general weakening of the U.S. dollar against other currencies. The decrease in gross profit due to currency transaction losses in fiscal 2009 was primarily due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar. The decrease in gross profit due to currency transactions in fiscal 2008 was primarily due to a general weakening of the U.S. dollar against other currencies.

Operating Expenses

The following table sets forth our operating expenses for fiscal 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008

Selling, general & administrative	$610,784	$586,702	$665,038
Selling, general & administrative as a percentage of net revenue	20.3%	22.7%	20.0%
Restructuring costs and asset impairments	117,139	151,531	31,247
Net loss on unauthorized activities in Japan	26,898	2,685	4,717
Goodwill impairments	—	264,140	—

Selling, general & administrative expenses

Selling, general and administrative expense increased $24.1 million in fiscal 2010 compared with fiscal 2009 primarily due to increased headcount and certain employee benefits that were suspended during fiscal 2009, but were reinstated in fiscal 2010. Selling, general and administrative expense decreased as a percentage of net revenue in fiscal 2010 compared with fiscal 2009 primarily due to our lower cost structure resulting from our restructuring efforts and specific cost containment activities. Selling, general and administrative expense increased as a percentage of net revenue in fiscal 2009 compared with fiscal 2008 primarily due to the significant drop in net revenue in fiscal 2009. The impact of currency translation increased selling, general and administrative expenses by approximately $13.7 million for fiscal 2010 compared with 2009 and decreased selling, general and administrative expenses by approximately $4.1 million for fiscal 2009 compared with 2008.

Research and development expenditures, which are classified as selling, general and administrative expense, were $154.0 million, or 5.1% of net revenue, for fiscal 2010 compared with $159.2 million, or 6.2% of net revenue, for fiscal 2009 and $163.7 million, or 4.9% of net revenue, for fiscal 2008. The decrease in expense as a percent of net revenue is primarily due to the increase in net revenue in fiscal 2010 and efforts to contain cost. Total research and development expenditures in fiscal 2009 were consistent with fiscal 2008, but increased as a percent of net revenue primarily due to the sharp decrease in net revenue in fiscal 2009.

Restructuring costs and asset impairments

Restructuring costs and asset impairments consist of the following (in thousands):

	2010	2009	2008

Severance costs	$79,609	$110,155	$17,648
Asset impairments	37,296	21,128	13,599

Restructuring costs	116,905	131,283	31,247
Intangible asset impairments	234	16,300	—
Other charges	—	3,948	—

Total restructuring charges and asset impairments	$117,139	$151,531	$31,247

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other lower-cost facilities. Restructuring costs during fiscal 2010 were $116.9 million, consisting of $79.6 million of severance costs and $37.3 million for asset impairments. The cumulative expense since we announced the restructuring plan totals $314.8 million.

We completed our restructuring program on June 30, 2010 with estimated future annual cost savings of approximately $205 million. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest restructuring actions, which included a reduction from five product-focused divisions to three product-focused divisions. A portion of this plan involved cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations.

In fiscal 2010, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 1,000 employees, resulting in a charge of $79.6 million. A large part of these employee terminations resulted from plant closings in Europe. We recognized asset impairment charges of $37.3 million to write-down assets to fair value less the cost to sell.

In fiscal 2009, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 6,600 employees, resulting in a charge of $110.1 million. A large part of these employee terminations resulted from plant closings in Europe and Asia. We recognized asset impairment charges of $41.4 million to write-down assets to fair value less the cost to sell. Restructuring costs and asset impairments in fiscal 2009 included intangible asset impairments of $16.3 million due to lower projected future net revenue and profit in our Industrial business unit of our Custom & Electrical segment.

In fiscal 2008, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 900 employees, resulting in a charge of $17.6 million. A large part of these employee terminations occurred in our corporate headquarters and United States and Mexican manufacturing operations. In accordance with our planned restructuring actions, we recorded additional asset impairment charges of $13.6 million to write-down assets to fair value less the cost to sell.

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 7 of the Notes to Consolidated Financial Statements.

Goodwill

We recorded no goodwill impairment charges in fiscal 2010. Fiscal 2009 income from operations included goodwill impairment charges of $264.1 million. We recorded $93.1 million and $171.0 million goodwill impairment charges in the Transportation business unit of our Connector segment and Industrial business unit of our Custom & Electrical segment, respectively. The economic downturn had a negative impact on the business units’ operating results. The potential liquidity risk extended our estimate for the automotive industry’s economic recovery and our Industrial business unit’s results were not recovering in line with other business units. These factors resulted in lower growth and profit expectations for these business units, which resulted in the goodwill impairment charges.

Other (Expense) Income, net

Other (expense) income consists primarily of net interest income, investment income and currency exchange gains or losses. Currency exchange losses for fiscal 2010 were $1.8 million due to a general weakening of the U.S. dollar against other currencies, partially offset by a stronger Japanese yen against most other currencies. Currency exchange gains in fiscal 2009 were $11.8 million due to a stronger U.S. dollar and Japanese yen against most other currencies. Prior to fiscal 2009, currency gains and losses were classified as selling, general and administrative expense. We recognized $9.3 million exchange losses in fiscal 2008.

Effective Tax Rate

The effective tax rate for the fiscal years ended June 30, follows:

	2010	2009	2008
		(as restated)	(as restated)

Effective tax rate	41.5%	(0.1)%	35.4%

The effective tax rate for fiscal 2010 was higher than prior years due to (1) income tax expense booked during the year of $7.7 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised, (2) a charge due to legislation passed during the year which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D, (3) tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized, and (4) additional U.S. tax cost to repatriate earning from non-US subsidiaries during the year. The effective tax rate in fiscal 2009 was (0.1%) due primarily to charges for goodwill impairments for which no tax benefit was available and increases in tax reserves based on evaluation of certain tax positions taken.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $206.7 million at June 30, 2010.

Results by Product Segment

We have two global product segments: Connector and Custom & Electrical.

•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Connector.  The following table sets forth the change in net revenue for the Connector segment for fiscal 2010 and 2009 (dollars in thousands):

	2010	2009

Net revenue for prior year	$1,789,139	$2,377,584
Components of net revenue increase (decrease):
Organic net revenue increase (decrease)	308,947	(614,321)
Currency translation	54,224	18,572
Acquisitions	24,704	7,304

Total change in net revenue from prior year	387,875	(588,445)

Net revenue for current year	$2,177,014	$1,789,139

Organic net revenue increase (decrease) as a percentage of net revenue for prior year	17.3%	(25.8)%

The Connector segment sells primarily to the telecommunications, data, automotive and consumer markets, which are discussed above. Segment net revenue increased in fiscal 2010 compared with fiscal 2009 due to increased demand in all of the Connector segment’s primary markets, partially offset by price erosion. Segment net revenue declined in fiscal 2009 with currency translation partially offsetting an organic net revenue decline. Connector segment organic net revenue decreased in fiscal 2009 primarily due to the significant drop in consumer spending in the current economic conditions, particularly the mobile phone sector of the telecommunications market and the automotive market. Price erosion, which is generally higher in the Connector segment compared with our other segments, was 4.5% and 4.6% in fiscal 2010 and 2009, respectively. We also completed an asset purchase of a company in Japan during fiscal 2009.

The following table sets forth information on income from operations and operating margins for the Connector segment for fiscal 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008

Income (loss) from operations	$123,980	$(125,604)	$317,596
Operating margin	5.7%	(7.0)%	13.4%

Connector segment income from operations increased in fiscal 2010 compared with fiscal 2009 primarily due to increased net revenue and the $93.1 million goodwill impairment charge during fiscal 2009 to write-off goodwill based on lower projected future net revenue and profit growth in our Transportation business unit. Gross margins were positively affected by higher absorption and restructuring. Connector segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010. Selling, general and administrative expenses were $347.6 million, or 16.0% of net revenue, for fiscal 2010 compared with $365.5 million, or 20.5% of net revenue, for fiscal 2009, due to savings from restructuring and specific cost-containment actions. Income from operations was unfavorably impacted by restructuring costs of $100.3 million, $93.9 million and $14.5 million for fiscal 2010, 2009, and 2008, respectively.

Custom & Electrical.  The following table sets forth net revenue for fiscal 2010 and 2009 (dollars in thousands):

	2010	2009

Net revenue for prior year	$790,601	$941,365
Components of net revenue increase (decrease):
Organic net revenue increase (decrease) growth	26,673	(147,648)
Currency translation	6,048	(13,359)
Acquisitions	5,583	10,243

Total change in net revenue from prior year	38,304	(150,764)

Net revenue for current year	$828,905	$790,601

Organic net revenue increase (decrease) growth as a percentage of net revenue for prior year	4.8%	(15.7)%

The sale of Custom & Electrical segment’s products is concentrated in the industrial, telecommunications and data markets. Custom & Electrical segment net revenue increased in fiscal 2010 due to the increased demand in all of the segment’s primary markets. Segment organic net revenue decreased in fiscal 2009 as demand declined significantly based on poor global economic conditions. We also completed an asset purchase of a company in China during the second quarter of fiscal 2010 and acquired a flexible circuit manufacturing business in fiscal 2009.

The following table sets forth income from operations and operating margins for the Custom & Electrical segment for fiscal 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008

Income (loss) from operations	$111,083	$(152,443)	$94,076
Operating margin	13.4%	(19.3)%	10.0%

Segment income from operations increased in fiscal 2010 compared with fiscal 2009 primarily due to increased net revenue, lower selling, general and administrative costs and the $171.0 million goodwill impairment charge and $16.3 million intangible asset charge during fiscal 2009 to write-off goodwill and intangible assets in our Industrial business unit due to lower projected future net revenue and profit growth. Gross margins in fiscal 2010 were positively affected by higher absorption and restructuring. Custom & Electrical segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010. Selling, general and administrative expenses were $168.5 million, or 20.2% of net revenue, for fiscal 2010 compared with $186.0 million, or 23.5% of net revenue, for fiscal 2009, due to savings from restructuring and specific cost-containment actions. Customer demand declined significantly in fiscal 2009 due to our customers’ global excess manufacturing capacity. Income from operations was unfavorably impacted by restructuring costs of $12.2 million, $39.3 million and $3.3 million for fiscal 2010, 2009, and 2008, respectively.

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $394.9 million and $467.9 million at June 30, 2010 and 2009, respectively, of which approximately $384.7 million was in non-U.S. accounts as of June 30, 2010. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. income tax.

Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Total debt, including obligations under capital leases totaled $293.5 million and $254.7 million at June 30, 2010 and 2009, respectively. We had available lines of credit totaling $205.8 million at June 30, 2010, including a $195.0 million committed, unsecured, three-year revolving credit facility with $95.0 million available as of June 30, 2010.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2010	2009	2008

Cash provided from operating activities	$250,579	$369,898	$479,134
Cash used for investing activities	(216,871)	(253,086)	(218,156)
Cash used for financing activities	(83,236)	(155,582)	(197,306)
Effect of exchange rate changes on cash	1,173	(12,030)	33,474

Net (decrease) increase in cash and cash equivalents	$(48,355)	$(50,800)	$97,146

Operating Activities

Cash provided from operating activities in fiscal 2010 declined by $119.3 million from the prior year due mainly to an increase in working capital needs in fiscal 2010 compared with fiscal 2009. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of June 30, 2010 was $26.9 million, which we expect to reduce through cash outlays during fiscal 2011.

Cash provided from operating activities in fiscal 2009 decreased by $109.2 million from fiscal 2008 due primarily to lower net revenue and income, partially offset by a related decline in working capital needs in fiscal 2009 compared with fiscal 2008.

Investing Activities

Cash used for investing activities declined by $36.2 million due mainly to $10.1 million invested in acquisitions during fiscal 2010 compared with $74.8 million during fiscal 2009. During fiscal 2010, we completed an asset purchase of a company in China for $10.1 million and have initially recorded goodwill of $2.2 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and more information about the fair value of assets and liabilities becomes available. During fiscal 2009, we completed the acquisition of two companies and a joint venture in cash transactions approximating $74.8 million. We recorded additional goodwill of $27.9 million in connection with the acquisitions. On July 19, 2007, we completed an acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. The purchase price allocation for these acquisitions is complete.

Capital expenditures increased $51.5 million during fiscal 2010 as demand and production increased. Capital expenditures declined $56.7 million during fiscal 2009 compared with fiscal 2008 as customer demand declined.

We had $25.5 million in net sales of marketable securities during fiscal 2010, which increased cash flow, compared with $13.2 million net purchases in fiscal 2009, which decreased cash flow. We had $46.8 million net sales of marketable securities in fiscal 2008. Our marketable securities generally have a term of less than one year. Our investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities.

Financing Activities

Cash used for financing activities decreased $72.3 million during fiscal 2010 compared with fiscal 2009 primarily due to the $54.1 million reduction of outstanding loans for Molex Japan. On June 25, 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility. Borrowings were $100.0 million as of June 30, 2010, which was used to pay down other uncommitted debt balances in fiscal 2009.

On August 1, 2008, our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock through June 30, 2009. We purchased shares of Common Stock and

Class A Common Stock totaling 4.5 million shares and 8.0 million shares during fiscal 2009 and 2008, respectively. The aggregate cost of these purchases was $76.3 million and $199.6 million for fiscal 2009 and 2008, respectively.

As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisition we complete may impact our cash requirements. Any liability, if any, and related costs for unauthorized loans in Japan may also impact our cash requirements.

Sources of Liquidity

We believe we have sufficient cash balances, cash flow and available credit lines to support our planned growth. As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may affect our cash requirements and debt balances.

Total debt consisted of the following at June 30:

	Average
	Interest
	Rate	Maturity	2010	2009

Long-term debt:
U.S. Credit Facility	2.85%	2012	$100,000	$25,000
Unsecured bonds and term loans	1.31 - 1.65%	2012 - 2013	81,431	—
Mortgages, industrial development bonds and other debt	5.90 - 7.80%	2012 - 2013	2,003	5,311

Total long-term debt			183,434	30,311
Current portion of long-term debt and short-term borrowings:
Unsecured bonds, term loans and short-term credit line	1.31 - 1.65%		104,359	208,007
Other short-term borrowings, including capital leases	4.86%		5,711	16,333

Total current portion of long-term debt and short-term Borrowings			110,070	224,340

Total debt			$293,504	$254,651

In March 2010, Molex Japan entered into a ¥3 billion syndicated term loan for three years, with interest rates equivalent to 6 month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every 6 months (the “Syndicated Term Loan”).

In September 2009, Molex Japan issued unsecured bonds totaling ¥10 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every 6 months, plus a balloon payment.

In June 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility in the United States, amended in January 2010, that matures in June 2012 (the “U.S. Credit Facility”). Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 250 basis points as of June 30, 2010. On up to two occasions we may, at our option, increase the credit line by an amount not to exceed $75.0 million upon satisfaction of certain conditions. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of June 30, 2010, we were in compliance with these covenants and had outstanding borrowings of $100.0 million.

Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows: fiscal 2012, $47.7 million; fiscal 2013, $133.9 million; fiscal 2014, $1.8 million.

We had available lines of credit totaling $205.8 million at June 30, 2010 expiring between 2010 and 2013.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at June 30, 2010, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$37,707	$15,138	$13,205	$7,701	$1,663
Capital lease obligations	6,133	3,160	2,896	77	—
Other long-term liabilities	10,713	2,878	971	38	6,826
Debt obligations	291,590	108,748	182,810	32	—

Total(1)	$346,143	$129,924	$199,882	$7,848	$8,489

(1)	Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below. Debt and capital lease obligations include interest payments.

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

Critical Accounting Estimates

Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting period.

Significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements. Noted here are a number of policies that require significant judgments or estimates.

Revenue Recognition

Our revenue recognition policies are in accordance with Accounting Standards Codification (ASC) 605-10, “Revenue Recognition,” as issued by the SEC and other applicable guidance.

We recognize net revenue upon shipment of product and transfer of ownership to the customer. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. We assess whether an amount due from a customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. The impact of judgments and estimates on net revenue recognition is minimal. A reserve for estimated returns is established at the time of sale based on historical return experience to cover returns of defective product and is recorded as a reduction of net revenue.

Income Taxes

As a result of the implementation of ASC 740-10, Accounting for Income Taxes, effective July 1, 2009, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Prior to adoption of ASC 740-10, our policy was to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. We established the accruals based upon management’s assessment of probable income tax contingencies.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $206.7 million at June 30, 2010.

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

We periodically assess the carrying value of our deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made. We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $77.4 million at June 30, 2010. Entities with net operating losses were able to utilize $1.9 million of these losses during fiscal 2010.

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

Pension Plans

The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. Three critical assumptions used, which impact the net periodic pension expense (income) and two of which impact the pension benefit obligation (PBO), are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The discount rate used to determine the present value of our future U.S. pension obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for U.S. pension obligations. The discount rates for our foreign pension plans are selected by using a yield curve approach or by reference to high quality corporate bond rates in those countries that have developed corporate bond markets. In those countries where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts. For additional information concerning the assumptions see Note 13 of the Notes to Consolidated Financial Statements.

The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2010, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease)		Increase (Decrease)
	in PBO		in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Discount rate change:
Increase 50 basis points	$(5,491)	$(10,429)	$(277)	$(154)
Decrease 50 basis points	6,290	11,874	295	164
Expected rate of return change:
Increase 100 basis points	N/A	N/A	493	518
Decrease 100 basis points	N/A	N/A	(493)	(518)

Other Postretirement Benefits

We have retiree health care plans that cover the majority of our U.S. employees. There are no significant postretirement health care benefit plans outside of the U.S. The health care cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation (APBO) and retiree health care benefit expense. The effects of the indicated increase and decrease in the discount rate assumption for our retiree healthcare plans as of June 30, 2010, assuming no change in benefit levels is shown below (in thousands):

	Increase (Decrease)
	Total Annual Service	Increase (Decrease)
	and Interest Cost	in APBO

Increase 100 basis points:	$539	$6,778
Decrease 100 basis points:	(449)	(5,955)

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

Fair Value of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820-10 Fair Value Measurements and Disclosures, as of June 30, 2010 (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale and trading securities	$33,032	$33,032	$—	$—
Derivative financial instruments, net	3,644	—	3,644	—

We determine the fair value of our available for sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes pursuant to ASC 815-10, which are valued based on Level 2 inputs in the ASC 820-10 fair value hierarchy. The fair value of our financial instruments is determined by a mark to market valuation based on forward curves using observable market prices.

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

The fair value of a reporting unit is estimated using a discounted cash flow model for the evaluation of impairment. The expected future cash flows are generally based on management’s estimates and are determined by looking at numerous factors including projected economic conditions and customer demand, net revenue and margins, changes in competition, operating costs and new products introduced. In determining fair value, we make certain judgments. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record an impairment charge.

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

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 7 of the Notes to Consolidated Financial Statements. See also “Forward-Looking Statements.”

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

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of long-lived assets, other than goodwill and trade names, including property and equipment, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical trends in operating performance, changes in projected operating performance, and significant negative economic trends.

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

We adopted ASC 805-10, Business Combinations, effective July 1, 2009. ASC 805-10 requires that acquisition-related costs are recognized separately from an acquisition and expensed as incurred and that restructuring costs are expensed in periods after the acquisition date. ASC 805-10 also requires that acquired assets and liabilities are recorded at fair value. The impact of the adoption of ASC 805-10 did not have a material impact on our consolidated financial statements.

We adopted ASC 810-10, Consolidation, effective July 1, 2009. ASC 810-10 requires interests in subsidiaries held by parties other than us to be reported separately within the equity section of the consolidated financial statements and purchases or sales of equity interests that do not result in a change of control be accounted for as equity transactions. It also requires net income attributable to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income and when a subsidiary is deconsolidated, any retained noncontrolling interest in a former subsidiary and resulting gain or loss on the deconsolidation of the subsidiary, is measured at fair value. The adoption of ASC 810-10 did not have a material impact on our consolidated financial statements.

We adopted ASC 815-10, Derivatives and Hedging, effective July 1, 2009. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of ASC 815-10 did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised consolidated financial statements. This guidance was effective immediately and we adopted these new requirements for the quarter ended March 31, 2010.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at June 30, 2010 and 2009.

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

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $60.2 million and increased income from operations of $6.5 million for 2010, compared with the estimated results for 2009 using the average rates for 2009.

Our $18.5 million of marketable securities at June 30, 2010 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, U.S. Credit Facility and Syndicated Term Loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $100 million outsanding on the U.S. Credit Facility with an interest rate of approximately 2.85% at June 30, 2010. The balance of our Syndicated Term Loan was approximately $33.9 million with an interest rate of approximately 1.31% at June 30, 2010.

Due to the nature of our operations, we are not subject to significant concentration risks relating to customers or products. Approximately 28% and 18% of net revenue in fiscal 2010 was derived from operations from China and Japan, respectively.

We monitor the environmental laws and regulations in the countries in which we operate. We have implemented an environmental program to reduce the generation of potentially hazardous materials during our manufacturing process and believe we continue to meet or exceed local government regulations.

Item 8.	Consolidated Financial Statements and Supplementary Data

Molex Incorporated

Molex Incorporated

Consolidated Balance Sheets
(In thousands)

	June 30,
	2010	2009
		(as restated)

ASSETS
Current assets:
Cash and cash equivalents	$376,352	$424,707
Marketable securities	18,508	43,234
Accounts receivable, less allowances of $43,650 at June 30, 2010 and $32,593 at June 30, 2009	734,932	528,907
Inventories	469,369	354,337
Deferred income taxes	112,531	87,424
Other current assets	64,129	68,449

Total current assets	1,775,821	1,507,058

Property, plant and equipment, net	1,055,144	1,080,417
Goodwill	131,910	128,494
Non-current deferred income taxes	94,191	99,276
Other assets	179,512	196,341

Total assets	$3,236,578	$3,011,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$110,070	$224,340
Accounts payable	395,474	266,633
Accrued expenses:
Salaries, commissions and bonuses	96,403	55,109
Restructuring	26,898	69,928
Accrual for unauthorized activities in Japan	165,815	174,804
Other	96,531	93,392
Income taxes payable	21,505	687

Total current liabilities	912,696	884,893
Other non-current liabilities	19,869	21,862
Accrued pension and other postretirement benefits	135,448	113,268
Long-term debt	183,434	30,311

Total liabilities	1,251,447	1,050,334
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 112,204 shares issued at June 30, 2010 and 2009	5,610	5,610
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 111,839 shares issued at June 30, 2010 and 110,468 shares issued at June 30, 2009	5,592	5,523
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at June 30, 2010 and 2009	5	5
Paid-in capital	638,796	601,459
Retained earnings	2,232,445	2,261,594
Treasury stock (Common Stock, 16,644 shares at June 30, 2010 and 2009; Class A Common Stock, 33,298 shares at June 30, 2010 and 32,789 shares at June 30, 2009), at cost	(1,098,087)	(1,089,322)
Accumulated other comprehensive income	200,770	176,383

Total stockholders’ equity	1,985,131	1,961,252

Total liabilities and stockholders’ equity	$3,236,578	$3,011,586

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended June 30,
	2010	2009	2008
		(as restated)	(as restated)

Net revenue	$3,007,207	$2,581,841	$3,328,347
Cost of sales	2,114,584	1,925,664	2,314,112

Gross profit	892,623	656,177	1,014,235
Selling, general and administrative	610,784	586,702	665,038
Restructuring costs and asset impairments	117,139	151,531	31,247
Net loss on unauthorized activities in Japan	26,898	2,685	4,717
Goodwill impairments	—	264,140	—

Total operating expenses	754,821	1,005,058	701,002

Income (loss) from operations	137,802	(348,881)	313,233
Interest (expense) income, net	(5,416)	1,961	9,192
Other (expense) income	(897)	25,347	11,506

Total other (expense) income	(6,313)	27,308	20,698

Income (loss) before income taxes	131,489	(321,573)	333,931
Income taxes	54,559	463	118,211

Net income (loss)	$76,930	$(322,036)	$215,720

Earnings (loss) per share:
Basic	$0.44	$(1.84)	$1.20
Diluted	$0.44	$(1.84)	$1.19
Average common shares outstanding:
Basic	173,803	174,598	180,474
Diluted	174,660	174,598	181,395

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2010	2009	2008
		(as restated)	(as restated)

Operating activities:
Net income (loss)	$76,930	$(322,036)	$215,720
Add (deduct) non-cash items included in net income (loss):
Depreciation and amortization	238,666	251,902	252,344
Goodwill impairment	—	264,140	—
Asset write-downs included in restructuring costs	37,296	41,376	13,599
Loss (gain) on investments	558	(143)	111
Deferred income taxes	(16,965)	(28,233)	28,786
Loss on sale of property, plant and equipment	4,092	2,478	296
Share-based compensation	27,034	26,508	24,249
Other non-cash items	20,577	(8,124)	(6,778)
Changes in assets and liabilities:
Accounts receivable	(208,051)	201,080	478
Inventories	(117,701)	95,529	(26,240)
Accounts payable	115,869	(84,502)	34,197
Other current assets and liabilities	14,559	(22,591)	(43,771)
Other assets and liabilities	57,715	(47,486)	(13,857)

Cash provided from operating activities	250,579	369,898	479,134

Investing activities:
Capital expenditures	(229,477)	(177,943)	(234,626)
Proceeds from sales of property, plant and equipment	3,014	9,574	14,978
Proceeds from sales or maturities of marketable securities	44,373	29,549	811,724
Purchases of marketable securities	(18,890)	(42,751)	(764,966)
Acquisitions	(10,097)	(74,789)	(42,503)
Other investing activities	(5,794)	3,274	(2,763)

Cash used for investing activities	(216,871)	(253,086)	(218,156)

Financing activities:
Proceeds from revolving credit facility and short-term loans	154,000	245,000	139,590
Payments on revolving credit facility	(79,000)	(295,000)	(75,000)
Proceeds from issuance of long-term debt	32,647	78,060	−
Payments of long-term debt	(87,787)	(1,827)	(1,948)
Cash dividends paid	(105,984)	(99,640)	(74,598)
Exercise of stock options	4,008	1,692	16,732
Excess tax benefits from share-based compensation	—	1,693	1,677
Purchase of treasury stock	—	(76,342)	(199,583)
Other financing activities	(1,120)	(9,218)	(4,176)

Cash used for financing activities	(83,236)	(155,582)	(197,306)
Effect of exchange rate changes on cash	1,173	(12,030)	33,474

Net (decrease) increase in cash and cash equivalents	(48,355)	(50,800)	97,146
Cash and cash equivalents, beginning of year	424,707	475,507	378,361

Cash and cash equivalents, end of year	$376,352	$424,707	$475,507

Supplemental cash flow information:
Interest paid	$6,262	$5,487	$3,599
Income taxes paid	$43,319	$83,904	$64,641

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Years Ended June 30,
	2010	2009	2008
		(as restated)	(as restated)

Common stock	$11,207	$11,138	$11,107

Paid-in capital:
Beginning balance	$601,459	$569,046	$520,037
Stock-based compensation	27,034	26,508	24,249
Exercise of stock options	9,012	4,183	22,738
Issuance of stock awards	1,291	1,586	1,743
Other	—	136	279

Ending balance	$638,796	$601,459	$569,046

Retained earnings:
Beginning balance, as reported	$2,355,991	$2,785,099	$2,650,470
Restatement adjustments (see Note 3)	(94,397)	(93,648)	(93,931)

Beginning balance, as restated	2,261,594	2,691,451	2,556,539
Net income (loss)	76,930	(322,036)	215,720
Dividends	(106,079)	(106,110)	(80,756)
Other	—	(1,711)	(52)

Ending balance	$2,232,445	$2,261,594	$2,691,451

Treasury stock:
Beginning balance	$(1,089,322)	$(1,009,021)	$(799,894)
Purchase of treasury stock	—	(76,342)	(199,583)
Exercise of stock options	(8,765)	(3,959)	(9,544)
Other	—	—	−

Ending balance	$(1,098,087)	$(1,089,322)	$(1,009,021)
Accumulated other comprehensive income, net of tax:
Beginning balance, as reported	$183,298	$320,615	$141,398
Restatement adjustments (see Note 3)	(6,915)	(6,915)	(6,982)

Beginning balance, as restated	176,383	313,700	134,416
Translation adjustments	35,482	(115,029)	165,706
Pension adjustments, net of tax	(12,459)	(22,137)	3,309
Unrealized investment gain (loss), net of tax	1,364	(151)	10,202

Ending balance	$200,770	$176,383	$313,633

Total stockholders’ equity	$1,985,131	$1,961,252	$2,576,216

Comprehensive (loss) income, net of tax:
Net income (loss)	$76,930	$(322,036)	$215,720
Translation adjustments	35,482	(115,029)	165,706
Pension adjustments, net of tax	(12,459)	(22,137)	3,309
Unrealized investment gain, net of tax	1,364	(151)	10,202

Total comprehensive income (loss), net of tax	$101,317	$(459,353)	$394,937

See accompanying notes to consolidated financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 39 manufacturing locations in 16 countries.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions related to the reporting of assets, liabilities, net revenue, expenses and related disclosures. Actual results could differ from these estimates.

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

No mark-to-market adjustments were required during fiscal 2010, 2009 or 2008 because the carrying value of the securities approximated the market value. Proceeds from sales of available-for-sale securities, excluding maturities, during fiscal year 2008 was $194.3 million. There were no associated gains or losses on these sales. We did not liquidate any available-for-sale securities prior to maturity in fiscal 2010 and 2009.

Accounts Receivable

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. We believe that we have little concentration of credit risk due to the diversity of our customer base. Accounts receivable, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

collectability based on historical trends and an evaluation of the impact of current and projected economic conditions. We monitor the collectability of our accounts receivable on an ongoing basis by analyzing the aging of our accounts receivable, assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Our accounts receivable are not collateralized.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market value.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is primarily recorded on a straight-line basis for consolidated financial statement reporting purposes and using a combination of accelerated and straight-line methods for tax purposes.

The estimated useful lives are as follows:

Buildings	25 — 40 years
Machinery and equipment	3 — 10 years
Molds and dies	3 — 4 years

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

Other-Than-Temporary Impairments (OTTI)

For available-for-sale securities, we presume an OTTI decline in value if the quoted market price of the security is 20% or more below the investment’s cost basis for a continuous period of six months or more. However, the presumption of an OTTI decline in value may be overcome if there is persuasive evidence indicating that the decline is temporary in nature. For investments accounted for under the

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

equity method, we evaluate all known quantitative and qualitative factors in addition to quoted market prices in determining whether an OTTI decline in value exists. Factors that we consider important in evaluating whether a potential OTTI exists, include historical operating performance, future financial projections, business plans for new products or concepts and strength of balance sheet.

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

Revenue Recognition

We recognize net revenue when in the normal course of our business the following conditions are met: (i) a purchase order has been received from the customer with a corresponding order acknowledgement sent to the customer confirming delivery, price and payment terms, (ii) product has been shipped (FOB origin) or delivered (FOB destination) and title has clearly transferred to the customer or customer carrier, (iii) the price to the buyer is fixed and determinable for sales with an estimate of allowances made based on historical experience and (iv) there is reasonable assurance of collectability.

We record net revenue on a consignment sale when a customer has taken title of product which is stored in either the customer’s warehouse or that of a third party.

From time to time, we will discontinue or obsolete products that we have formerly sold. When this is done, an accrual for estimated returns is established at the time of the announcement of product discontinuation or obsolescence.

We typically warrant that our products will conform to Molex specifications and that our products will be free from material defects in materials and manufacturing, and generally limit our liability to the replacement of defective parts or the cash value of replacement parts. We will not accept returned goods unless the customer makes a claim in writing and management authorizes the return. Returns result primarily from defective products or shipping discrepancies. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of net revenue.

We provide certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. At the time of sale, we record as a reduction of net revenue a reserve for estimated inventory allowances based on a fixed percentage of sales that we authorized to distributors.

From time to time we in our sole discretion will grant price allowances to customers. At the time of sale, we record as a reduction of net revenue a reserve for estimated price allowances based on historical allowances authorized and approved solely at our discretion.

Other allowances include customer quantity and price discrepancies. At the time of sale, we record as a reduction of net revenue a reserve for other allowances based on historical experience. We believe we can reasonably and reliably estimate the amounts of future allowances.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Research and Development

Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $154.0 million, $159.2 million and $163.7 million in fiscal 2010, 2009 and 2008, respectively.

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

Derivative Instruments and Hedging Activities

We use derivative instruments primarily to hedge activities related to specific foreign currency cash flows and commodity purchases. We had no material derivatives outstanding at June 30, 2010 or 2009. The net impact of gains and losses on such instruments was not material to the results of operations for fiscal 2010, 2009 and 2008.

Stock-Based Compensation

We have granted nonqualified and incentive stock options and restricted stock to our directors, officers and employees under our stock plans pursuant to the terms of such plans. We measure stock-based compensation expense based on the fair value of the award on the date of grant. We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value of an option to purchase shares of our stock at a 15 percent discount to the stock price.

Accounting Changes

Uncertainty in Income Taxes

We adopted the provisions of Accounting Standards Codification (ASC) 740-10, Accounting for Income Taxes, effective July 1, 2009. Among other things, ASC 740-10 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The adoption of ASC 740-10 did not have a material impact on our statement of financial position or results of operations.

New Accounting Pronouncements

Effective September 30, 2009, we adopted ASC 105, the Financial Accounting Standards Board (the FASB) ASC and the Hierarchy of Generally Accepted Accounting Principles. The Codification is now the single source of authoritative GAAP for all non-governmental entities. ASC 105, which was effective July 1, 2009, changes the referencing and organization of accounting guidance. The adoption of ASC 105 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

3.	Restatement of Prior Period Financial Statements

During the fourth quarter of fiscal 2010, we made the following adjustments to the historical consolidated financial statements.

•	As discussed in Note 4, we recorded a liability for potential losses related to the unauthorized activities in Japan. We are restating prior period financial statements to record liabilities in the periods in which the unauthorized transactions occurred.

•	During the fourth quarter of fiscal 2010, we completed a study to determine if historical tax transactions and balances had been recognized appropriately in accordance with ASC 740. We identified errors in tax-related accounts in prior periods.

Based on our analysis of these adjustments, we concluded that while the adjustments were not material to the operating results of fiscal years 2008 or 2009, there was an overstatement of stockholders’ equity in the amount of $101.3 million, which represented 4.9% of total stockholders’ equity as of June 30,

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

2009. Accordingly, we restated the fiscal 2009 and 2008 consolidated financial statements included in this filing. Quarterly results have been restated and are included in Quarterly Financial Information (See Note 21). The restated financial statements did not impact segment reporting.

The effect of the restatement on the consolidated statements of operations for the years ended June 30, 2009 and 2008 follows (in thousands):

		Adjustments
	As Reported	Japan	Tax	As Restated

Year Ended June 30, 2009:
Net loss on unauthorized activities in Japan	$—	$2,685	$—	$2,685
Income (loss) from operations	(346,196)	(2,685)	—	(348,881)
Income (loss) before income taxes	(318,888)	(2,685)	—	(321,573)
Income taxes	2,399	(973)	(963)	463
Net income (loss)	(321,287)	(1,712)	963	(322,036)
Earnings (loss) per share:
Basic	(1.84)	0.01	(0.01)	(1.84)
Diluted	(1.84)	0.01	(0.01)	(1.84)
Year Ended June 30, 2008:
Net loss on unauthorized activities in Japan	$—	$4,717	$—	$4,717
Income (loss) from operations	317,950	(4,717)	—	313,233
Income (loss) before income taxes	338,648	(4,717)	—	333,931
Income taxes	123,211	(1,710)	(3,290)	118,211
Net income (loss)	215,437	(3,007)	3,290	215,720
Earnings (loss) per share:
Basic	1.19	(0.02)	0.02	1.20
Diluted	1.19	(0.02)	0.02	1.19

The effect of the restatement on the consolidated balance sheet as of June 30, 2009 follows (in thousands):

		Adjustments
	As Reported	Japan	Tax	As Restated

Deferred income taxes	$27,939	$63,366	$(3,881)	$87,424
Total current assets	1,447,573	63,366	(3,881)	1,507,058
Non-current deferred income taxes	89,332	—	9,944	99,276
Total assets	2,942,157	63,366	6,063	3,011,586
Income taxes payable	4,750	—	(4,063)	687
Accrual for unauthorized activities in Japan	—	174,804	—	174,804
Total current liabilities	714,152	174,804	(4,063)	884,893
Total liabilities	879,593	174,804	(4,063)	1,050,334
Retained earnings	2,355,991	(111,438)	17,041	2,261,594
Accumulated other comprehensive income	183,298	—	(6,915)	176,383
Total stockholders’ equity	2,062,564	(111,438)	10,126	1,961,252
Total liabilities and stockholders’ equity	2,942,157	63,366	6,063	3,011,586

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The effect of the restatement on the consolidated statements of cash flows for the years ended June 30 follows (in thousands):

		Adjustments
	As Reported	Japan	Tax	As Restated

2009:
Net income (loss)	$(321,287)	$(1,712)	$963	$(322,036)
Deferred income taxes	(26,606)	(973)	(654)	(28,233)
Other current assets and liabilities	(24,967)	2,685	(309)	(22,591)
Cash provided from operating activities	369,898	—	—	369,898
2008:
Net income (loss)	$215,437	$(3,007)	$3,290	$215,720
Deferred income taxes	31,096	(1,710)	(600)	28,786
Other current assets and liabilities	(45,798)	4,717	(2,690)	(43,771)
Cash provided from operating activities	479,134	—	—	479,134

4.	Net Loss on Unauthorized Activities in Japan

As we previously reported, in April 2010, we launched an investigation into unauthorized activities in Japan. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation is now substantially complete. Based on our consultation with legal counsel in Japan and the information learned from the substantially completed investigation, we intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment.

At the end of the third quarter of fiscal 2010, we reported the outstanding unauthorized loans as a contingent liability of $162.2 million. Based on the results of the substantially completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters. In particular, we recorded cumulative net losses of $201.9 million, ($128.7 million after-tax) due to these unauthorized activities (see Note 3), which were comprised of (1) the asserted unauthorized loans outstanding as of June 30, 2010 of ¥15.0 billion ($169.7 million), (2) the payment of ¥1.0 billion ($10.8 million) of unauthorized loans on April 5, 2010, (3) misappropriated funds of ¥1.9 billion ($20.5 million), and (4) cumulative investigative costs through June 30, 2010 of $4.8 million, offset by (5) an unauthorized investment account with a balance of ¥0.4 billion ($3.9 million) as of June 30, 2010. We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately ¥15.4 billion ($167.4 million) occurring prior to June 30, 2007. The accrued liability for these potential net losses was ¥14.7 billion ($165.8 million) as of June 30, 2010.

To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

5.	Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which includes stock options, during the year. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of June 30 follows (in thousands, except per share data):

	2010	2009	2008
		(as restated)	(as restated)

Net income (loss)	$76,930	$(322,036)	$215,720

Basic average common shares outstanding	173,803	174,598	180,474
Effect of dilutive stock options	857	—	921

Diluted average common shares outstanding	174,660	174,598	181,395

Earnings (loss) per share:
Basic	$0.44	$(1.84)	$1.20
Diluted	$0.44	$(1.84)	$1.19

Excluded from the computations above were anti-dilutive shares of 7.2 million, 9.2 million and 5.2 million in fiscal 2010, 2009 and 2008, respectively.

6.	Acquisitions

During the second quarter of fiscal 2010, we completed an asset purchase of a company in China for $10.1 million and have recorded goodwill of $2.2 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and more information about the fair value of assets and liabilities becomes available.

During fiscal 2009, we completed the acquisition of two companies and a joint venture in cash transactions approximating $74.8 million. We recorded additional goodwill of $27.9 million in connection with the acquisitions.

During fiscal 2008, we completed the acquisition of a U.S.-based company in an all cash transaction approximating $42.5 million. We recorded goodwill of $23.9 million in connection with this acquisition.

7.	Restructuring Costs and Asset Impairments

Restructuring costs and asset impairments consist of the following (in thousands):

	2010	2009	2008

Severance costs	$79,609	$110,155	$17,648
Asset impairments	37,296	21,128	13,599

Restructuring costs	116,905	131,283	31,247
Intangible asset impairments	234	16,300	—
Other charges	—	3,948	—

Total restructuring charges and asset impairments	$117,139	$151,531	$31,247

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Molex Restructuring Plans

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other lower-cost facilities. Restructuring costs during fiscal 2010 were $116.9 million, consisting of $79.6 million of severance costs and $37.3 million for asset impairments. The cumulative expense since we announced the restructuring plan totals $314.8 million.

We completed our restructuring program on June 30, 2010. Management approved several actions related to this plan. The total cost estimates increased as we formulated detailed plans for the latest restructuring actions, which included a reduction from five product-focused divisions to three product-focused divisions. A portion of this plan involved cost savings or other actions that do not result in incremental expense, such as better utilization of assets, reduced spending and organizational efficiencies. This plan includes employee reduction targets throughout the company, and we expect to achieve these targets through ongoing employee attrition and terminations.

In fiscal 2010, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 1,000 employees, resulting in a charge of $79.6 million. A large part of these employee terminations resulted from plant closings in Europe. We recognized asset impairment charges of $37.3 million to write-down assets to fair value less the cost to sell.

In fiscal 2009, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 6,600 employees, resulting in a charge of $110.1 million. A large part of these employee terminations resulted from plant closings in Europe and Asia. We recognized asset impairment charges of $41.4 million to write-down assets to fair value less the cost to sell. Restructuring costs and asset impairments in fiscal 2009 included intangible asset impairments of $16.3 million due to lower projected future net revenue and profit in our Industrial business unit of our Custom & Electrical segment.

In fiscal 2008, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 900 employees, resulting in a charge of $17.6 million. A large part of these employee terminations occurred in our corporate headquarters and United States and Mexican manufacturing operations. In accordance with our planned restructuring actions, we recorded additional asset impairment charges of $13.6 million to write-down assets to fair value less the cost to sell.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

A summary of the restructuring charges and asset impairments for the fiscal years ended June 30 follows (in thousands):

	2010	2009	2008

Connector:
Severance costs	$64,311	$73,658	$3,154
Asset impairments	35,962	18,468	11,380
Other	—	1,750	—

Total	$100,273	$93,876	$14,534

Custom & Electrical:
Severance costs	$11,233	$22,483	$3,144
Asset impairments	1,001	529	193
Other	—	16,300	—

Total	$12,234	$39,312	$3,337

Corporate and Other:
Severance costs	$4,065	$14,014	$11,350
Asset impairments	333	2,131	2,026
Other	234	2,198	—

Total	$4,632	$18,343	$13,376

Total:
Severance costs	$79,609	$110,155	$17,648
Asset impairments	37,296	21,128	13,599
Other	234	20,248	—

Total	$117,139	$151,531	$31,247

Changes in the accrued severance balance are summarized as follows (in thousands):

Balance at June 30, 2007	$28,196
Charges to expense	20,711
Cash payments	(31,481)
Non-cash related costs	1,368

Balance at June 30, 2008	$18,794
Charges to expense	110,155
Cash payments	(55,168)
Non-cash related costs	(3,897)

Balance at June 30, 2009	$69,884
Charges to expense	79,609
Cash payments	(117,911)
Non-cash related costs	(4,684)

Balance at June 30, 2010	$26,898

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

8.	Inventories

Inventories, less allowances of $39.1 million at June 30, 2010 and $41.0 million at June 30, 2009, consisted of the following (in thousands):

	2010	2009

Raw materials	$86,338	$58,720
Work in progress	139,922	113,782
Finished goods	243,109	181,835

Total inventories	$469,369	$354,337

9.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following (in thousands):

	2010	2009

Land and improvements	$69,217	$68,262
Buildings and leasehold improvements	705,207	692,108
Machinery and equipment	1,629,051	1,625,312
Molds and dies	743,166	761,748
Construction in progress	86,381	67,249

Total	3,233,022	3,214,679
Accumulated depreciation	(2,177,878)	(2,134,262)

Net property, plant and equipment	$1,055,144	$1,080,417

Depreciation expense for property, plant and equipment was $232.6 million, $245.5 million and $246.9 million in fiscal 2010, 2009 and 2008, respectively.

10.	Goodwill

At June 30, changes to goodwill were as follows (in thousands):

	2010	2009

Beginning balance	$128,494	$373,623
Additions	2,791	28,605
Impairment	—	(264,140)
Foreign currency translation	625	(9,594)

Ending balance	$131,910	$128,494

We recorded a $93.1 million goodwill impairment charge during the second quarter of fiscal 2009 based on lower projected future net revenue and profit growth in the Transportation business unit of our Connector segment. We determined that there were indicators of impairment resulting from the sudden economic downturn and potential liquidity risk in the automotive industry. The economic downturn had a negative impact on the business unit’s operating results and the potential liquidity risk extended our estimate for the industry’s economic recovery. These factors resulted in lower growth and profit expectations for the business unit, which resulted in the goodwill impairment charge.

We recorded a $171.0 million goodwill impairment charge during the fourth quarter of fiscal 2009 based on lower projected future net revenue and profit growth in the Industrial business unit of our

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Custom & Electrical segment. The economic downturn had a negative impact on the business unit’s operating results and it became evident during the fourth quarter that the business unit’s operating results were not recovering in line with the other operating segments due to our customers’ global excess capacity. These factors resulted in lower growth and profit expectations for the business unit, which resulted in the goodwill impairment charge.

11.	Other Intangible Assets

All of our intangible assets other than goodwill are included in other assets. Assets with indefinite lives represent acquired trade names. The value of these indefinite-lived intangible assets was $4.3 million at June 30, 2010 and June 30, 2009. During fiscal 2009, we recorded an impairment charge of $16.3 million to our indefinite lived intangible assets on lower projected future revenue and profit growth in the Industrial business unit of our Custom & Electrical segment. Intangible property assets with finite lives primarily represent customer relationships and rights acquired under technology licenses and are amortized over the periods of benefit.

The components of finite-lived intangible assets at June 30 are summarized as follows (in thousands):

	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer-related	$31,191	$(6,193)	$24,998	$31,191	$(4,567)	$26,624
Technology-based	23,510	(13,039)	10,471	21,403	(9,404)	11,999
License fees	8,485	(5,517)	2,968	7,660	(4,467)	3,193

Total	$63,186	$(24,749)	$38,437	$60,254	$(18,438)	$41,816

We estimate that we have no significant residual value related to our intangible assets.

During fiscal year 2010 and 2009, we recorded additions to intangible assets of $2.9 million and $9.2 million, respectively. The components of intangible assets acquired during fiscal 2010 and 2009 were as follows (in thousands):

	2010		2009
	Gross	Weighted	Gross	Weighted
	Carrying	Average	Carrying	Average
	Amount	Life	Amount	Life

Customer-related	$—	n/a	$8,600	14 years
Technology-based	2,107	8.6 years	400	5 years
License fees	825	3.2 years	150	5 years
Trade names	—	Indefinite	—	Indefinite

Total	$2,932		$9,150

Acquired intangibles are generally amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $6.3 million for fiscal year 2010 and 2009 and $5.5 million

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

for fiscal 2008. The estimated future amortization expense related to intangible assets as of June 30, 2009 is as follows (in thousands):

Amount

2011	$5,425
2012	5,318
2013	3,814
2014	3,130
2015 and thereafter	20,750

Total	$38,437

12.	Income Taxes

Income (loss) before income taxes and minority interest for fiscal years ended June 30, is summarized as follows (in thousands):

	2010	2009	2008
		(as restated)	(as restated)

United States	$21,985	$(215,328)	$133,969
International	109,504	(106,245)	199,962

Income (loss) before income taxes	$131,489	$(321,573)	$333,931

The components of income tax expense (benefit) for fiscal years ended June 30, follows (in thousands):

	2010	2009	2008
		(as restated)	(as restated)

Current:
U.S. Federal	$13,658	$5,613	$26,211
State	1,553	1,122	2,803
International	41,053	22,270	63,101

Total currently payable	$56,264	$29,005	$92,115

Deferred:
U.S. Federal	$(6,499)	$(5,589)	$37,183
State	(1,460)	759	(89)
International	6,254	(23,712)	(10,998)

Total deferred	(1,705)	(28,542)	26,096

Total income tax expense	$54,559	$463	$118,211

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2010	2009	2008
		(as restated)	(as restated)

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(11.9)	0.8	(1.3)
Repatriation of foreign earnings	4.4	(1.4)	(0.5)
Tax examinations and settlements	—	—	(0.2)
Provision for tax contingencies	(2.6)	(2.5)	1.0
Valuation allowance	11.0	(8.3)	(0.3)
Reduction of benefit from share-based payments	5.9
Change in health care legislation	2.7	—	—
Goodwill impairment	—	(30.1)	—
State income taxes, net of Federal tax benefit	0.3	(0.2)	0.8
Foreign tax rates less than U.S. Federal rate (net)	(3.2)	5.0	(5.4)
Adjustments to foreign tax credits	—	—	5.1
Other	(0.1)	1.6	1.2

Effective tax rate	41.5%	(0.1)%	35.4%

The effective tax rate for fiscal 2010 was higher than prior years due to (1) income tax expense booked during the year of $7.7 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised, (2) a charge due to legislation passed during the year which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D , (3) tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized, and (4) additional U.S. tax cost to repatriate earning from non-U.S. subsidiaries during the year The effective tax rate in fiscal 2009 was (0.1%) due primarily to charges for goodwill impairments for which no tax benefit was available and increases in tax reserves based on evaluation of certain tax positions taken.

At June 30, 2010, we had approximately $338.5 million of non-U.S. net operating loss carryforwards. Approximately 40% of the non-U.S. net operating losses can be carried forward indefinitely. The remaining losses have expiration dates over the next three to ten years.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2010 and 2009, we have recorded valuation allowances of $77.4 million and $77.3 million, respectively, against the non-U.S. net operating loss carryforwards.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2010	2009
		(as restated)

Deferred tax assets:
Pension and other postretirement liabilities	$35,056	$44,518
Stock option and other benefits	18,236	23,215
Capitalized research and development	7,798	12,730
Foreign tax credits	8,474	3,086
Net operating losses	101,576	93,672
Depreciation and amortization	2,633	2,887
Inventory	11,443	13,970
Restructuring	8,278	—
Accrual for unauthorized activities in Japan	73,205	69,429
Allowance for doubtful accounts	9,596	7,346
Patents	5,992	6,070
Severance	6,491	6,793
Other, net	28,179	13,793

Total deferred tax assets before valuation allowance	316,957	297,509
Valuation allowance	(80,935)	(77,399)

Total deferred tax assets	236,022	220,110
Deferred tax liabilities:
Investments	(29,192)	(27,877)
Depreciation and amortization	—	(5,533)
Other, net	(108)	—

Total deferred tax liabilities	(29,300)	(33,410)

Total net deferred tax assets	$206,722	$186,700

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2010	2009
		(as restated)

Net deferred taxes:
Current asset	$112,531	$87,424
Non-current asset	94,191	99,276

Total	$206,722	$186,700

We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $979.7 million of undistributed earnings of certain our non-U.S. subsidiaries as of June 30, 2010. These earnings are intended to be permanently invested. It is not practicable to estimate the additional income taxes that would be paid if the permanently reinvested earnings were distributed.

We are currently benefitting from preferential income tax treatment in jurisdictions including Singapore, China, Thailand, Philippines, Mexico, and Slovakia. As a result of such tax incentives, our

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

tax expense was reduced by approximately $15.6 million during fiscal 2010. The expiration of various tax holidays is scheduled in whole or in part during fiscal 2011 through fiscal 2019. Many of these holidays may be extended when certain conditions are met or terminated if we fail to satisfy certain requirements, which could have an unfavorable tax rate impact.

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

	Fiscal 2010
	June 30	July 1

Unrecognized tax benefits	$20,142	$23,509
Portion that, if recognized, would reduce tax expense and effective tax rate	20,142	23,509

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

Balance as of July 1, 2009	$23,509
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,983
Reductions for tax positions of prior years	(5,350)
Reductions due to lapse of applicable statute of limitations	—

Balance at June 30, 2010	$20,142

We have substantially completed all U.S. federal income tax matters for tax years through 2006. The examination of U.S. federal income tax returns for 2004, 2005 and 2006 was completed during fiscal 2010. The tax years 2007 through 2009 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest or penalties related to income tax matters in tax expense. As of June 30, 2010, there were no material interest or penalty amounts to accrue.

13.	Profit Sharing, Pension and Post Retirement Medical Benefit Plans

Profit Sharing Plans

We provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $9.4 million, $2.3 million and $17.2 million were charged to operations during fiscal 2010, 2009 and 2008, respectively.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Post Retirement Medical Benefit Plans

We have retiree health care plans that cover the majority of our U.S. employees. Employees hired before January 1, 1994 may become eligible for these benefits if they reach age 55, with age plus years of service equal to 70. Employees hired after January 1, 1994 may become eligible for these benefits if they reach age 60, with age plus years of service equal to 80. The cost of retiree health care is accrued over the period in which the employees become eligible for such benefits. We continue to fund benefit costs primarily as claims are paid. We discontinued the plans in January 2009 for all employees who were not within 10 years of qualifying. There are no significant postretirement health care benefit plans outside of the U.S.

Benefit Obligation and Plan Assets

The accumulated benefit obligations as of June 30, were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Accumulated benefit obligation	$63,949	$49,758	$116,690	$101,084	$45,402	$36,781

The changes in the benefit obligations and plan assets for the plans described above were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Change in projected benefit obligation:
Beginning benefit obligation	$54,500	$52,980	$116,781	$115,436	$36,781	$46,779
Service cost	2,521	2,404	5,441	5,872	1,082	1,741
Interest cost	3,799	3,612	4,183	4,319	2,486	2,883
Plan participants’ contributions	—	—	131	207	919	831
Actuarial loss (gain)	13,826	(2,506)	15,871	8,834	6,179	(2,970)
Plan amendment	—	—	(217)	—	—	(11,958)
Special termination benefits	—	—	—	—	70	321
Actual expenses	—	—	(122)	(86)	—	—
Effect of curtailment or settlement	—	(1,940)	(14,362)	(13,219)	—	—
Business combination	—	—	5,199	—	—	—
Impact of Measurement Date Change	—	1,504	—	—	—	1,407
Benefits paid to plan participants	(2,871)	(1,554)	(2,043)	(2,653)	(2,115)	(2,253)
Changes in foreign currency	—	—	(3,722)	(1,929)	—	—

Ending projected benefit obligation	$71,775	$54,500	$127,140	$116,781	$45,402	$36,781

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Change in plan assets:
Beginning fair value of plan assets	$48,565	$58,840	$46,577	$66,463	$—	$—
Actual return on plan assets	7,323	(11,707)	5,365	(14,069)	—	—
Employer contributions	3,745	4,472	12,099	14,388	1,196	1,422
Settlements	—	(1,486)	(7,663)	(12,776)	—	—
Actual expenses	—	—	(122)	(86)	—	—
Plan participants’ contributions	—	—	131	207	919	831
Business combination	—	—	1,505	—	—	—
Benefits paid to plan participants	(2,871)	(1,554)	(2,043)	(2,653)	(2,115)	(2,253)
Changes in foreign currency	—	—	(3,921)	(4,897)	—	—

Ending fair value of plan assets	$56,762	$48,565	$51,928	$46,577	$—	$—

The funded status, the amount by which plan assets exceed (or are less than) the projected benefit obligation, was as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Funded Status	$(15,013)	$(5,935)	$(75,212)	$(70,204)	$(45,402)	$(36,781)

The amounts recognized in the consolidated balance sheets were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Accrued pension and other post retirement benefits	$(15,013)	$(5,935)	$(75,212)	$(70,204)	$(45,402)	$(36,781)
Accumulated other comprehensive income	22,798	12,894	45,271	41,932	4,869	(2,672)

Net amount recognized	$7,785	$6,959	$(29,941)	$(28,272)	$(40,533)	$(39,453)

The amounts comprising accumulated other comprehensive income before taxes were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Net transition liability	$—	$—	$126	$167	$—	$—
Net actuarial (gain) loss	22,787	12,880	43,099	39,215	15,280	9,804
Net prior service costs	11	14	2,046	2,550	(10,411)	(12,476)

Defined benefit plans, net	$22,798	$12,894	$45,271	$41,932	$4,869	$(2,672)

The net loss recognized in other comprehensive income was $20.5 million in fiscal 2010.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Discount rate	5.7%	7.0%	3.1%	3.8%	5.5%	6.9%
Rate of compensation increase	3.5%	3.5%	3.1%	3.4%	—	—
Health care cost trend	—	—	—	—	8.5%	9.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2017	2017

For the postretirement medical benefit plan, a one-percentage point change in the assumed health care cost trend rates would have the following effect (in thousands):

	2010	2009	2008

Effect on total service and interest cost:
Increase 100 basis points	$539	$708	$1,219
Decrease 100 basis points	(449)	(588)	(968)
Effect on benefit obligation:
Increase 100 basis points	$6,778	$4,882	$7,987
Decrease 100 basis points	(5,955)	(4,095)	(6,452)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009

Discount rate	7.0%	6.9%	3.8%	4.0%	6.9%	6.9%
Expected return on plan assets	8.3%	8.3%	5.6%	5.8%	—	—
Rate of compensation increase	3.5%	3.7%	3.4%	3.4%	—	—
Health care cost trend	—	—	—	—	8.5%	9.0%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2017	2017

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

Net Periodic Benefit Cost

The components of net periodic benefit cost for our plans consist of the following for the years ended June 30 (in thousands):

							Postretirement
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Medical Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$2,521	$2,404	$3,380	$5,441	$5,872	$5,783	$1,082	$1,741	$2,923
Interest cost	3,799	3,612	3,683	4,182	4,319	4,222	2,486	2,883	3,106
Expected return on plan assets	(4,497)	(4,789)	(4,652)	(2,627)	(3,345)	(4,306)	—	—	—
Amortization of prior service cost	3	4	4	224	257	232	(2,065)	(1,354)	(667)
Amortization of unrecognized transition obligation	—	—	—	37	40	43	—	—	—
Recognized actuarial losses	1,010	—	—	1,692	647	362	702	818	1,257
Curtailment or settlement loss (gain)	82	158	(2,356)	(2,006)	3,606	(3,209)	70	(3,702)	132

Net periodic benefit cost	$2,918	$1,389	$59	$6,943	$11,396	$3,127	$2,275	$386	$6,751

The amount of accumulated other comprehensive income that was reclassified as a component of net period benefit cost in fiscal 2010 was $1.6 million. The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in fiscal 2011 is $3.1 million.

Plan Assets

Our overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The target U.S. pension asset allocation is 67%

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

public equity investments and 33% fixed income investments. The fair value our pension plan assets at June 30, 2010 by asset category are as follows:

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

U.S. Plans:
Cash and marketable securities	$863	$863	$—	$—
Equity
Domestic large-cap	11,229	11,229	—	—
Domestic small-cap	7,545	7,545	—	—
International large-cap	10,233	10,233	—	—
Emerging markets growth	3,017	3,017	—	—
Other	5,398	5,398	—	—
Fixed Income
Domestic corporate bonds’	7,571	7,571	—	—
International corporate bonds’	4,704	4,704	—	—
Other	6,203	6,203	—	—
Non-U.S. Plans:
Cash and marketable securities	$9,338	$9,338	$—	$—
Equity
Domestic large-cap	5,640	5,640	—	—
International large-cap	17,540	17,540	—	—
Fixed Income
International government bonds	14,461	14,461	—	—
Other	42	42	—	—
Real estate	1,000	—	1,000	—
Other (insurance contracts)	3,906	2,353	—	1,553

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the period ended June 30, 2010 (in thousands):

	Fair Value at	Return	Net	Net Transfers	Fair Value at
	July 1,	on Plan	Purchases/	Into/(Out of)	June 30,
	2009	Assets	Sales	Level 3	2010

Asset Category
Insurance contracts	$1,298	$143	$112	$—	$1,553

Funding Expectations

Expected funding for the U.S. pension plan and other postretirement benefit plans for fiscal 2011 is approximately $3.0 million and $1.4 million, respectively. Expected funding for the non-U.S. plans during fiscal 2011 is approximately $11.9 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $12.9 million in any year through 2020.

Significant Concentrations of Risk.

Significant concentrations of risk in our plan assets relate to equity and interest rate risk. In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected over time to earn higher returns with more volatility than fixed income investments which more closely match pension liabilities. Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.

In order to minimize asset volatility relative to the liabilities, a portion of plan assets are allocated to fixed income investments that are exposed to interest rate risk. Rate increases generally will result in a decline in fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.

Curtailments

In fiscal 2010, we recognized a $3.8 million pension curtailment gain related to a plant closing in Europe and $1.8 million pension curtailment expenses related to a plant closing in Japan.

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

14.	Debt

Total debt consisted of the following at June 30:

	Average
	Interest
	Rate	Maturity	2010	2009

Long-term debt:
U.S. Credit Facility	2.85%	2012	$100,000	$25,000
Unsecured bonds and term loans	1.31 - 1.65%	2012 - 2013	81,431	—
Mortgages, industrial development bonds and other debt	5.90 - 7.80%	2012 - 2013	2,003	5,311

Total long-term debt			183,434	30,311
Current portion of long-term debt and short-term borrowings:
Unsecured bonds, term loans and short-term credit line	1.31 - 1.65%		104,359	208,007
Other short-term borrowings, including capital leases	4.86%		5,711	16,333

Total current portion of long-term debt and short-term Borrowings			110,070	224,340

Total debt			$293,504	$254,651

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

In March 2010, Molex Japan entered into a ¥3 billion syndicated term loan for three years, with interest rates equivalent to 6 month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every 6 months.

In September 2009, Molex Japan issued unsecured bonds totaling ¥10 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every 6 months.

In June 2009, we entered into a $195.0 million committed, unsecured, three-year revolving credit facility in the United States, amended in January 2010, that matures in June 2012 (the “U.S. Credit Facility”). Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 250 basis points as of June 30, 2010. On up to two occasions we may, at our option, increase the credit line by an amount not to exceed $75.0 million upon satisfaction of certain conditions. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of June 30, 2010, we were in compliance with these covenants and had outstanding borrowings of $100.0 million. We obtained waiver letters from the participating banks for any default of the U.S. Credit Facility arising from the restatement caused by unauthorized activities in Japan.

Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows: fiscal 2012, $147.7 million; fiscal 2013, $33.9 million; fiscal 2014, $1.8 million.

We had available lines of credit totaling $205.8 million at June 30, 2010 expiring between 2010 and 2013.

15.	Operating Leases

We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below (in thousands):

Year ending June 30:
2011	$15,138
2012	8,836
2013	4,369
2014	3,023
2015	2,844
2016 and thereafter	3,497

Total lease payments	$37,707

Rental expense was $13.5 million, $10.6 million and $10.9 million in fiscal 2010, 2009 and 2008, respectively.

16.	Fair Value Measurements

Effective July 1, 2008, we adopted ASC 820-10 Fair Value Measurements and Disclosures,(ASC 820-10) for financial assets and liabilities recognized or disclosed on a recurring basis. The purpose of ASC 820-10 is to define fair value, establish a framework for measuring fair value, and enhance

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

disclosures about fair value measurements. The adoption of this statement had no effect on our consolidated financial statements and resulted only in increased disclosures.

In accordance with ASC 820-10, fair value measurements are classified under the following hierarchy:

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

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820-10 as of June 30, 2010 (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale and trading securities	$33,032	$33,032	$—	$—
Derivative financial instruments, net	3,644	—	3,644	—

We determine the fair value of our available-for-sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes pursuant to ASC 815-10, which are valued based on Level 2 inputs in the ASC 820 fair value hierarchy. The fair value of our financial instruments is determined by a mark-to-market valuation based on forward curves using observable market prices.

17.	Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2010.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2010.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.

Changes in common stock for the years ended June 30 follows (in thousands):

			Class A
	Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Outstanding at June 30, 2007	111,730	$5,587	108,562	$5,428	36,337	$799,894
Exercise of stock options	457	23	1,210	60	376	9,543
Purchase of treasury stock	—	—	—	—	7,979	199,584
Issuance of stock awards	—	—	10	1	—	—
Other	8	—	59	3	—	—

Outstanding at June 30, 2008	112,195	$5,610	109,841	$5,492	44,692	$1,009,021
Exercise of stock options	—	—	539	27	234	3,959
Purchase of treasury stock	—	—	—	—	4,507	76,342
Issuance of stock awards	—	—	7	—	—	—
Other	9	—	81	4	—	—

Outstanding at June 30, 2009	112,204	$5,610	110,468	$5,523	49,433	$1,089,322
Exercise of stock options	—	—	1,293	65	509	8,765
Purchase of treasury stock	—	—	—	—	—	—
Issuance of stock awards	—	—	1	—	—	—
Other	—	—	77	4	—	—

Outstanding at June 30, 2010	112,204	$5,610	111,839	$5,592	49,942	$1,098,087

18.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the fiscal years ended June 30 follows (in thousands):

	2010	2009
		(as restated)

Foreign currency translation adjustments	$255,383	$213,944
Non-current deferred tax asset	16,962	14,058
Accumulated transition obligation	(126)	(167)
Accumulated prior service credit	8,354	9,912
Accumulated actuarial net loss	(81,167)	(61,899)
Unrealized gains on investments	1,364	535

Total	$200,770	$176,383

19.	Stock Incentive Plans

Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost was $27.0 million, $26.5 million and $24.2 million for fiscal 2010, 2009 and 2008, respectively. The income tax benefits related to share-based compensation were $9.9 million, $9.7 million and $8.5 million for fiscal 2010, 2009 and 2008, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock Options

For fiscal 2010 and 2009, stock options that we grant to employees who are not executive officers (“non-officer employees”) are options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant with a term of 10 years.

Prior to fiscal 2009, stock options granted to non-officer employees were options to purchase Class A Common Stock at an exercise price that was generally 50% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant with a term of five years. Discounted stock options to U.S.-based non-officer employees are automatically exercised on the vesting date.

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

Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

		Exercise
	Shares	Price

Outstanding at June 30, 2007	10,219	$20.98
Granted	1,728	17.63
Exercised	(1,433)	15.91
Forfeited or expired	(1,111)	27.81

Outstanding at June 30, 2008	9,403	$20.38
Granted	2,573	17.95
Exercised	(343)	12.27
Forfeited or expired	(815)	23.32

Outstanding at June 30, 2009	10,818	$19.83
Granted	1,095	15.98
Exercised	(829)	12.76
Forfeited or expired	(2,186)	22.56

Outstanding at June 30, 2010	8,898	$19.27

Exercisable at June 30, 2010	3,784	$23.02

At June 30, 2010, exercisable options had an aggregate intrinsic value of $1.5 million with a weighted-average remaining contractual life of 2.3 years. In addition, there were 4.9 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $6.4 million. Total options outstanding had an aggregate intrinsic value of $8.1 million with a weighted-average remaining contractual life of 4.1 years. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $4.2 million, $1.7 million and $14.5 million, respectively.

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of the option using historical data pertaining to option exercises and

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The estimated weighted-average fair values of and related assumptions for options granted were as follows:

	2010	2009	2008

Weighted-average fair value of options granted:
At market value of underlying stock	$4.49	$3.91	$6.22
At less than market value of underlying stock	n/a	$10.73	$11.36
Assumptions:
Dividend yield	3.82%	3.61%	1.95%
Expected volatility	35.62%	32.33%	27.44%
Risk-free interest rate	3.70%	2.53%	3.55%
Expected life of option (years)	7.94	5.37	4.14

At June 30, 2010, there were options outstanding to purchase 0.1 million shares of Common Stock and 8.8 million shares of Class A Common Stock.

Stock Awards

Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock. Generally, these grants vest 25% per year over four years beginning the first anniversary date of the award. Stock awards transactions are summarized as follows (shares in thousands):

		Fair Market
	Shares	Value

Nonvested shares at June 30, 2007	541	$27.08
Granted	295	22.82
Vested	(233)	26.47
Forfeited	(32)	26.80

Nonvested shares at June 30, 2008	571	$25.14
Granted	944	19.48
Vested	(196)	25.26
Forfeited	(23)	23.38

Nonvested shares at June 30, 2009	1,296	$21.03

Granted	587	15.97
Vested	(464)	22.14
Forfeited	(48)	23.97

Nonvested shares at June 30, 2010	1,371	$18.47

At June 30, 2010, there was $21.2 million of total unrecognized compensation cost related to the above nonvested stock awards. We expect to recognize the cost of these stock awards over a weighted-average period of 2.6 years. The total fair value of shares vested during fiscal 2010, 2009 and 2008 was $10.2 million, $5.0 million and $6.2 million, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

20.	Segment and Related Information

We have two global product reportable segments: Connector and Custom & Electrical. The reportable segments represent an aggregation of three operating segments.

•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Information by segment for the years ended June 30 is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
2010:
Net revenue from external customers	$2,177,014	$828,905	$1,288	$3,007,207
Income (loss) from operations(1)	123,980	111,083	(97,261)	137,802
Depreciation & amortization	189,937	33,421	15,308	238,666
Capital expenditures	203,095	15,678	10,704	229,477

2009:
Net revenue from external customers	$1,789,139	$790,601	$2,101	$2,581,841
Income (loss) from operations(1)(2)	(125,604)	(152,443)	(70,834)	(348,881)
Depreciation & amortization	201,303	33,283	17,316	251,902
Capital expenditures	144,176	18,613	15,154	177,943

2008:
Net revenue from external customers	$2,377,584	$941,365	$9,398	$3,328,347
Income (loss) from operations(2)	317,596	94,076	(98,439)	313,233
Depreciation & amortization	201,677	35,495	15,172	252,344
Capital expenditures	180,889	22,705	31,032	234,626

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

(1)	Operating results include the following charges (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total

Fiscal 2010:
Restructuring costs and asset impairments	$100,273	$12,234	$4,398	$116,905
Fiscal 2009:
Restructuring costs and asset impairments	$93,876	$23,012	$18,343	$135,231
Goodwill impairments	93,140	171,000	—	264,140
Intangible asset impairments	—	16,300	—	16,300

(2)	Income (loss) from operations was restated to reflect the impact of unauthorized activities in Japan (see Note 4). The effect of this restatement is included in corporate and other.

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division.

Customer net revenue and net property, plant and equipment by significant foreign country are summarized as follows (in thousands):

	2010	2009	2008

Customer net revenue:
United States	$568,839	$535,079	$888,941
Japan	541,126	444,043	517,087
China	833,759	613,743	735,657
Net property, plant and equipment:
United States	$271,018	$274,840	$296,843
Japan	264,477	272,753	299,447
China	274,642	233,487	231,764

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows for the years ended June 30 (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total

2010	$1,720,866	$437,614	$100,965	$2,259,445
2009	1,388,110	$390,906	$184,645	$1,963,661

The reconciliation of segment assets to consolidated total assets at June 30 follows (in thousands):

	2010	2009
		(as restated)

Segment assets	$2,259,445	$1,963,661
Other current assets	571,520	563,131
Other non current assets	405,613	422,556

Consolidated total assets	$3,236,578	$3,011,586

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

21.	Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2010 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(as restated)	(as restated)	(as restated)

Net revenue	$674,033	$729,576	$756,294	$847,304
Gross profit	191,419	212,536	235,730	252,938
Net (loss) income	(15,136)	13,840	38,447	39,779
Basic (loss) earnings per share	(0.09)	0.08	0.22	0.23
Diluted (loss) earnings per share	(0.09)	0.08	0.22	0.23

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2009 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				(as restated)

Net revenue	$838,985	$666,728	$505,539	$570,589
Gross profit	249,472	176,072	93,396	137,237
Net income (loss)	44,297	(87,244)	(58,600)	(220,489)
Basic earnings (loss) per share	0.25	(0.50)	(0.34)	(1.25)
Diluted earnings (loss) per share	0.25	(0.50)	(0.34)	(1.25)

During fiscal 2010 and 2009, we recognized restructuring expenses related to our restructuring plan, goodwill impairment charges and asset impairment charges (see Notes 7 and 10). The table below summarizes the impact on net income of these items on each of the quarters during fiscal 2010 and 2009 (in thousands):

	Restructuring
	Costs and
	Asset	Goodwill
	Impairment	Impairments

Fiscal 2010:
First quarter	$38,547	$—
Second quarter	22,154	—
Third quarter	7,440	—
Fourth quarter	24,694	—
Fiscal 2009:
First quarter	$15,666	$—
Second quarter	29,899	93,140
Third quarter	34,009	—
Fourth quarter	32,224	171,000

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the restatement by quarter (in thousands):

		Adjustments
	As Reported	Japan	Tax	As Restated

Third quarter ended March 31, 2010
Net income	$23,826	$14,621	$—	38,447
Earnings per share:
Basic	0.14	0.08	—	0.22
Diluted	0.14	0.08	—	0.22
Second quarter ended December 31, 2009
Net income (loss)	$19,286	$(5,446)	$—	$13,840
Earnings (loss) per share:
Basic	0.11	(0.03)	—	0.08
Diluted	0.11	(0.03)	—	0.08
First quarter ended September 30, 2009
Net income (loss)	$(11,595)	$(3,541)	$—	$(15,136)
Earnings (loss) per share:
Basic	(0.07)	(0.02)	—	(0.09)
Diluted	(0.07)	(0.02)	—	(0.09)
Fourth quarter ended June 30, 2009
Net income (loss)	$(219,740)	$(1,712)	$963	$(220,489)
Earnings (loss) per share:
Basic	(1.27)	0.01	(0.01)	(1.27)
Diluted	(1.27)	0.01	(0.01)	(1.27)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index of Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its financial statements as of June 30, 2009 and for each of the two years in the period then ended relating to a fraud matter in Japan and accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
August 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited Molex Incorporated’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molex Incorporated as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 of Molex Incorporated and our report dated August 3, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
August 3, 2010

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.

These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

We have concluded that certain the design of internal controls was appropriate but the operational effectiveness as it relates to internal control in Japan was compromised by the individual who was responsible for the unauthorized activities in Japan. To address internal controls related to the unauthorized activities in Japan, we removed the individual who was responsible for these unauthorized activities. We have also taken the following actions during the fourth quarter of fiscal 2010: implemented a controller oversight function in Molex Japan with a member of corporate finance management; increased monitoring controls from corporate finance and executive management; expanded internal controls testing; and required all finance employees to review and recertify our Code of Business Conduct.

In addition, during the fiscal year, we completed a study to determine if historical tax transactions and balances had been recognized appropriately in accordance with ASC 740 and created a management level position responsible for ASC 740 compliance.

There were no other changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors. The Code of Business Conduct incorporates our policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. We have also adopted a Code of Ethics for Senior Financial Management applicable to our chief executive officer, chief financial officer, chief accounting officer and other senior financial managers. The Code of Ethics sets out our expectations that financial management produce full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications. We intend to post any amendments to or waivers from the Codes on our web site at www.molex.com.

The full text of each Code is published on the investor relations page of our web site at www.molex.com.

The information under the captions “Item 1 — Election of Directors,” “Board Independence,” “Board and Committee Information,” “Board Leadership Structure,” “Corporate Governance Principles,” “Risk Oversight” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement for the Annual Meeting of Stockholders (“2010 Proxy Statement”) is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated herein by reference in this section.

Item 11.	Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Report of the Compensation Committee” and “Executive Compensation” in our 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More than 5% Shareholders” in our 2010 Proxy Statement is incorporated herein by reference.

We currently maintain equity compensation plans that provide for the issuance of Molex stock to directors, executive officers and other employees. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of June 30, 2010.

(c)
Number of securities
remaining available
	(a)		(b)		for future issuance
	Number of shares		Weighted-average		under equity
	to be issued upon		exercise price		compensation plans
	exercise of outstanding		of outstanding		(excluding shares
	options		options		reflected in column (a))
	Common	Class A	Common	Class A	Common	Class A
Plan Category	Stock	Stock	Stock	Stock	Stock	Stock

Equity compensation plans approved by stockholders	93,750	10,175,256	$28.32	$16.59	—	10,652,369
Equity compensation plans not approved by stockholders	—	—	—	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance — Board Independence,” and “Transactions with Related Persons,” in our 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the captions “Audit Matters — Independent Auditor’s Fees” and “Audit Matters — Policy on Audit Committee Pre-Approval of Services” in our 2010 Proxy Statement is incorporated herein by reference.

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

Molex Incorporated

Schedule II — Valuation and Qualifying Accounts
For the Years Ended June 30, 2010, 2009, and 2008
(in thousands)

	Balance at			Other/	Balance at
	Beginning	Charges		Currency	End
	of Period	to Income	Write-Offs	Translation	of Period

Receivable Reserves:
Year ended 2010	$32,593	$85,979	$(76,009)	$1,087	$43,650
Year ended 2009	$40,243	$83,696	$(89,794)	$(1,552)	$32,593
Year ended 2008	$31,064	$69,020	$(62,520)	$2,679	$40,243

Inventory Reserves:
Year ended 2010:
Slow and Excess	$38,181	$8,697	$(12,168)	$309	$35,019
Other	2,871	1,462	—	(188)	4,145

Total	$41,052	$10,159	$(12,168)	$121	$39,164

Year ended 2009:
Slow and Excess	$39,395	$21,607	$(21,492)	$(1,329)	$38,181
Other	3,407	(92)	—	(444)	2,871

Total	$42,802	$21,515	$(21,492)	$(1,773)	$41,052

Year ended 2008:
Slow and Excess	$39,956	$15,453	$(16,946)	$932	$39,395
Other	2,771	488	—	148	3,407

Total	$42,727	$15,941	$(16,946)	$1,080	$42,802

Deferred tax asset valuation allowance:
Year ended 2010	$77,399	$14,443	$(4,601)	$(6,306)	$80,935
Year ended 2009	$38,289	$39,110	$—	$—	$77,399
Year ended 2008	$39,366	$—	$(1,077)	$—	$38,289

Molex Incorporated

Index of Exhibits

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000. (File No. 000-07491)
3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.1(ii) to our Form 8-K filed on November 19, 2007. (File No. 000-07491)
4	Instruments defining rights of security holders	See Exhibit 3.1
10.1	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.2	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.3	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.4	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.5	2005 Molex Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.6	Molex Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.6 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.7	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.7 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.8	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006. (File No. 000-07491)
10.9	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Appendix V to our 2007 Proxy Statement. (File No. 000-07491)
10.10	Form of Stock Option Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.11	Form of Restricted Stock Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.12	2005 Molex Incentive Stock Option Plan, as amended and restated	Incorporated by reference to Appendix VI to our 2007 Proxy Statement. (File No. 000-07491)
10.13	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.12 to our Form 10-K for the period ended June 30, 2007. (File No. 000-07491)
10.14	Molex Incorporated Annual Incentive Plan	Incorporated by reference to Appendix III to our 2008 Proxy Statement. (File No. 000-07491)
10.15	2008 Molex Stock Incentive Plan	Incorporated by reference to Appendix IV to our 2008 Proxy Statement. (File No. 000-07491)
10.16	Separation Agreement between David B. Root and Molex Incorporated dated April 6, 2009.	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 9, 2009. (File No. 000-07491)

Exhibit
Number	Description	Location

10.17	Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 30, 2009. (File No. 000-07491)
10.18	Amendment No. 1 to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent	Incorporated by reference to Exhibit 10 to our quarterly report on Form 10-Q for the period ended December 31, 2009. (File No. 000-07491)
10.19	Waiver to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent.	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of Ernst & Young, LLP	Filed herewith
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

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

August 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 3, 2010	Co-Chairman of the Board	/s/ FREDERICK A. KREHBIEL Frederick A. Krehbiel

August 3, 2010	Co-Chairman of the Board	/s/ JOHN H. KREHBIEL, JR. John H. Krehbiel, Jr.

August 3, 2010	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ MARTIN P. SLARK Martin P. Slark

August 3, 2010	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ DAVID D. JOHNSON David D. Johnson

August 3, 2010	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ K. TRAVIS GEORGE K. Travis George

August 3, 2010	Director	/s/ FRED L. KREHBIEL Fred L. Krehbiel

August 3, 2010	Director	/s/ MICHAEL J. BIRCK Michael J. Birck

August 3, 2010	Director	/s/ MICHELLE L. COLLINS Michelle L. Collins

August 3, 2010	Director	/s/ EDGAR D. JANNOTTA Edgar D. Jannotta

August 3, 2010	Director	/s/ DAVID L. LANDSITTEL David L. Landsittel

August 3, 2010	Director	/s/ JOE W. LAYMON Joe W. Laymon

August 3, 2010	Director	/s/ DONALD G. LUBIN Donald G. Lubin

August 3, 2010	Director	/s/ JAMES S. METCALF James S. Metcalf

August 3, 2010	Director	/s/ ROBERT J. POTTER Robert J. Potter

August 3, 2010	Director	/s/ ANIRUDH DHEBAR Anirudh Dhebar