Form 10-Q
period 2010-09-30
MOLEX INC
filed 2010-10-29
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 21, 2010, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	79,225,200
Class B Common Stock	94,255

Molex Incorporated
INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	26

SIGNATURES	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I
Item 1. Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Sept. 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,644	$376,352
Marketable securities	18,261	18,508
Accounts receivable, less allowances of $49,831 and $43,650 respectively	790,101	734,932
Inventories	546,808	469,369
Deferred income taxes	113,455	112,531
Other current assets	41,963	64,129

Total current assets	1,851,232	1,775,821
Property, plant and equipment, net	1,111,292	1,055,144
Goodwill	132,848	131,910
Non-current deferred income taxes	90,318	94,191
Other assets	181,831	179,512

Total assets	$3,367,521	$3,236,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$116,200	$110,070
Accounts payable	385,271	395,474
Accrued expenses:
Accrual for unauthorized activities in Japan	175,076	165,815
Income taxes payable	37,374	21,505
Other	214,599	219,832

Total current liabilities	928,520	912,696
Other non-current liabilities	18,672	19,869
Accrued pension and postretirement benefits	140,889	135,448
Long-term debt	171,907	183,434

Total liabilities	1,259,988	1,251,447

Commitments and contingencies

Stockholders’ equity:
Common stock	11,232	11,207
Paid-in capital	644,944	638,796
Retained earnings	2,280,685	2,232,445
Treasury stock	(1,100,402)	(1,098,087)
Accumulated other comprehensive income	271,074	200,770

Total stockholders’ equity	2,107,533	1,985,131

Total liabilities and stockholders’ equity	$3,367,521	$3,236,578

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
Net revenue	$897,672	$674,033
Cost of sales	622,596	482,614

Gross profit	275,076	191,419

Selling, general and administrative	157,056	145,628
Restructuring costs and asset impairments	—	55,894
Unauthorized activities in Japan	5,542	5,554

Total operating expenses	162,598	207,076

Income (loss) from operations	112,478	(15,657)

Interest (expense) income, net	(1,335)	(1,000)
Other (expense) income	(351)	3,484

Total other (expense) income	(1,686)	2,484

Income (loss) before income taxes	110,792	(13,173)

Income taxes	35,688	1,963

Net income (loss)	$75,104	$(15,136)

Earnings (loss) per share:
Basic	$0.43	$(0.09)
Diluted	$0.43	$(0.09)

Dividends declared per share	$0.1525	$0.1525

Average common shares outstanding:
Basic	174,370	173,486
Diluted	175,156	173,486
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2010	2009
Operating activities:
Net income (loss)	$75,104	$(15,136)
Add non-cash items included in net income (loss):
Depreciation and amortization	59,108	60,589
Share-based compensation	5,149	7,092
Non-cash restructuring and other costs, net	—	13,191
Other non-cash items	8,634	6,625
Changes in assets and liabilities:
Accounts receivable	(29,343)	(72,586)
Inventories	(57,988)	1,482
Accounts payable	(24,876)	32,131
Other current assets and liabilities	27,886	39,092
Other assets and liabilities	(1,079)	(1,862)

Cash provided from operating activities	62,595	70,618

Investing activities:
Capital expenditures	(71,192)	(45,634)
Proceeds from sales of property, plant and equipment	643	3,192
Proceeds from sales or maturities of marketable securities	2,184	35,303
Purchases of marketable securities	(1,257)	(958)
Other investing activities	—	(355)

Cash used for investing activities	(69,622)	(8,452)

Financing activities:
Proceeds from revolving credit facility and short term loans	20,000	90,000
Payments on revolving credit facility	(10,000)	(40,000)
Proceeds from issuance of long-term debt	797	—
Payments of long-term debt	(24,840)	(196)
Cash dividends paid	(26,565)	(26,486)
Exercise of stock options	358	266
Other financing activities	(967)	(700)

Cash (used for) provided from financing activities	(41,217)	22,884

Effect of exchange rate changes on cash	12,536	11,242

Net (decrease) increase in cash and cash equivalents	(35,708)	96,292
Cash and cash equivalents, beginning of period	376,352	424,707

Cash and cash equivalents, end of period	$340,644	$520,999

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2010 are not necessarily an indication of the results that may be expected for the year ending June 30, 2011. The Condensed Consolidated Balance Sheet as of June 30, 2010 was derived from our audited consolidated financial statements for the year ended June 30, 2010. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.
     The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and retiree health care benefit obligations, stock options, accrual for unauthorized activities in Japan, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates. Material subsequent events are evaluated and disclosed through the report issuance date.
2. Unauthorized Activities in Japan
     As we previously reported, in April 2010, we launched an investigation into unauthorized activities in Japan. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation has been completed.
     Based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 12. Cumulative investigative and legal costs through September 30, 2010 were $10.3 million, including $5.5 million in the first quarter of fiscal 2011. We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $175.1 million as of September 30, 2010, including $9.3 million in foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount.
     In addition, we have a contingent liability of $11.2 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

3. Restructuring Costs and Asset Impairments
     On June 30, 2010 we completed a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities from these plants to lower-cost facilities.
     Changes in the accrued severance balance are summarized as follows (in thousands):

Balance at June 30, 2010	$26,898
Cash payments	(9,390)
Non-cash related costs	1,519

Balance at September 30, 2010	$19,027

4. Earnings (Loss) Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net income (loss)	$75,104	$(15,136)

Basic weighted average common shares outstanding	174,370	173,486
Effect of dilutive stock options	786	—

Diluted weighted average common shares outstanding	175,156	173,486

Earnings (loss) per share:
Basic	$0.43	$(0.09)
Diluted	$0.43	$(0.09)
     Excluded from the computations above were anti-dilutive shares of 6.1 million as of September 30, 2010.
5. Comprehensive Income
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net income (loss)	$75,104	$(15,136)
Translation adjustments	70,255	42,836
Accumulated actuarial loss	—	(5,831)
Unrealized investment gain	49	354

Total comprehensive income	$145,408	$22,223

6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Sept. 30,	June 30,
	2010	2010
Raw materials	$99,418	$86,338
Work in process	157,299	139,922
Finished goods	290,091	243,109

Total inventories	$546,808	$469,369

7. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Service cost	$2,197	$1,990
Interest cost	1,967	2,041
Expected return on plan assets	(1,812)	(1,696)
Amortization of prior service cost	53	10
Recognized actuarial losses	893	57
Amortization of transition obligation	9	624
Curtailment adjustment	—	(3,849)

Benefit cost	$3,307	$(823)

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Service cost	$342	$271
Interest cost	617	621
Amortization of prior service cost	(516)	(516)
Recognized actuarial losses	333	175

Benefit cost	$776	$551

8. Debt
     Total debt consisted of the following:

	Average
	Interest		September 30,	June 30,
	Rate	Maturity	2010	2010
Long-term debt:
U.S. Credit Facility	2.76%	2012	$110,000	$100,000
Unsecured bonds and term loans	1.31 – 1.65%	2012 – 2013	60,705	81,431
Mortgages, industrial development bonds and other debt	5.92%	2013	1,202	2,003

Total long-term debt			171,907	183,434
Current portion of long-term debt and short-term borrowings:
Unsecured bonds, term loans and short-term credit line	1.31 – 2.48%		109,876	104,359
Other short-term borrowings, including capital leases	4.86%		6,324	5,711

Total current portion of long-term debt and short-term borrowings			116,200	110,070

Total debt			$288,107	$293,504

     In September 2010, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 2.48%. At September 30, 2010, the balance of the overdraft loan, which requires full repayment by the end of the term, approximated $59.6 million.
     In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to six month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At September 30, 2010, the balance of the syndicated term loan approximated $30.0 million, of which $12.0 million was current.
     In September 2009, Molex Japan issued unsecured bonds totaling ¥10 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At September 30, 2010, the outstanding balance of the unsecured bonds approximated $81.0 million, of which $38.3 million was current.
     In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, that matures in June 2012 (the “U.S. Credit Facility”). Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 250 basis points as of September 30, 2010. In September 2010, we exercised the feature to increase the credit line to $270.0 million and added three lenders. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of September 30, 2010, we were in compliance with these covenants and had outstanding borrowings of $110.0 million. We obtained waiver letters from the participating banks for any default of the U.S. Credit Facility arising from the unauthorized activities in Japan.
     Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows: fiscal 2012, $132.9 million; fiscal 2013, $35.9 million; fiscal 2014, $3.1 million.
     We had available lines of credit totaling $258.1 million at September 30, 2010 expiring between 2010 and 2013.
9. Income Taxes
     The effective tax rate was 32.2% for the three months ended September 30, 2010 and (14.9)% for the three months ended September 30, 2009. Changes in the amount of unrecognized tax benefits in the three months ended September 30, 2010 were not significant.

     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2006. The tax years 2007 through 2009 remain open to examination by all major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and/or penalties related to income tax matters in tax expense. As of September 30, 2010, there were no material interest or penalty amounts to accrue.
10. Fair Value Measurements
     The following table summarizes our financial assets and liabilities as of September 30, 2010, which are measured at fair value on a recurring basis (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale and trading securities	$29,605	$29,605	$—	$—
Derivative financial instruments, net	6,401	—	6,401	—
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
11. New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (the FASB) issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. The new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 3 fair value measurements will be effective for us on January 1, 2011. We are currently evaluating the requirements of this new guidance, but do not expect it to have a material impact on our financial statements.
12. Contingencies
     We are currently a party to various legal proceedings, claims and investigations including those disclosed in this note. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially adversely impact our financial position, cash flows, or overall trends in operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. If unfavorable final outcomes were to occur, then there exists the possibility of a material adverse impact.
Employment and Benefits Litigation
     In 2009, a French subsidiary of Molex, Molex Automotive SARL, decided to close a facility it operated in Villemur-sur-Tarn, France. Molex Automotive SARL submitted a social plan to Molex Automotive SARL’s labor representatives providing for payments to terminated employees. This social plan was adopted by Molex Automotive SARL on September 15, 2009. On September 24, 2010, 188 former employees of Molex Automotive SARL filed suit against Molex Automotive SARL in the Toulouse Labor Court, requesting additional compensation on the basis that their dismissal was not economically justified. The total amount sought by the 188 employees is approximately €25 million ($34.9 million). Molex has initiated liquidation of Molex Automotive SARL, and is assessing the impact of this action on the pending lawsuits.
Molex Japan Co., Ltd.
     As we previously reported in our Annual Report on Form 10-K, we launched an investigation into unauthorized activities at Molex Japan Co., Ltd. in April 2010. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation has been completed.
     On August 31, 2010, Mizuho Bank, which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($35.7 million), ¥5 billion ($59.6 million), ¥5 billion ($59.6 million) and ¥2 billion ($23.8 million), other loan-related expenses of approximately ¥106 million ($1.3 million) and interest and delay damages of approximately ¥832 million yen ($9.9 million) as of September 30, 2010. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for accounting treatment of the accrual for unauthorized activities in Japan.
13. Segments and Related Information
     Our reportable segments consist of the Connector and Custom & Electrical segments:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components, including connectors, across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

     Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:
September 30, 2010:
Revenues from external customers	$661,136	$236,031	$505	$897,672
Income (loss) from operations	98,647	42,566	(28,735)	112,478
Depreciation & amortization	47,536	7,523	4,049	59,108
Capital expenditures	58,757	7,254	5,181	71,192

September 30, 2009:
Revenues from external customers	$489,141	$184,771	$121	$674,033
Income (loss) from operations	4,675	11,151	(31,483)	(15,657)
Depreciation & amortization	48,513	8,383	3,693	60,589
Capital expenditures	40,591	2,599	2,444	45,634
     Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain facilities that are not specific to a particular division.
     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
September 30, 2010	$1,832,342	$449,830	$166,029	$2,448,201
June 30, 2010	1,720,866	437,614	100,965	2,259,445
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Sept. 30,	June 30,
	2010	2010
Segment net assets	$2,448,201	$2,259,445
Other current assets	514,323	571,520
Non current assets	404,997	405,613

Consolidated total assets	$3,367,521	$3,236,578

Molex Incorporated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”
Overview
     Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 39 manufacturing locations in 16 countries. We also provide manufacturing services to integrate specific components into a customer’s product.
     We have two global product segments: Connector and Custom & Electrical.
•	The Connector segment manufactures and sells products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applicants.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components, including connectors, across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Customer demand and revenue has improved significantly in fiscal 2010 and 2011 due to rapid recovery in the world’s gross domestic product from the instability in the global economy in fiscal 2009, particularly in Asia. The stronger end market demand and release of new products increased our net revenue and gross margins during the three months ended September 30, 2010 compared with the prior year period. Selling, general and administrative expenses as a percent of revenue also decreased during the three months ended September 30, 2010 compared with the prior year period due to higher net revenue and our lower cost structure resulting from our restructuring program and specific cost containment activities.
     On June 30, 2010 we completed a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities from these plants to lower-cost facilities. Restructuring costs during fiscal 2010 were $116.9 million, consisting of $79.6 million of severance costs and $37.3 million for asset impairments.
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
Unauthorized Activities in Japan
     As we previously reported, in April 2010, we launched an investigation into unauthorized activities in Japan. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation has been completed.
     Based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 12. Cumulative investigative and legal costs through September 30, 2010 were $10.3 million, including $5.5 million in the first quarter of fiscal 2011. We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $175.1 million as of September 30, 2010, including $9.3 million in foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount.
     In addition, we have a contingent liability of $11.2 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.
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
     The information concerning our critical accounting policies can be found under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Results of Operations
     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the three months ended September 30 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Net revenue	$897,672	100.0%	$674,033	100.0%
Cost of sales	622,596	69.4%	482,614	71.6%

Gross profit	275,076	30.6%	191,419	28.4%

Selling, general & administrative	157,056	17.5%	145,628	21.6%
Restructuring costs and asset impairments	—	0.0%	55,894	8.3%
Unauthorized activities in Japan	5,542	0.6%	5,554	0.8%

Income (loss) from operations	112,478	12.5%	(15,657)	(2.3)%

Other (expense) income, net	(1,686)	(0.2)%	2,484	0.3%

Income (loss) before income taxes	110,792	12.3%	(13,173)	(2.0)%
Income taxes	35,688	3.9%	1,963	0.3%

Net income (loss)	$75,104	8.4%	$(15,136)	(2.3)%

Net Revenue
     We sell our products in five primary markets. Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, infotech (formally referred to as data), consumer, industrial and automotive markets. Our products are used in a wide range of applications including notebook computers, computer peripheral equipment, mobile products, digital electronics such as cameras and flat panel display televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.
     Revenue increased significantly across all markets during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 (comparable quarter) as customer demand improved over the prior year. Revenue increased in the telecommunications, infotech, consumer and industrial markets during the first quarter of fiscal 2011 compared with the fourth quarter of fiscal 2010 (sequential quarter), but declined in the automotive market due to seasonal effect. The increase (decrease) in revenue from each market during the first quarter of fiscal 2011 compared with the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Telecommunications	33.3%	10.0%
Infotech	38.2	5.8
Consumer	25.1	12.2
Industrial	50.4	3.4
Automotive	20.7	(4.1)
     Telecommunications market net revenue increased against both the comparable quarter and sequential quarter due to increased demand for mobile products, including higher demand for smartphones and our customers’ introduction of smartphone models.

     Infotech market net revenue increased against the comparable quarter primarily because of depressed enterprise spending in the prior year and increased demand for networking and storage products in the current period. Infotech market net revenue increased modestly against the sequential quarter reflecting backlog reduction.
     Consumer market net revenue increased against both the comparable and sequential quarters due to customers replenishing inventory levels and increased demand for our components in flat panel display televisions and digital cameras. Consumer market net revenue increased modestly against the sequential quarter due to pre-holiday production volumes based on our customers’ anticipation of consumer spending during the holiday season.
     Industrial market net revenue increased substantially against the comparable quarter as global economic conditions improved over the prior year period. Demand for industrial instruments and production equipment improved as our customers’ increased production to meet demand after delaying many industrial automation projects in the prior year period due to uncertainties about the economic conditions. Sequentially, industrial market net revenue increased modestly as the backlog of demand caused by delayed projects has been reduced.
     Automotive market net revenue increased substantially against the comparable quarter as global car sales have increased, particularly in North America and China, as improving global economic conditions led to our customers increasing vehicle builds to replenish inventory levels and meet demand. The automotive market also benefited from our customers’ increasing electronic content in automobiles, such as rear view cameras, navigational systems, mobile communication and entertainment systems. Automotive market net revenue declined slightly against the sequential quarter due to seasonality and automobile manufacturer’s leveling out inventory after global government incentive programs ended.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended
	September 30,
	2010	2009
Americas	24%	23%
Asia Pacific	63	61
Europe	13	16

Total	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

Three Months
Ended
Sept. 30, 2010
Net revenue for prior year period	$674,033
Components of net revenue change:
Organic net revenue increase	214,614
Currency translation	7,033
Acquisitions	1,992

Total change in net revenue from prior year period	223,639

Net revenue for current year period	$897,672

Organic net revenue increase as a percentage of net revenue from prior year period	31.8%
     Organic revenue increased significantly during the three months ended September 30, 2010 compared with the comparable quarter as customer demand improved in all of our primary markets. We also completed an asset purchase of a company in China during the second quarter of fiscal 2010.
     Foreign currency translation increased net revenue by approximately $7.0 million for the three months ended September 30, 2010 compared with the comparable quarter principally due to a stronger Japanese yen, partially offset by a weaker euro against the dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended September 30, 2010
	Local	Currency	Net
	Currency	Translation	Change
Americas	$61,323	$266	$61,589
Asia Pacific	133,659	20,570	154,229
Europe	22,921	(13,803)	9,118
Corporate & other	(1,297)	—	(1,297)

Net change	$216,606	$7,033	$223,639

     The change in revenue on a local currency basis compared with the comparable quarter was as follows:

Three Months
Ended
Sept. 30, 2010
Americas	39.3%
Asia Pacific	32.7
Europe	21.0
Total	32.1%
Gross Profit
     The following table provides a summary of gross profit and gross margin for the three months ended September 30 (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Gross profit	$275,076	$191,419
Gross margin	30.6%	28.4%
     The increase in gross profit for the three month period ended September 30, 2010 was primarily due to higher revenue. The increase in gross margin was primarily due to higher absorption from increased production and lower costs resulting from our restructuring program, which has improved margins over time. The improvements in gross profit were partially offset by the impact of price erosion and material price increases.
     A significant portion of our material cost is comprised of copper and gold. We purchased approximately 6.8 million pounds of copper and approximately 40,600 troy ounces of gold during the first quarter of fiscal 2011. The following table shows the change in average prices related to our purchases of copper and gold for the three months ended September 30 (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Copper (price per pound)	$3.30	$2.71
Gold (price per troy ounce)	1,228.00	960.00
     Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges reduced cost of sales by $2.2 million for the three months ended September 30, 2010. The hedges did not materially affect operating results for the three months ended September 30, 2009.

     The effect of certain significant impacts on gross profit compared with the comparable quarter was as follows for the three months ended September 30 (in thousands):

Three Months
Ended
Sept. 30, 2010
Price erosion	$(27,695)
Currency translation	7,896
Currency transaction	(13,251)
     Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion. A significant portion of our price erosion occurred in our mobile phone connector products, which are part of our telecommunications and consumer markets.
     The increase in gross profit due to currency translation was primarily due to a stronger Japanese yen against other currencies and a general weakening of the U.S. dollar against other currencies, except the euro, during the three months ended September 30, 2010.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar during the three months ended September 30, 2010.
Operating Expenses
     Operating expenses were as follows as of September 30 (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Selling, general and administrative	$157,056	$145,628
Restructuring costs and asset impairments	—	55,894
Unauthorized activities in Japan	5,542	5,554

Selling, general and administrative as a percentage of revenue	17.5%	21.6%
     Selling, general and administrative expenses decreased as a percent of net revenue for the three months ended September 30, 2010 from the comparable quarter due to the increased revenue and our lower cost structure resulting from our restructuring efforts and specific cost containment activities. The impact of currency translation decreased selling, general, and administrative expenses by approximately $2.6 million for the three months ended September 30, 2010 as compared to the comparable quarter.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $40.5 million, or 4.5% of net revenue, for the three months ended September 30, 2010, compared to $36.5 million, or 5.4% of net revenue, for the comparable quarter.
     Net restructuring costs decreased $55.9 million during the three months ended September 30, 2010, compared to the comparable quarter, as we concluded our restructuring program. Net restructuring costs during the three months ended September, 2009 included $13.2 million for asset impairments and $42.7 million for employee termination benefits. The cumulative expense of our restructuring program was $314.8 million with estimated annual savings of approximately $205.0 million.

     Unauthorized activities in Japan for the three months ended September 30, 2010 represent investigative and legal fees. See Note 2 of the “Notes to Consolidated Financial Statements”.
Other Income (Expense)
     Other income (expense) consists primarily of net interest income, investment income and currency exchange gains or losses. We recorded net expenses of $1.7 million for the three months ended September 30, 2010, respectively, compared with net gains of $2.5 million for the comparable quarter. The net expenses for the month ended September 30, 2010 were primarily due to a general weakening of the U.S. dollar against other currencies, partially offset by investment income and a stronger Japanese yen against other currencies. The gains during the three months ended September 30, 2009 primarily related to foreign currency exchange gains resulting from strengthening of the U.S. dollar against most currencies.
Effective Tax Rate
     The effective tax rate was 32.2% for the three months ended September 30, 2010. During the three months ended September 30, 2010, we recorded income tax expense of $2.3 million due primarily to the reversal of estimated tax benefits resulting from expirations of employee stock options and vesting of restricted stock at amounts less than recorded book value.
     The effective tax rate was (14.9)% for the three months ended September 30, 2009.
Backlog
     Our order backlog on September 30, 2010 was approximately $445.5 million, an increase of 46.5% compared with order backlog of $304.2 million at September 30, 2009. Orders for the three months ended September 30, 2010 were $868.4 million compared with $724.4 million for the comparable quarter, representing the significant increase in customer demand during the three months ended September 30, 2010. Orders during the three months ended September 30, 2010 improved in all of our primary markets compared with the comparable quarter.
Segments
     The following table sets forth information on net revenue by segment as of the three months ended September 30 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Connector	$661,136	73.6%	$489,141	72.5%
Custom & Electrical	236,031	26.3	184,771	27.4
Corporate & Other	505	0.1	121	0.1

Total	$897,672	100.0%	$674,033	100.0%

Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2010
Net revenue for prior year period	$489,141
Components of net revenue change:
Organic net revenue increase	162,667
Currency translation	9,328

Total change in net revenue from prior year period	171,995

Net revenue for current year period	$661,136

Organic net revenue change as a percentage of net revenue for prior year period	33.3%
     The Connector segment sells primarily to the telecommunication, infotech, consumer markets, and automotive, which are discussed above. Segment net revenue increased in the three months ended September 30, 2010 compared with the prior year periods due to increased demand in all of the Connector segment’s primary markets, partially offset by price erosion, which is generally higher in the Connector segment compared with our other segment. Currency translation favorably impacted net revenue $9.3 million for the three months ended September 30, 2010.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Income from operations	$98,647	$4,675
Operating margin	14.9%	1.0%
     Connector segment income from operations increased compared with the prior year periods primarily due to increased revenue and the completion of our restructuring program on June 30, 2010. Restructuring charges for the three months ended September 30, 2009 were $50.6 million. Gross margins were positively affected by higher absorption from increased production and lower costs from our restructuring program, which has improved margins over time. Connector segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010 due to savings from restructuring and specific cost containment actions. Selling, general and administrative expenses as a percent of net revenue were 13.7% for the three months ended September 30, 2010, compared with 16.8% for the same prior year period, due primarily to increased revenue and cost containment actions.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2010
Net revenue for prior year period	$184,771
Components of net revenue change:
Organic net revenue change	51,567
Currency translation	(2,299)
Acquisitions	1,992

Total change in net revenue from prior year period	51,260

Net revenue for current year period	$236,031

Organic net revenue change as a percentage of net revenue for prior year period	27.9%
     The sale of Custom & Electrical segment’s products is concentrated in the industrial, telecommunications and infotech markets. Custom & Electrical segment revenue increased in the three months ended September 30, 2010 due to increased demand in all of the segment’s primary markets. We also completed an asset purchase of a company in China during the second quarter of fiscal 2010.
     The following table provides information on income from operations and operating margins for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Income from operations	$42,566	$11,151
Operating margin	18.0%	6.0%
     Custom & Electrical segment income from operations increased compared with the prior year periods primarily due to increased revenue and the completion of our restructuring program on June 30, 2010. Restructuring charges for the three months ended September 30, 2009 were $4.6 million. Gross margins were positively affected by higher absorption and lower costs from our restructuring program, which has improved margins over time. Selling, general and administrative expenses as a percent of net revenue were 17.4% for the three months ended September 30, 2010, compared with 22.2% for the same prior year period, due to increased revenue, savings from restructuring and specific cost containment actions.
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

Financial Condition and Liquidity
     We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $358.9 million and $394.9 million at September 30, 2010 and June 30, 2010, respectively, of which $326.4 million was in non-U.S. accounts as of September 30, 2010. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments.
     Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Long-term debt and obligations under capital leases totaled $227.7 million and $236.3 million at September 30, 2010 and June 30, 2010, respectively. We had available lines of credit totaling $258.1 million at September 30, 2010, including a $270.0 million unsecured, three-year revolving credit facility with $160.0 million available as of September 30, 2010. The credit facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of September 30, 2010, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements totaling ¥18.0 billion ($214.4 million) with weighted average fixed rates of 1.5%. As of September 30, 2010, we had a remaining balance on these agreements of ¥14.3 billion ($170.6 million). See Note 8 of the “Notes to the Condensed Consolidated Financial Statements”.
Cash Flows
     Our cash balance decreased $35.7 million during the three months ended September 30, 2010. Our primary sources of cash were operating cash flows of $62.6 million and $10.0 million in net borrowings against the credit facility. We used capital during the period to fund capital expenditures of $71.2 million and pay dividends of $26.6 million. The translation of our cash to U.S. dollars reduced our cash balance by $12.5 million as compared with the balance as of June 30, 2010.
Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Cash provided from operating activities	$62,595	$70,618
Cash used for investing activities	(69,622)	(8,452)
Cash (used for) provided from financing activities	(41,217)	22,884
Effect of exchange rate changes on cash	12,536	11,242

Net (decrease) increase in cash	$(35,708)	$96,292

Operating Activities
     Cash provided from operating activities declined by $8.0 million from the prior year period due mainly to an $84.4 million increase in working capital needs in the current year period compared with the prior year, partially offset by a net loss in the prior year period. Working capital increased in the three months ended September 30, 2010 as inventory production increased due to customer demand. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of September 30, 2010 was $19.0 million, which we expect to reduce through cash outlays during fiscal 2011.
Investing Activities
     Cash used for investing activities increased by $61.2 million from the prior year period due mainly to an increase in capital expenditures of $25.6 million. Capital expenditures were $71.2 million for the three months ended September 30, 2010 compared with $45.6 million in the prior year period. Additionally, in fiscal 2011, we had $2.2 million in net proceeds of marketable securities compared to $35.3 million during fiscal 2010.

Financing Activities
     Cash used for financing activities decreased $64.1 million during the three months ended September 30, 2010, as compared with the prior year period primarily due to a $24.6 million reduction of outstanding loans for Molex Japan.
     We borrowed $20.0 million against our $270.0 million unsecured, three-year revolving credit facility. Total borrowings against the credit facility were $110.0 million as of September 30, 2010.
     As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements. To the extent we are required to pay all or any portion of the unauthorized loans in Molex Japan may also impact our cash requirements.
Contractual Obligations and Commercial Commitments
     We have contractual obligations and commercial commitments as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2010. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. There have been no material changes in our contractual obligations and commercial commitments since June 30, 2010 arising outside of the ordinary course of business.
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010 (Form 10-K). You should carefully consider the risks described in our Form 10-K and Form 10-Q. Such risks are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
     We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, the ability to realize cost savings from restructuring activities, unauthorized activities in Japan, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, competitive strengths, and legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at September 30, 2010 or June 30, 2010.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at September 30, 2010 or June 30, 2010.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $7.0 million and increased income from operations of $7.9 million for the three months ended September 30, 2010, compared with the estimated results for the comparable period in the prior year.
     Our $18.3 million of marketable securities at September 30, 2010 are principally invested in time deposits.
     Interest rate exposure is generally limited to our marketable securities and three-year unsecured credit facility. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $110.0 million outstanding on our $270.0 million credit facility with an interest rate of approximately 2.8% at September 30, 2010.
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

Internal Control Over Financial Reporting
     During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
Item 1. Legal Proceedings
     Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 12 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2010 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
July 1 – July 31
Common Stock	21	$15.50	—
Class A Common Stock	—	$—	—
August 1 – August 31
Common Stock	102	$16.51	—
Class A Common Stock	—	$—	—
September 1 – September 30
Common Stock	19	$16.01	—
Class A Common Stock	—	$—	—

Total	142	$16.29	—

The shares purchased represent exercises of employee stock options.

Item 6. Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer

31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer

32.2 Section 906 certification by Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED
(Registrant)

Date: October 29, 2010	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)