Form 10-Q
period 2010-12-31
MOLEX INC
filed 2011-01-27
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-7491

MOLEX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	36-2369491 (I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On January 20, 2011, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	79,198,747
Class B Common Stock	94,255

Molex Incorporated

PART I

Item 1.	Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Dec. 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$392,390	$376,352
Marketable securities	18,239	18,508
Accounts receivable, less allowances of $50,390 and $43,650 respectively	759,814	734,932
Inventories	559,637	469,369
Deferred income taxes	114,944	112,531
Other current assets	55,713	64,129

Total current assets	1,900,737	1,775,821

Property, plant and equipment, net	1,129,141	1,055,144
Goodwill	134,218	131,910
Non-current deferred income taxes	85,222	94,191
Other assets	180,731	179,512

Total assets	$3,430,049	$3,236,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$107,668	$110,070
Accounts payable	377,592	395,474
Accrued expenses:
Accrual for unauthorized activities in Japan	180,074	165,815
Income taxes payable	18,842	21,505
Other	207,267	219,832

Total current liabilities	891,443	912,696
Other non-current liabilities	19,103	19,869
Accrued pension and postretirement benefits	129,420	135,448
Long-term debt	198,639	183,434

Total liabilities	1,238,605	1,251,447

Commitments and contingencies

Stockholders’ equity:
Common stock	11,246	11,207
Paid-in capital	654,307	638,796
Retained earnings	2,328,374	2,232,445
Treasury stock	(1,101,878)	(1,098,087)
Accumulated other comprehensive income	299,395	200,770

Total stockholders’ equity	2,191,444	1,985,131

Total liabilities and stockholders’ equity	$3,430,049	$3,236,578

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenue	$901,465	$729,576	$1,799,137	$1,403,609
Cost of sales	630,420	517,040	1,253,016	999,654

Gross profit	271,045	212,536	546,121	403,955

Selling, general and administrative	159,044	150,105	316,100	295,734
Restructuring costs and asset impairments	—	25,635	—	81,528
Unauthorized activities in Japan	2,713	8,543	8,255	14,097

Total operating expenses	161,757	184,283	324,355	391,359

Income from operations	109,288	28,253	221,766	12,596

Interest (expense) income, net	(1,788)	(1,286)	(3,123)	(2,286)
Other income (expense)	4,792	(701)	4,441	2,783

Total other income (expense)	3,004	(1,987)	1,318	497

Income before income taxes	112,292	26,266	223,084	13,093

Income taxes	34,009	12,426	69,697	14,389

Net income (loss)	$78,283	$13,840	$153,387	$(1,296)

Earnings (loss) per share:
Basic	$0.45	$0.08	$0.88	$(0.01)
Diluted	$0.45	$0.08	$0.88	$(0.01)

Dividends declared per share	$0.1750	$0.1525	$0.3275	$0.3050

Average common shares outstanding:
Basic	174,664	173,743	174,510	173,605
Diluted	175,556	174,575	175,329	173,605
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2010	2009
Operating activities:
Net income (loss)	$153,387	$(1,296)
Add non-cash items included in net income (loss):
Depreciation and amortization	120,804	121,263
Share-based compensation	11,460	15,127
Non-cash restructuring and other costs, net	—	19,922
Other non-cash items	7,275	27,428
Changes in assets and liabilities:
Accounts receivable	3,221	(58,715)
Inventories	(67,631)	(18,589)
Accounts payable	(36,945)	9,128
Other current assets and liabilities	(11,280)	14,687
Other assets and liabilities	2,184	12,883

Cash provided from operating activities	182,475	141,838

Investing activities:
Capital expenditures	(132,728)	(93,320)
Proceeds from sales of property, plant and equipment	1,400	6,554
Proceeds from sales or maturities of marketable securities	5,203	35,319
Purchases of marketable securities	(3,612)	(1,485)
Acquisitions	—	(10,090)
Other investing activities	—	222

Cash used for investing activities	(129,737)	(62,800)

Financing activities:
Proceeds from revolving credit facility and short-term loans	50,000	110,000
Payments on revolving credit facility	(15,000)	(70,000)
Payments of short-term and long-term debt	(36,051)	(15,336)
Cash dividends paid	(53,186)	(52,919)
Exercise of stock options	1,820	991
Other financing activities	(1,954)	(1,183)

Cash used for financing activities	(54,371)	(28,447)

Effect of exchange rate changes on cash	17,671	11,020

Net increase in cash and cash equivalents	16,038	61,611
Cash and cash equivalents, beginning of period	376,352	424,707

Cash and cash equivalents, end of period	$392,390	$486,318

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily an indication of the results that may be expected for the year ending June 30, 2011. The Condensed Consolidated Balance Sheet as of June 30, 2010 was derived from our audited consolidated financial statements for the year ended June 30, 2010. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.
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
     As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 12. We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $180.1 million as of December 31, 2010, including $14.3 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $18.0 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.
     Cumulative investigative and legal costs through December 31, 2010 were $13.0 million, including $8.3 million in the first six months of fiscal 2011.

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
     Changes in the accrued severance balance are summarized as follows (in thousands):

Balance at June 30, 2010	$26,898
Cash payments	(9,390)
Non-cash related costs	1,519

Balance at September 30, 2010	$19,027
Cash payments	(2,585)
Non-cash related costs	105

Balance at December 31, 2010	$16,547

4. Earnings (Loss) Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss)	$78,283	$13,840	$153,387	$(1,296)

Basic average common shares outstanding	174,664	173,743	174,510	173,605
Effect of dilutive stock options	892	832	819	—

Diluted weighted average common shares outstanding	175,556	174,575	175,329	173,605

Earnings (loss) per share:
Basic	$0.45	$0.08	$0.88	$(0.01)
Diluted	$0.45	$0.08	$0.88	$(0.01)
     Excluded from the computations above were anti-dilutive shares of 7.4 million and 6.4 million for the three months and six months ended December 31, 2010, respectively, compared with 6.8 million and 8.4 million for the same prior year periods. During the six months ended December 31, 2009, we incurred a net loss. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted loss per share for the six months ended December 31, 2009.
5. Comprehensive Income
     Total comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss)	$78,283	$13,840	$153,387	$(1,296)
Translation adjustments	14,045	(2,306)	86,011	40,530
Pension liability remeasurement	11,824	—	11,824	(5,831)
Unrealized investment gain (loss)	2,452	2,584	790	(2,893)

Total comprehensive income (loss)	$106,604	$14,118	$252,012	$30,510

     During the three months ended December 31, 2010, we amended a defined benefit pension plan in the U.S.

to close participation and freeze benefit accruals under the plan. We remeasured the pension liability, resulting in an $11.8 million reduction in the liability. During the six months ended December 31, 2009, we recognized a pension liability remeasurement of $5.2 million related to the merger of two pension plans and $0.6 million related to a pension curtailment.
6. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Dec. 31,	June 30,
	2010	2010
Raw materials	$104,867	$86,338
Work in process	154,517	139,922
Finished goods	300,253	243,109

Total inventories	$559,637	$469,369

7. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$451	$1,990	$2,648	$3,980
Interest cost	487	2,041	2,454	4,082
Expected return on plan assets	(472)	(1,696)	(2,284)	(3,392)
Amortization of prior service cost	13	10	66	20
Recognized actuarial losses	893	57	1,786	114
Amortization of transition obligation	9	624	18	1,248
Curtailment adjustment	—	—	—	(3,849)

Benefit cost	$1,381	$3,026	$4,688	$2,203

     During the six months ended December 31, 2009, we recognized a $3.8 million pension curtailment gain from the merger of two pension plans. As discussed in Note 5, we recorded a pension curtailment during the three months ended December 31, 2010, reducing fiscal 2011 pension expense $2.8 million, and a pension liability remeasurement during the six months ended December 31, 2009.

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$342	$271	$684	$542
Interest cost	617	621	1,234	1,242
Amortization of prior service cost	(516)	(516)	(1,032)	(1,032)
Recognized actuarial losses	333	175	666	350

Benefit cost	$776	$551	$1,552	$1,102

8. Debt
     Total debt consisted of the following (in thousands):

	Average
	Interest		December 31,	June 30,
	Rate	Maturity	2010	2010
Long-term debt:
U.S. Credit Facility	2.76%	2012	$135,000	$100,000
Unsecured bonds and term loans	1.31 – 1.65%	2012 – 2013	62,438	81,431
Other debt	5.92%	2013	1,201	2,003

Total long-term debt			198,639	183,434
Current portion of long-term debt and short-term borrowings:
Unsecured bonds, term loans and short-term credit line	1.31 – 2.48%		100,732	104,359
Other short-term borrowings, including capital leases	4.86%–5.92%		6,936	5,711

Total current portion of long-term debt and short-term borrowings			107,668	110,070

Total debt			$306,307	$293,504

     In September 2010, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 2.48%. At December 31, 2010, the balance of the overdraft loan, which requires full repayment by the end of the term, approximated $49.0 million.
     In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to six month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At December 31, 2010, the balance of the syndicated term loan approximated $30.9 million, of which $12.3 million was current.
     In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At December 31, 2010, the outstanding balance of the unsecured bonds approximated $83.3 million, of which $39.4 million was current.
     In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, that matures in June 2012 (the “U.S. Credit Facility”). Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 276 basis points as of December 31, 2010. In September 2010, we increased the credit line to $270.0 million and added three lenders. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of

December 31, 2010, we were in compliance with these covenants and had outstanding borrowings of $135.0 million. We obtained waiver letters from the participating banks for any default of the U.S. Credit Facility arising from the unauthorized activities in Japan.
     Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows: fiscal 2012, $187.0 million; fiscal 2013, $37.3 million; fiscal 2014, $5.0 million.
     We had available lines of credit totaling $234.4 million at December 31, 2010 expiring between 2010 and 2013.
9. Income Taxes
     The effective tax rate was 30.3% for the three months ended December 31, 2010 and 47.3% for the three months ended December 31, 2009. Net changes in the amount of unrecognized tax benefits in the three months ended December 31, 2010 were approximately a $2.8 million benefit. The effective tax rate for the six months ended December 31, 2010 was 31.2%.
     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2006. The tax years 2007 through 2009 remain open to examination by all major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2010, there were no material interest or penalty amounts to accrue.
10. Fair Value Measurements
     The following table summarizes our financial assets and liabilities as of December 31, 2010, which are measured at fair value on a recurring basis (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale and trading securities	$30,198	$30,198	$—	$—
Derivative financial instruments, net	9,395	—	9,395	—
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

12. Contingencies
     We are currently a party to various legal proceedings, claims and investigations including those disclosed in this note. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially adversely impact our financial position or overall trends in operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. If unfavorable final outcomes were to occur, then there exists the possibility of a material adverse impact.
Employment and Benefits Litigation
     In 2009, a French subsidiary of Molex, Molex Automotive SARL, decided to close a facility it operated in Villemur-sur-Tarn, France. Molex Automotive SARL submitted a social plan to Molex Automotive SARL’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by Molex Automotive SARL in 2009, which made payments to those employees until September 2010. In September 2010, 188 former employees of Molex Automotive SARL who were covered under the social plan filed suit against Molex Automotive SARL in the Toulouse Labor Court, requesting additional compensation on the basis that their dismissal was not economically justified. The total amount sought by the 188 employees from Molex Automotive SARL is approximately €25 million ($34.9 million). Molex initiated liquidation of Molex Automotive SARL, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving Molex Automotive SARL.
Molex Japan Co., Ltd
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
     On August 31, 2010, Mizuho Bank, which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($36.8 million), ¥5 billion ($61.3 million), ¥5 billion ($61.3 million) and ¥2 billion ($24.5 million), other loan-related expenses of approximately ¥106 million ($1.3 million) and interest and delay damages of approximately ¥1.4 billion ($16.7 million) as of December 31, 2010. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and Mizuho filed its response, brief no. 1, on December 15, 2010. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 2 for accounting treatment of the accrual for unauthorized activities in Japan.
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
     Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:

December 31, 2010:

Revenues from external customers	$665,230	$236,046	$189	$901,465
Income (loss) from operations	105,915	32,005	(28,632)	109,288
Depreciation & amortization	50,669	6,886	4,141	61,696
Capital expenditures	58,229	1,526	1,781	61,536

December 31, 2009:

Revenues from external customers	$534,997	$194,137	$442	$729,576
Income (loss) from operations	45,388	19,728	(36,863)	28,253
Depreciation & amortization	48,709	8,315	3,650	60,674
Capital expenditures	38,487	4,909	4,290	47,686

For the six months ended:

December 31, 2010:

Revenues from external customers	$1,326,366	$472,077	$694	$1,799,137
Income (loss) from operations	204,562	74,571	(57,367)	221,766
Depreciation & amortization	98,205	14,409	8,190	120,804
Capital expenditures	116,985	8,780	6,963	132,728

December 31, 2009:

Revenues from external customers	$1,024,138	$378,908	$563	$1,403,609
Income (loss) from operations	50,063	30,879	(68,346)	12,596
Depreciation & amortization	97,222	16,698	7,343	121,263
Capital expenditures	79,078	7,508	6,734	93,320
     Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the investigative and legal costs related to the unauthorized activities in Japan and the assets of certain plants that are not specific to a particular division.

     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
December 31, 2010	$1,896,521	$456,062	$96,009	$2,448,592
June 30, 2010	1,720,866	437,614	100,965	2,259,445
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Dec. 31,	June 30,
	2010	2010
Segment net assets	$2,448,592	$2,259,445
Other current assets	581,286	571,520
Other non-current assets	400,171	405,613

Consolidated total assets	$3,430,049	$3,236,578

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
     Customer demand and revenue has improved significantly in fiscal 2010 and 2011 from the instability in the global economy in fiscal 2009, particularly in Asia. The stronger end market demand and release of new products increased our net revenue and gross margins during the three and six months ended December 31, 2010 compared with the prior year periods. Selling, general and administrative expenses as a percent of revenue also decreased during the three and six months ended December 31, 2010 compared with the prior year periods due to higher net revenue and our lower cost structure resulting from our restructuring program and specific cost containment activities.
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
     The markets in which we compete are highly competitive. Our financial results may be influenced by the following factors: our ability to successfully execute our business strategy; competition for customers; raw material prices; product and price competition; economic conditions in various geographic regions; foreign currency exchange rates; interest rates; changes in technology; fluctuations in customer demand; patent and intellectual property issues; availability of credit and general market liquidity; litigation results; and legal and regulatory developments. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems. Our sales are also dependent on end markets impacted by consumer, industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those end markets.
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
     As previously reported in our Annual Report on form 10-K for the year ended June 30, 2010, based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 12. We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $180.1 million as of December 31, 2010, including $14.3 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $18.0 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.
     Cumulative investigative and legal costs through December 31, 2010 were $13.0 million, including $8.3 million in the first six months of fiscal 2011.
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

Results of Operations
     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the three months ended December 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Net revenue	$901,465	100.0%	$729,576	100.0%
Cost of sales	630,420	69.9%	517,040	70.9%

Gross profit	271,045	30.1%	212,536	29.1%

Selling, general & administrative	159,044	17.6%	150,105	20.6%
Restructuring costs and asset impairments	—	0.0%	25,635	3.5%
Unauthorized activities in Japan	2,713	0.4%	8,543	1.1%

Income from operations	109,288	12.1%	28,253	3.9%

Other income (expense), net	3,004	0.4%	(1,987)	(0.3)%

Income before income taxes	112,292	12.5%	26,266	3.6%
Income taxes	34,009	3.8%	12,426	1.7%

Net income	$78,283	8.7%	$13,840	1.9%

     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the six months ended December 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Net revenue	$1,799,137	100.0%	$1,403,609	100.0%
Cost of sales	1,253,016	69.6%	999,654	71.2%

Gross profit	546,121	30.4%	403,955	28.8%

Selling, general & administrative	316,100	17.6%	295,734	21.1%
Restructuring costs and asset impairments	—	0.0%	81,528	5.8%
Unauthorized activities in Japan	8,255	0.5%	14,097	1.0%

Income from operations	221,766	12.3%	12,596	0.9%

Other income, net	1,318	0.1%	497	0.0%

Income before income taxes	223,084	12.4%	13,093	0.9%
Income taxes	69,697	3.9%	14,389	1.0%

Net income (loss)	$153,387	8.5%	$(1,296)	(0.1)%

Net Revenue
     We sell our products in five primary markets. Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, infotech (formerly referred to as data), consumer, industrial and automotive markets. Our products are used in a wide range of applications including notebook computers, computer peripheral equipment, mobile products such as smartphones and tablets, digital electronics such as cameras and flat panel display televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.

     Revenue increased significantly across all markets during the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 (comparable quarter) as customer demand improved over the prior year. Revenue increased in the telecommunications, infotech and automotive markets during the second quarter of fiscal 2011 compared with the first quarter of fiscal 2011 (sequential quarter), but declined in the consumer and industrial markets. The increase (decrease) in revenue from each market during the second quarter of fiscal 2011 compared with the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Telecommunications	28.1%	2.4%
Infotech	21.3	0.8
Consumer	18.1	(5.1)
Industrial	36.4	(3.3)
Automotive	15.9	9.6
     Telecommunications market net revenue increased against both the comparable quarter and sequential quarter due to increased demand for mobile products, including higher demand for smartphones and our customers’ introduction of smartphone models.
     Infotech market net revenue increased against the comparable quarter primarily because of relatively low enterprise spending in the prior year and increased demand for networking and storage products in the current period. Infotech market net revenue increased modestly against the sequential quarter reflecting backlog reduction.
     Consumer market net revenue increased against the comparable quarter due to customers replenishing inventory levels and increased demand for our components in flat panel display televisions and digital cameras. Consumer market net revenue decreased against the sequential quarter as the first quarter benefitted from pre-holiday production volumes based on our customers’ anticipation of consumer spending during the holiday season.
     Industrial market net revenue increased substantially against the comparable quarter as global economic conditions improved over the prior year period. Demand for industrial instruments and production equipment improved as our customers’ increased production to meet demand after delaying many industrial automation projects in the prior year period due to uncertainties about the economic conditions. Sequentially, industrial market net revenue decreased as the backlog of demand caused by delayed projects has been reduced.
     Automotive market net revenue increased against the comparable and sequential quarters as global car sales have increased, particularly in North America and China, as improving global economic conditions led to our customers increasing vehicle builds to replenish inventory levels and meet rising demand. The automotive market also benefitted from our customers increasing electronic content in automobiles, such as rear view cameras, navigational systems and mobile communication and entertainment systems.
     The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Americas	23%	23%	24%	23%
Asia Pacific	63	61	63	61
Europe	14	16	13	16

Total	100%	100%	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2010
Net revenue for prior year period	$729,576	$1,403,609

Components of net revenue change:
Organic net revenue change	162,312	376,930
Currency translation	8,985	16,018
Acquisitions	592	2,580

Total change in net revenue from prior year period	171,889	395,528

Net revenue for current year period	$901,465	$1,799,137

Organic net revenue change as a percentage of net revenue from prior year period	22.2%	26.9%
     Organic net revenue increased significantly during the three and six months ended December 31, 2010 compared with the comparable year periods as customer demand improved in all of our primary markets. We also completed an asset purchase of a company in China during the second quarter of fiscal 2010.
     Foreign currency translation increased net revenue approximately $9.0 million and $16.0 million for the three and six months ended December 31, 2010, respectively, principally due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended December 31, 2010			Six Months Ended December 31, 2010
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$35,817	$208	$36,025	$97,140	$474	$97,614
Asia Pacific	99,745	20,231	119,976	233,404	40,801	274,205
Europe	21,913	(11,454)	10,459	44,834	(25,257)	19,577
Corporate & other	5,429	—	5,429	4,132	—	4,132

Net change	$162,904	$8,985	$171,889	$379,510	$16,018	$395,528

     The change in revenue on a local currency basis was as follows:

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2010
Americas	20.9%	29.7%
Asia Pacific	22.4	27.4
Europe	19.0	20.0

Total	22.3%	27.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and six months ended December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Gross profit	$271,045	$212,536	$546,121	$403,955
Gross margin	30.1%	29.1%	30.4%	28.8%
     The increase in gross profit for the three and six month periods ended December 31, 2010 was primarily due to higher revenue. The increase in gross margin was primarily due to higher absorption from increased production and lower costs resulting from our restructuring program, which has improved margins over time. The improvements in gross profit and gross margin were partially offset by the impact of price erosion and material price increases.
     A significant portion of our material cost is comprised of copper and gold. We purchased approximately 11.8 million pounds of copper and approximately 79,600 troy ounces of gold during the first two quarters of fiscal 2011. The following table shows the change in average prices related to our purchases of copper and gold for the three and six months ended December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Copper (price per pound)	$3.93	$3.01	$3.57	$2.83
Gold (price per troy ounce)	1,370.00	1,099.00	1,298.00	1,030.00
     Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges reduced cost of sales by $2.0 million for the six months ended December 31, 2010. The hedges did not materially affect operating results for the three months ended December 31, 2010 or the three and six months ended December 31, 2009.
     The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and six months ended December 31 (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2010
Price erosion	$(31,945)	$(59,640)
Currency translation	7,588	15,484
Currency transaction	(12,586)	(25,721)
     Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion. A significant portion of our price erosion occurred in our mobile phone connector products, which are part of our telecommunications and consumer markets.
     The increase in gross profit due to currency translation was primarily due to a stronger Japanese yen against other currencies and a general weakening of the U.S. dollar against other currencies, during the three and six months ended December 31, 2010.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar during the three and six months ended December 31, 2010.
Operating Expenses
     Operating expenses were as follows as of December 31 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Selling, general and administrative	$159,044	$150,105	$316,100	$295,734
Restructuring costs and asset impairments	$—	$25,635	$—	$81,528
Unauthorized activities in Japan	2,713	8,543	8,255	14,097

Selling, general and administrative as a percentage of revenue	17.6%	20.6%	17.6%	21.1%
     Selling, general and administrative expenses decreased as a percent of net revenue for the three and six months ended December 31, 2010 from the comparable prior year periods due to the increased revenue and our lower cost structure resulting from our restructuring efforts and specific cost containment activities. The impact of currency translation decreased selling, general, and administrative expenses by approximately $2.8 million and $5.4 million for the three and six months ended December 31, 2010, respectively, versus the comparable period.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $42.2 million, or 4.7% of net revenue and $82.7 million, or 4.6% of net revenue, for the three and six months ended December 31, 2010, respectively, compared with $36.7 million, or 5.0% of net revenue and $73.2 million, or 5.2% of net revenue, for the comparable prior year periods.
     Net restructuring costs decreased $25.6 million and $81.5 million during the three and six months ended December 31, 2010, compared with the comparable prior year periods, as we concluded our restructuring program. Net restructuring costs during the three months ended December 31, 2009 were $25.6 million, consisting of $6.8 million in asset impairments and $18.8 million for employee termination benefits. Net restructuring costs during the six months ended December 31, 2009 were $81.5 million, consisting of $20.0 million in asset impairments and $61.5 million for employee termination benefits. The cumulative expense of our restructuring program was $314.8 million with estimated annual savings of approximately $205.0 million.
     Unauthorized activities in Japan for the three and six months ended December 31, 2010 represent investigative and legal fees. See Note 2 of the “Notes to Consolidated Financial Statements.”
Other Income (Expense)
     Other income (expense) consists primarily of net interest income, investment income and currency exchange gains or losses. We recorded other income of $3.0 million and $1.3 million for the three and six months ended December 31, 2010, respectively, compared with a net loss of $2.0 million for the three months ended December 31, 2009 and a net gain of $0.5 million for the six months ended December 31, 2009. Other income for the six months ended December 31, 2010 was primarily due to investment income, partially offset by foreign currency exchange losses from a general weakening of the U.S. dollar against other currencies. The net loss during the three months ended December 31, 2009 was primarily related to foreign currency exchange losses resulting from strengthening of the U.S. dollar against most currencies.

Effective Tax Rate
     The effective tax rate was 30.3% for the three months ended December 31, 2010. During the three months ended December 31, 2010, we recorded income tax expense of $34.0 million. A negative tax impact of $2.1 million was recognized due to the reversal of estimated tax benefits resulting from expirations and exercises below original market value of employee stock options and restricted stock.
     The effective tax rate was 47.3% for the three months ended December 31, 2009, reflecting the tax cost of repatriating dividends during fiscal 2010 from certain non-U.S. subsidiaries having earnings that had previously been indefinitely reinvested.
Backlog
     Our order backlog on December 31, 2010 was approximately $413.7 million, an increase of 21.5% compared with order backlog of $340.6 million at December 31, 2009 and a decrease of 7.1% at September 30, 2010 as new capacity enabled our ability to fulfill customer backlog. Orders for the second quarter of fiscal 2011 were $871.7 million compared with $777.9 million for the prior year period, representing the significant increase in customer demand during fiscal 2011. Orders during the second quarter fiscal 2011 improved in all of our primary markets compared with the prior year period and were consistent with the first quarter of fiscal 2011.
Segments
     The following table sets forth information on net revenue by segment as of the three months ended December 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Connector	$665,230	73.8%	$534,997	73.3%
Custom & Electrical	236,046	26.2	194,137	26.6
Corporate & Other	189	—	442	0.1

Total	$901,465	100.0%	$729,576	100.0%

     The following table sets forth information on net revenue by segment as of the six months ended December 31 (in thousands):

		Percentage		Percentage
	2010	of Revenue	2009	of Revenue
Connector	$1,326,366	73.7%	$1,024,138	72.9%
Custom & Electrical	472,077	26.2	378,908	27.0
Corporate & Other	694	0.1	563	0.1

Total	$1,799,137	100.0%	$1,403,609	100.0%

Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2010
Net revenue for prior year period	$534,997	$1,024,138

Components of net revenue change:
Organic net revenue change	120,619	283,286
Currency translation	9,614	18,942

Total change in net revenue from prior year period	130,233	302,228

Net revenue for current year period	$665,230	$1,326,366

Organic net revenue change as a percentage of net revenue for prior year period	22.5%	27.7%
     The Connector segment sells primarily to the telecommunication, infotech, consumer and automotive markets. Segment net revenue increased in the three and six months ended December 31, 2010 compared with the prior year periods due to increased demand in all of the Connector segment’s primary markets, partially offset by price erosion, which is generally higher in the Connector segment compared with our other segment. Currency translation favorably impacted net revenue by $9.6 million and $18.9 million for the three and six months ended December 31, 2010, respectively.
     The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Income from operations	$105,915	$45,388	$204,562	$50,063
Operating margin	15.9%	8.5%	15.4%	4.9%
     Connector segment income from operations increased compared with the prior year periods primarily due to increased revenue and the completion of our restructuring program on June 30, 2010. Restructuring charges for the three and six months ended December 31, 2009 were $69.0 million and $18.3 million, respectively. Gross margins were positively affected by higher absorption from increased production and lower costs from our restructuring program, which has improved margins over time. Connector segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010 due to savings from restructuring and specific cost containment actions. Selling, general and administrative expenses as a percent of net revenue were 14.0% and 13.9% for the three and six months ended December 31, 2010, compared with 15.9% and 16.6% for the same prior year periods, due primarily to increased revenue, savings from restructuring and specific cost containment actions.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Six Months
	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2010
Net revenue for prior year period	$194,137	$378,908

Components of net revenue change:
Organic net revenue change	41,945	93,516
Currency translation	(628)	(2,927)
Acquisitions	592	2,580

Total change in net revenue from prior year period	41,909	93,169

Net revenue for current year period	$236,046	$472,077

Organic net revenue change as a percentage of net revenue for prior year period	21.6%	24.7%
     The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment revenue increased in the three and six months ended December 31, 2010 compared with the prior year periods due to increased demand in all of the segment’s primary markets. We also completed an asset purchase of a company in China during the second quarter of fiscal 2010.
     The following table provides information on income from operations and operating margins for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Income from operations	$32,005	$19,728	$74,571	$30,879
Operating margin	13.6%	10.2%	15.8%	8.1%
     Custom & Electrical segment income from operations increased compared with the prior year periods primarily due to increased revenue and the completion of our restructuring program on June 30, 2010. Restructuring charges for the three and six months ended December 31, 2009 were $3.6 million and $8.3 million, respectively. Gross margins were positively affected by higher absorption and lower costs from our restructuring program, which has improved margins over time. Selling, general and administrative expenses as a percent of net revenue were 17.9% and 17.7% for the three and six months ended December 31, 2010, respectively, compared with 20.6% and 21.6% for the same prior year periods, due primarily to increased revenue, savings from restructuring and specific cost containment actions.
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

Financial Condition and Liquidity
     We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $410.6 million and $394.9 million at December 31, 2010 and June 30, 2010, respectively, of which $372.3 million was in non-U.S. accounts as of December 31, 2010. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments.
     Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions. Total debt including obligations under capital leases totaled $306.3 million and $293.5 million at December 31, 2010 and June 30, 2010, respectively. We had available lines of credit totaling $234.4 million at December 31, 2010, including a $270.0 million unsecured, three-year revolving credit facility with $135.0 million available as of December 31, 2010. The credit facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage, fixed charge coverage and liquidity. As of December 31, 2010, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements totaling ¥18.0 billion ($214.4 million) with weighted average fixed rates of 1.5%. As of December 31, 2010, we had a remaining balance on these agreements of ¥13.3 billion ($163.2 million). See Note 8 of the “Notes to the Condensed Consolidated Financial Statements.”
Cash Flows
     Our cash balance increased $16.0 million during the six months ended December 31, 2010. Our primary sources of cash were operating cash flows of $182.5 million and $35.0 million in net borrowings against the credit facility. We used capital during the period to fund capital expenditures of $132.7 million and pay dividends of $53.2 million. The translation of our cash to U.S. dollars increased our cash balance by $17.7 million as compared with the balance as of June 30, 2010.
Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	December 31,
	2010	2009
Cash provided from operating activities	$182,475	$141,838
Cash used for investing activities	(129,737)	(62,800)
Cash used for financing activities	(54,371)	(28,447)
Effect of exchange rate changes on cash	17,671	11,020

Net increase in cash	$16,038	$61,611

Operating Activities
     Cash provided from operating activities increased by $40.6 million from the prior year period due mainly to an increase in net income in the current period partially offset by a $59.1 million increase in working capital needs in the current year period compared with the prior year, and by a net loss in the prior year period. Working capital increased in the six months ended December 31, 2010 as inventory production increased due to customer demand. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of December 31, 2010 was $16.5 million, which we expect to reduce through cash outlays during fiscal 2011.
Investing Activities
     Cash used for investing activities increased by $66.9 million from the prior year period due mainly to an increase in capital expenditures of $39.4 million. Capital expenditures were $132.7 million for the six months ended December 31, 2010 compared with $93.3 million in the prior year period. Net proceeds of marketable securities were $5.2 million compared with $35.3 million in the prior year period.

Financing Activities
     Cash used for financing activities increased $25.9 million during the six months ended December 31, 2010, as compared with the prior year period primarily due to a $36.1 million reduction of outstanding loans for Molex Japan.
     We borrowed $50.0 million against our $270.0 million unsecured, three-year revolving credit facility. Total borrowings against the credit facility were $135.0 million as of December 31, 2010.
     As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements. To the extent we are required to pay all or any portion of the unauthorized loans in Molex Japan our cash requirements may also be impacted.
     We increased our quarterly cash dividend to $0.175 per share, an increase of 14.8% from the previous cash dividend of $0.1525 per share. The increase was effective to shareholders of record on December 31, 2010 and will be paid in January 2011.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. No material foreign exchange contracts were in use at December 31, 2010 or June 30, 2010.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. No material derivative instruments were in use at December 31, 2010 or June 30, 2010.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $16.0 million and increased income from operations of $10.5 million for the six months ended December 31, 2010, compared with the estimated results for the comparable period in the prior year.
     Our $18.2 million of marketable securities at December 31, 2010 are principally invested in time deposits.
     Interest rate exposure is generally limited to our marketable securities and three-year unsecured credit facility. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $135.0 million outstanding on our $270.0 million credit facility with an interest rate of approximately 2.8% at December 31, 2010.
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
Internal Control Over Financial Reporting
     During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2010 were as follows (in thousands, except price per share data):

Total Number
of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan

October 1 — October 31
Common Stock	—	$—	—
Class A Common Stock	72	$17.75	—
November 1 — November 30
Common Stock	—	$—	—
Class A Common Stock	11	$17.36	—
December 1 — December 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—

Total	83	$17.70	—

     The shares purchased represent exercises of employee stock options.
Item 6. Exhibits

Number	Description

10.1	2005 Molex Supplemental Executive Retirement Plan, as amended and restated.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer

31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer

32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date: January 27, 2011	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)