Form 10-Q
period 2011-03-31
MOLEX INC
filed 2011-05-03
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 20, 2011, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	96,425,328
Class A Common Stock	79,482,543
Class B Common Stock	94,255

Molex Incorporated

PART I

Item 1.	Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Mar. 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447,796	$376,352
Marketable securities	20,400	18,508
Accounts receivable, less allowances of $47,275 and $43,650 respectively	780,761	734,932
Inventories	546,080	469,369
Deferred income taxes	115,278	112,531
Other current assets	36,978	64,129

Total current assets	1,947,293	1,775,821
Property, plant and equipment, net	1,139,918	1,055,144
Goodwill	148,422	131,910
Non-current deferred income taxes	81,767	94,191
Other assets	189,571	179,512

Total assets	$3,506,971	$3,236,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and short-term borrowings	$116,724	$110,070
Accounts payable	353,188	395,474
Accrued expenses:
Accrual for unauthorized activities in Japan	178,339	165,815
Income taxes payable	20,906	21,505
Other	214,809	219,832

Total current liabilities	883,966	912,696
Other non-current liabilities	22,244	19,869
Accrued pension and postretirement benefits	130,033	135,448
Long-term debt	202,549	183,434

Total liabilities	1,238,792	1,251,447

Commitments and contingencies
Stockholders’ equity:
Common stock	11,268	11,207
Paid-in capital	665,941	638,796
Retained earnings	2,365,875	2,232,445
Treasury stock	(1,103,952)	(1,098,087)
Accumulated other comprehensive income	329,047	200,770

Total stockholders’ equity	2,268,179	1,985,131

Total liabilities and stockholders’ equity	$3,506,971	$3,236,578

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue	$874,531	$756,294	$2,673,668	$2,159,903
Cost of sales	613,917	520,564	1,866,933	1,520,218

Gross profit	260,614	235,730	806,735	639,685

Selling, general and administrative	159,448	156,374	475,548	452,108
Restructuring costs and asset impairments	—	9,068	—	90,596
Unauthorized activities in Japan	2,855	8,032	11,110	22,129

Total operating expenses	162,303	173,474	486,658	564,833

Income from operations	98,311	62,256	320,077	74,852

Interest (expense) income, net	(1,726)	(2,298)	(4,849)	(4,584)
Other income (expense)	1,325	(2,721)	5,766	62

Total other (expense) income	(401)	(5,019)	917	(4,522)

Income before income taxes	97,910	57,237	320,994	70,330

Income taxes	29,765	18,790	99,462	33,179

Net income	$68,145	$38,447	$221,532	$37,151

Earnings per share:
Basic	$0.39	$0.22	$1.27	$0.21
Diluted	$0.39	$0.22	$1.26	$0.21

Dividends declared per share	$0.1750	$0.1525	$0.5025	$0.4575

Average common shares outstanding:
Basic	174,957	173,858	174,666	173,689
Diluted	176,449	174,838	175,678	174,523
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$221,532	$37,151
Add non-cash items included in net income:
Depreciation and amortization	181,716	180,699
Share-based compensation	17,009	21,024
Non-cash restructuring and other costs, net	—	20,041
Other non-cash items	17,719	21,817
Changes in assets and liabilities:
Accounts receivable	(2,143)	(122,127)
Inventories	(43,112)	(62,059)
Accounts payable	(63,725)	48,809
Other current assets and liabilities	3,903	21,701
Other assets and liabilities	(5,968)	14,870

Cash provided from operating activities	326,931	181,926

Investing activities:
Capital expenditures	(196,915)	(150,001)
Proceeds from sales of property, plant and equipment	1,460	8,082
Proceeds from sales or maturities of marketable securities	5,568	47,339
Purchases of marketable securities	(6,062)	(15,259)
Acquisitions	(18,847)	(10,097)
Other investing activities	(196)	(5,308)

Cash used for investing activities	(214,992)	(125,244)

Financing activities:
Proceeds from revolving credit facility	85,000	154,000
Payments on revolving credit facility	(20,000)	(79,000)
Proceeds from short-term loans	28,856	—
Payments on short-term loans	(31,843)	—
Net change in long-term debt	(47,908)	(53,194)
Cash dividends paid	(83,766)	(79,420)
Exercise of stock options	5,935	2,257
Other financing activities	(2,990)	(2,056)

Cash used for financing activities	(66,716)	(57,413)

Effect of exchange rate changes on cash	26,221	7,778

Net increase in cash and cash equivalents	71,444	7,047
Cash and cash equivalents, beginning of period	376,352	424,707

Cash and cash equivalents, end of period	$447,796	$431,754

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily an indication of the results that may be expected for the year ending June 30, 2011. The Condensed Consolidated Balance Sheet as of June 30, 2010 was derived from our audited consolidated financial statements for the year ended June 30, 2010. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.
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
     As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 14.
     We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $178.3 million as of March 31, 2011, including $12.5 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $24.2 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.
     Cumulative investigative and legal costs through March 31, 2011 were $15.8 million, including $11.1 million in the first nine months of fiscal 2011.

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
     Changes in the accrued severance balance are summarized as follows (in thousands):

Balance at June 30, 2010	$26,898
Cash payments	(9,390)
Non-cash related costs	1,519

Balance at September 30, 2010	$19,027
Cash payments	(2,585)
Non-cash related costs	105

Balance at December 31, 2010	$16,547
Cash payments	(2,127)
Non-cash related costs	472

Balance at March 31, 2011	$14,892

4. Acquisitions
     On January 10, 2011, we completed an asset acquisition of an active optical cable business for $24.6 million and recorded goodwill of $14.3 million. The purchase price includes contingent consideration up to $5.8 million payable through fiscal 2013 upon the seller meeting certain criteria. The purchase price allocation is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.
5. Earnings Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$68,145	$38,447	$221,532	$37,151

Basic average common shares outstanding	174,957	173,858	174,666	173,689
Effect of dilutive stock options	1,492	980	1,012	834

Diluted weighted average common shares outstanding	176,449	174,838	175,678	174,523

Earnings per share:
Basic	$0.39	$0.22	$1.27	$0.21
Diluted	$0.39	$0.22	$1.26	$0.21
     Excluded from the computations above were anti-dilutive shares of 3.3 million and 6.6 million for the three months and nine months ended March 31, 2011, respectively, compared with 6.0 million and 7.3 million for the same prior year periods.

6. Comprehensive Income
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$68,145	$38,447	$221,532	$37,151
Translation adjustments	32,710	4,849	118,721	45,379
Pension liability remeasurement	—	—	11,824	(5,831)
Unrealized investment (loss) gain	(3,058)	708	(2,268)	(2,185)

Total comprehensive income	$97,797	$44,004	$349,809	$74,514

     During the nine months ended March 31, 2011, we amended a defined benefit pension plan in the United States to close participation and freeze benefit accruals under the plan. We remeasured the pension liability, resulting in an $11.8 million reduction in the liability. During the nine months ended March 31, 2010, we recognized a pension liability remeasurement of $5.2 million related to the merger of two pension plans and $0.6 million related to a pension curtailment.
7. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Mar. 31,	June 30,
	2011	2010
Raw materials	$92,146	$86,338
Work in process	147,777	139,922
Finished goods	306,157	243,109

Total inventories	$546,080	$469,369

8. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$451	$1,990	$3,099	$5,970
Interest cost	487	2,041	2,941	6,123
Expected return on plan assets	(472)	(1,696)	(2,756)	(5,089)
Amortization of prior service cost	13	10	79	30
Recognized actuarial losses	893	57	2,679	173
Amortization of transition obligation	9	624	27	1,871
Curtailment adjustment	—	—	—	(3,849)

Benefit cost	$1,381	$3,026	$6,069	$5,229

     As discussed in Note 6, we recorded a pension remeasurement during the nine months ended March 31, 2011 resulting in an $11.8 million reduction in the liability. During the nine months ended March 31, 2010, we recorded a pension remeasurement of $5.2 million related to the merger of two pension plans and $0.6 million related to a pension curtailment. During the nine months ended March 31, 2010, we recognized a $3.8 million pension curtailment gain from the merger of two pension plans.

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$342	$271	$1,026	$813
Interest cost	617	621	1,851	1,863
Amortization of prior service cost	(516)	(516)	(1,548)	(1,548)
Recognized actuarial losses	333	175	999	525

Benefit cost	$776	$551	$2,328	$1,653

9. Debt
     Total debt consisted of the following (in thousands):

	Average
	Interest		March 31,	June 30,
	Rate	Maturity	2011	2010
Long-term debt:
U.S. Credit Facility	2.76%	2016	$165,000	$100,000
Unsecured bonds and term loans	0.77 - 1.31%	2012 - 2013	36,347	81,431
Other debt	5.92%	2013	1,202	2,003

Total long-term debt			202,549	183,434

Current portion of long-term debt and short-term borrowings:
Unsecured bonds, term loans and short-term credit lines	0.77 - 2.48%		111,870	104,359
Other short-term borrowings, including capital leases	5.92%		4,854	5,711

Total current portion of long-term debt and short-term borrowings			116,724	110,070

Total debt			$319,273	$293,504

     In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010 and September 2010, that was initially scheduled to mature in June 2012 (the “U.S. Credit Facility”). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of March 31, 2011. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of March 31, 2011, we were in compliance with these covenants and had outstanding borrowings of $165.0 million. We obtained waiver letters from the participating banks for any default of the U.S. Credit Facility arising from the unauthorized activities in Japan.
     In March 2011, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 2.48%. At March 31, 2011, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $60.7 million.
     In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to six month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At March 31, 2011, the balance of the syndicated term loan approximated $24.5 million, of which $12.3 million was current.
     In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At March 31, 2011, the outstanding balance of the unsecured bonds approximated $63.0 million, of which $38.9 million was current.

     Certain assets, including equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows (in thousands):

2012	$594
2013	36,923
2014	32
2015	—
2016	165,000

Total long-term debt obligations	$202,549

     We had available lines of credit totaling $282.3 million at March 31, 2011 expiring between 2011 and 2016.
10. Income Taxes
     The effective tax rate was 30.4% for the three months ended March 31, 2011 and 32.8% for the three months ended March 31, 2010. The effective tax rate for the nine months ended March 31, 2011 was 31.0%.
     We are subject to tax in U.S. Federal, State and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2007. The tax years 2008 through 2009 remain open to examination by all major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of March 31, 2011, there were no material interest or penalty amounts to accrue.
11. Fair Value Measurements
     The following table summarizes our financial assets and liabilities as of March 31, 2011, which are measured at fair value on a recurring basis (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale and trading securities	$32,510	$32,510	$—	$—
Derivative financial instruments, net	9,851	—	9,851	—
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
12. Derivative Instruments and Hedging Activities
     We use derivative instruments to manage our foreign exchange and commodity cost exposures. All derivative instruments are recognized at fair value in other current assets or liabilities.
Derivatives Not Designated as Hedging Instruments
     We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense). The notional amounts of the forward contracts were $202.2 million and $146.7 million at March 31, 2011 and June 30, 2010, respectively, with corresponding fair values of a $0.5 million asset at March 31, 2011 and a $1.7 million liability at June 30, 2010.
Cash Flow Hedges
     We use derivatives in the form of call options to hedge the variability of gold and copper costs. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income and reclassified to cost of sales during the period the commodity is sold. The fair values of the call options were $9.4 million and $5.4 million at March 31, 2011 and June 30, 2010, respectively.
     For the three and nine months ended March 31, 2011 and 2010, the impact to accumulated other comprehensive income and earnings from cash flow hedges follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Unrealized (loss) gain recognized in accumulated other comprehensive income	$(1,871)	$(2,110)	$1,647	$4,275
Gain reclassified into earnings	1,334	2,486	4,237	3,045
13. New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (the FASB) issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. The new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 3 fair value measurements became effective for us on January 1, 2011, but did not have a material impact on our financial statements.
14. Contingencies
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
Employment and Benefits Litigation
     In 2009, a French subsidiary of Molex, Molex Automotive SARL, decided to close a facility it operated in Villemur-sur-Tarn, France. Molex Automotive SARL submitted a social plan to Molex Automotive SARL’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by Molex Automotive SARL in 2009, which made payments to those employees until September 2010. In September 2010, 188 former employees of Molex Automotive SARL who were covered under the social plan filed suit against Molex Automotive SARL in the Toulouse Labor Court, requesting additional compensation on the basis that their dismissal was not economically justified. The total amount sought by the 188 employees from Molex Automotive SARL is approximately €25 million ($35.3 million). Molex initiated liquidation of Molex Automotive SARL, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving Molex Automotive SARL.
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
     On August 31, 2010, Mizuho Bank, which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($36.4 million), ¥5 billion ($60.7 million), ¥5 billion ($60.7 million) and ¥2 billion ($24.3 million), other loan-related expenses of approximately ¥106 million ($1.3 million) and interest and delay damages of approximately ¥1.9 billion ($22.8 million) as of March 31, 2011. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint, Mizuho filed plaintiff’s brief no.1 on December 15, 2010, Molex Japan filed defendant’s brief no.1 on February 16, 2011 and Mizuho filed plaintiff’s brief no.2 on April 20, 2011. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 2 for accounting treatment of the accrual for unauthorized activities in Japan.
     As we reported on April 29, 2011, the Securities and Exchange Commission (the SEC) has informed us that the SEC has issued a formal order of private investigation in connection with the unauthorized activities in Molex Japan Co., Ltd. We are fully cooperating with the SEC’s investigation.
15. Segments and Related Information
     Our reportable segments consist of the Connector and Custom & Electrical segments:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components, including connectors, across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

     Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:
March 31, 2011:
Net revenues from external customers	$628,367	$245,434	$730	$874,531
Income (loss) from operations	86,989	36,399	(25,077)	98,311
Depreciation & amortization	49,967	6,927	4,017	60,911
Capital expenditures	56,208	4,613	3,367	64,188

March 31, 2010:
Net revenues from external customers	$540,822	$215,103	$369	$756,294
Income (loss) from operations	57,901	34,668	(30,313)	62,256
Depreciation & amortization	47,304	8,309	3,823	59,436
Capital expenditures	52,866	2,235	1,580	56,681

For the nine months ended:
March 31, 2011:
Net revenues from external customers	$1,954,733	$717,511	$1,424	$2,673,668
Income (loss) from operations	291,551	110,969	(82,444)	320,077
Depreciation & amortization	148,172	21,337	12,207	181,716
Capital expenditures	173,193	13,393	10,329	196,915

March 31, 2010:
Net revenues from external customers	$1,564,960	$594,011	$932	$2,159,903
Income (loss) from operations	107,963	65,548	(98,659)	74,852
Depreciation & amortization	144,526	25,007	11,166	180,699
Capital expenditures	131,944	9,744	8,313	150,001
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
     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
March 31, 2011	$1,887,112	$484,782	$94,865	$2,466,759
June 30, 2010	1,720,866	437,614	100,965	2,259,445
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Mar. 31,	June 30,
	2011	2010
Segment net assets	$2,466,759	$2,259,445
Other current assets	620,452	571,520
Other non-current assets	419,760	405,613

Consolidated total assets	$3,506,971	$3,236,578

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
     Customer demand and revenue has improved significantly in fiscal 2010 and 2011 from the instability in the global economy in fiscal 2009. The stronger end market demand and release of new products increased our net revenue during the three and nine months ended March 31, 2011 compared with the prior year periods. Gross margins have improved over time due to lower costs resulting from our restructuring program. Gross margins decreased for the three month period ended March 31, 2011 compared with the prior year period primarily due to higher material costs and lower absorption from our operations in Japan. Selling, general and administrative expenses as a percent of revenue decreased during the three and nine months ended March 31, 2011 compared with the prior year periods due to higher net revenue and our lower cost structure resulting from our restructuring program and specific cost containment activities.
     On March 11, 2011, an earthquake occurred near the northeastern coast of Japan creating a tsunami that caused extensive damage. Although our operations were not materially affected, we are incurring expenses to build new equipment and address disruptions to our supply chain caused by property damage to our customers and suppliers. Business interruption, including cancelled or delayed orders and operational or logistics inefficiencies caused by disruption to our direct procurement supply chain, is still being assessed, but we do not anticipate a material adverse impact on our revenues and profits for the remainder of fiscal 2011.
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
     The markets in which we compete are highly competitive. Our financial results may be influenced by the following factors: our ability to successfully execute our business strategy; competition for customers; raw material prices; product and price competition; economic conditions in various geographic regions; foreign currency exchange rates; interest rates; changes in technology; fluctuations in customer demand; patent and intellectual property issues; availability of credit and general market liquidity; natural disasters; litigation results; and legal and regulatory developments. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems. Our sales are also dependent on end markets impacted by consumer, industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those end markets.
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
     As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 14. We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $178.3 million as of March 31, 2011, including $12.5 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $24.2 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.
     Cumulative investigative and legal costs through March 31, 2011 were $15.8 million, including $11.1 million in the first nine months of fiscal 2011.
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
     The information concerning our critical accounting policies can be found under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q. An update to one of those policies follows:

Derivative Instruments and Hedging Activities
     We use derivative instruments to manage our foreign exchange and commodity cost exposures. All derivative instruments are recognized at fair value in other current assets or liabilities.
     We use derivative instruments to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These instruments have not been designated as hedges, and the gains or losses on these derivatives, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense).
     We also use derivative instruments to hedge the variability of gold and copper costs. These instruments are designated as cash flow hedges. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income and reclassified to cost of sales during the period the commodity is sold.
     Derivative instruments may give rise to counterparty credit risk. To mitigate this risk, our counterparties are required to have investment grade credit ratings.
Results of Operations
     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the three months ended March 31 (in thousands):

		Percentage		Percentage
	2011	of Revenue	2010	of Revenue
Net revenue	$874,531	100.0%	$756,294	100.0%
Cost of sales	613,917	70.2%	520,564	68.8%

Gross profit	260,614	29.8%	235,730	31.2%

Selling, general & administrative	159,448	18.2%	156,374	20.7%
Restructuring costs and asset impairments	—	—%	9,068	1.2%
Unauthorized activities in Japan	2,855	0.4%	8,032	1.1%

Income from operations	98,311	11.2%	62,256	8.2%

Other (expense) income, net	(401)	—%	(5,019)	(0.6)%

Income before income taxes	97,910	11.2%	57,237	7.6%
Income taxes	29,765	3.4%	18,790	2.5%

Net income	$68,145	7.8%	$38,447	5.1%

     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2011	of Revenue	2010	of Revenue
Net revenue	$2,673,668	100.0%	$2,159,903	100.0%
Cost of sales	1,866,933	69.8%	1,520,218	70.4%

Gross profit	806,735	30.2%	639,685	29.6%

Selling, general & administrative	475,548	17.8%	452,108	20.9%
Restructuring costs and asset impairments	—	—%	90,596	4.2%
Unauthorized activities in Japan	11,110	0.4%	22,129	1.0%

Income from operations	320,077	12.0%	74,852	3.5%

Other income (expense), net	917	—%	(4,522)	(0.2)%

Income before income taxes	320,994	12.0%	70,330	3.3%
Income taxes	99,462	3.7%	33,179	1.6%

Net income	$221,532	8.3%	$37,151	1.7%

Net Revenue
     We sell our products in five primary markets. Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, infotech, consumer, industrial and automotive markets. Our products are used in a wide range of applications including notebook computers, computer peripheral equipment, mobile products such as smartphones and tablets, digital electronics such as cameras and flat panel display televisions, automobile engine control units and adaptive braking systems, factory robotics and diagnostic equipment.
     Net revenue increased significantly across all markets during the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 (comparable quarter) as customer demand improved over the prior year. Net revenue increased in the infotech and automotive markets during the third quarter of fiscal 2011 compared with the second quarter of fiscal 2011 (sequential quarter), but declined in the telecommunications, consumer and industrial markets. The increase (decrease) in net revenue from each market during the third quarter of fiscal 2011 compared with the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Telecommunications	14.8%	(10.1)%
Infotech	24.3	1.4
Consumer	10.1	(8.3)
Industrial	11.9	(2.6)
Automotive	16.8	7.7
     Telecommunications market net revenue increased against the comparable quarter due to increased demand for mobile products, including higher demand for smartphones and our customers’ introduction of smartphone models. Revenue declined against the sequential quarter due to seasonal decline in mobile phone business, partially offset by increased activity in networking infrastructure.

     Infotech market net revenue increased against the comparable quarter primarily due to increased content and demand for notebook computers and tablets. Infotech market net revenue increased modestly against the sequential quarter as lower demand for server products partially offset higher demand for notebook computers.
     Consumer market net revenue increased against the comparable quarter due to increased demand for our components in flat panel display televisions and gaming equipment. Revenue declined against the sequential quarter as the second quarter benefitted from consumer incentives and pre-holiday production volumes in home entertainment and gaming equipment based on our customers’ anticipation of increased consumer spending during the holiday season.
     Industrial market net revenue increased against the comparable quarter due to higher demand for semiconductor and other production equipment as our customers’ increased production to meet demand. Sequentially, industrial market net revenue decreased on lower demand for industrial instruments.
     Automotive market net revenue increased against the comparable and sequential quarters as global car sales and production have increased, as our customers increased vehicle builds to meet seasonal demand. The automotive market also benefitted from our customers increasing electronic content in automobiles, such as rear view cameras, navigational systems, mobile communication and entertainment systems and products to promote fuel efficiency.
The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Americas	25%	26%	24%	24%
Asia Pacific	60	58	62	60
Europe	15	16	14	16

Total	100%	100%	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2011
Net revenue for prior year period	$756,294	$2,159,903
Components of net revenue change:
Organic net revenue increase	93,951	467,649
Currency translation	21,850	37,868
Acquisitions	2,436	8,248

Total change in net revenue from prior year period	118,237	513,765

Net revenue for current year period	$874,531	$2,673,668

Organic net revenue increase as a percentage of net revenue from prior year period	12.4%	21.7%
     Organic net revenue increased during the three and nine months ended March 31, 2011 compared with the prior year periods as customer demand improved in all of our primary markets. We also completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011 and completed an asset purchase of a company in China during the second quarter of fiscal 2010.
     Foreign currency translation increased net revenue approximately $21.9 million and $37.9 million for the three and nine months ended March 31, 2011, respectively, principally due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended March 31, 2011			Nine Months Ended March 31, 2011
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change
Americas	$24,411	$308	$24,719	$121,551	$782	$122,333
Asia Pacific	59,895	25,062	84,957	293,299	65,863	359,162
Europe	18,029	(3,520)	14,509	62,863	(28,777)	34,086
Corporate & other	(5,948)	—	(5,948)	(1,816)	—	(1,816)

Net change	$96,387	$21,850	$118,237	$475,897	$37,868	$513,765

     The change in revenue on a local currency basis was as follows:

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2011
Americas	12.5%	23.2%
Asia Pacific	13.6	22.7
Europe	15.1	18.3

Total	12.7%	22.0%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Gross profit	$260,614	$235,730	$806,735	$639,685
Gross margin	29.8%	31.2%	30.2%	29.6%
     The increase in gross profit for the three and nine months ended March 31, 2011 was primarily due to higher revenue. Gross margins have improved over time due to lower costs resulting from our restructuring program. The improvements in gross profit and gross margin were partially offset by the impact of price erosion and material price increases. The decrease in gross margin for the three months ended March 31, 2011 compared with the prior year period was primarily due to higher material costs and lower absorption from our operations in Japan.
     A significant portion of our material cost is comprised of copper and gold. We purchased approximately 15.6 million pounds of copper and approximately 97,000 troy ounces of gold during the first three quarters of fiscal 2011. The following table shows the change in average prices related to our purchases of copper and gold for the three and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Copper (price per pound)	$4.38	$3.28	$3.77	$3.00
Gold (price per troy ounce)	1,388.00	1,110.10	1,321.00	1,057.30
     Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges reduced cost of sales by $2.2 million and $4.2 million for the three and nine months ended March 31, 2011, respectively, and reduced cost of sales by $2.5 million and $3.0 million for the three and nine months ended March 31, 2010, respectively.
     The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and nine months ended March 31 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2011
Price erosion	$(26,612)	$(86,252)
Currency translation	8,260	23,744
Currency transaction	(15,163)	(40,702)
     Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion. A significant portion of our price erosion occurred in our mobile phone connector products, which are part of our telecommunications and consumer markets.
     The increase in gross profit due to currency translation was primarily due to a stronger Japanese yen against other currencies and a general weakening of the U.S. dollar against other currencies, during the three and nine months ended March 31, 2011.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a stronger Japanese yen and a general weakening of the U.S dollar against most currencies, partially offset by a weaker euro against the U.S. dollar during the three and nine months ended March 31, 2011.
Operating Expenses
     Operating expenses were as follows as of March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Selling, general and administrative	$159,448	$156,374	$475,548	$452,108
Restructuring costs and asset impairments	—	9,068	—	90,596
Unauthorized activities in Japan	2,855	8,032	11,110	22,129

Selling, general and administrative as a percentage of revenue	18.2%	20.7%	17.8%	20.9%
     Selling, general and administrative expenses decreased as a percent of net revenue for the three and nine months ended March 31, 2011 from the comparable prior year periods due to the increased revenue and our lower cost structure resulting from our restructuring efforts and specific cost containment activities. The impact of currency translation increased selling, general, and administrative expenses approximately $5.9 million and $11.3 million for the three and nine months ended March 31, 2011, respectively, and increased selling, general, and administrative expenses approximately $4.6 million and $11.1 million for the comparable year periods.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $43.6 million, or 5.0% of net revenue and $126.3 million, or 4.7% of net revenue, for the three and nine months ended March 31, 2011, respectively, compared with $39.9 million, or 5.3% of net revenue and $113.1 million, or 5.2% of net revenue, for the comparable prior year periods.
     Net restructuring costs decreased $9.1 million and $90.6 million during the three and nine months ended March 31, 2011, compared with the comparable prior year periods, as we concluded our restructuring program. Net restructuring costs during the three months ended March 31, 2010 were $9.1 million, consisting of $0.1 million in asset impairments and $9.0 million for employee termination benefits. Net restructuring costs during the nine months ended March 31, 2010 were $90.6 million, consisting of $20.1 million in asset impairments and $70.5 million for employee termination benefits. The cumulative expense of our restructuring program was $314.8 million with estimated annual savings of approximately $205.0 million.
     Unauthorized activities in Japan for the three and nine months ended March 31, 2011 represent investigative and legal fees. See Note 2 of the “Notes to Condensed Consolidated Financial Statements.”
Other (Expense) Income
     Other (expense) income consists primarily of net interest income, investment income and currency exchange gains or losses. Interest expense and foreign currency losses principally offset investment income for the three and nine months ended March 31, 2011, respectively, compared with net expenses of $5.0 million and $4.5 million for the three and nine months ended March 31, 2010, respectively. The net expenses during the three and nine months ended March 31, 2010 was primarily related to foreign currency exchange losses resulting from weakening of the U.S. dollar against most currencies, partially offset by investment income and a stronger Japanese yen against other currencies.

Effective Tax Rate
     The effective tax rate was 30.4% for the three months ended March 31, 2011. During the three months ended March 31, 2011, we recorded income tax expense of $29.8 million.
     The effective tax rate was 32.8% for the three months ended March 31, 2010, reflecting the impact of income tax expense recognized due to the passage of the Federal health care legislation which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D.
Backlog
     Our order backlog on March 31, 2011 was approximately $425.4 million compared with order backlog of $422.2 million at March 31, 2010. Orders for the three months ended March 31, 2011 were $880.3 million compared with $838.0 million for the prior year period, representing the increase in customer demand during fiscal 2011. Orders during the three months ended March 31, 2011 were consistent with the first and second quarters of fiscal 2011 and improved in all of our primary markets compared with the prior year period, except for the consumer market which decreased 4.0% over the prior year period.
Segments
     The following table sets forth information on net revenue by segment as of the three months ended March 31 (in thousands):

		Percentage		Percentage
	2011	of Revenue	2010	of Revenue
Connector	$628,367	71.9%	$540,822	71.5%
Custom & Electrical	245,434	28.0	215,103	28.4
Corporate & Other	730	0.1	369	0.1

Total	$874,531	100.0%	$756,294	100.0%

     The following table sets forth information on net revenue by segment as of the nine months ended March 31 (in thousands):

		Percentage		Percentage
	2011	of Revenue	2010	of Revenue
Connector	$1,954,733	73.1%	$1,564,960	72.5%
Custom & Electrical	717,511	26.8	594,011	27.5
Corporate & Other	1,424	0.1	932	—

Total	$2,673,668	100.0%	$2,159,903	100.0%

Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2011
Net revenue for prior year period	$540,822	$1,564,960
Components of net revenue change:
Organic net revenue increase	68,876	352,162
Currency translation	18,669	37,611

Total change in net revenue from prior year period	87,545	389,773

Net revenue for current year period	$628,367	$1,954,733

Organic net revenue increase as a percentage of net revenue for prior year period	12.7%	22.5%
     The Connector segment sells primarily to the telecommunication, infotech, consumer and automotive markets. Segment net revenue increased in the three and nine months ended March 31, 2011 compared with the prior year periods as net revenue increased in all of the Connector segment’s primary markets, partially offset by price erosion, which is generally higher in the Connector segment compared with our other segment. Currency translation favorably impacted net revenue by $18.7 million and $37.6 million for the three and nine months ended March 31, 2011, respectively.
     The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income from operations	$86,989	$57,901	$291,551	$107,963
Operating margin	13.8%	10.7%	14.9%	6.9%
     Connector segment income from operations increased compared with the prior year periods primarily due to increased revenue and the completion of our restructuring program on June 30, 2010. Restructuring charges for the three and nine months ended March 31, 2010 were $6.6 million and $75.6 million, respectively. Gross margins were positively affected by higher absorption from increased production and lower costs from our restructuring program, which has improved margins over time. Connector segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2011 due to savings from restructuring and specific cost containment actions. Selling, general and administrative expenses as a percent of net revenue were 14.7% and 14.1% for the three and nine months ended March 31, 2011, compared with 16.7% and 16.6% for the same prior year periods, due primarily to increased revenue, savings from restructuring and specific cost containment actions.

Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2011
Net revenue for prior year period	$215,103	$594,011
Components of net revenue change:
Organic net revenue increase	24,708	114,992
Currency translation	3,187	260
Acquisitions	2,436	8,248

Total change in net revenue from prior year period	30,331	123,500

Net revenue for current year period	$245,434	$717,511

Organic net revenue increase as a percentage of net revenue for prior year period	11.5%	19.4%
     The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment net revenue increased in the three and nine months ended March 31, 2011 compared with the prior year periods due to increased demand in all of the segment’s primary markets. We also completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011 and completed an asset purchase of a company in China during the second quarter of fiscal 2010.
     The following table provides information on income from operations and operating margins for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income from operations	$36,191	$34,668	$110,762	$65,548
Operating margin	14.7%	16.1%	15.4%	11.0%
     Custom & Electrical segment income from operations increased compared with the prior year periods primarily due to increased revenue and the completion of our restructuring program on June 30, 2010. Restructuring charges for the three and nine months ended March 31, 2010 were $2.5 million and $10.7 million, respectively. Gross margins were positively affected by higher absorption and lower costs from our restructuring program, which has improved margins over time. Selling, general and administrative expenses as a percent of net revenue were 17.6% and 17.8% for the three and nine months ended March 31, 2011, respectively, compared with 19.7% and 20.9% for the same prior year periods, due primarily to increased revenue, savings from restructuring and specific cost containment actions.
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
Financial Condition and Liquidity
     We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $468.2 million and $394.9 million at March 31, 2011 and June 30, 2010, respectively, of which $446.5 million was in non-U.S. accounts as of March 31, 2011. Transferring cash, cash equivalents, or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions.
     In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010 and September 2010, that was initially scheduled to mature in June 2012 (the “U.S. Credit Facility”). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016.
     Total debt including obligations under capital leases totaled $319.3 million and $293.5 million at March 31, 2011 and June 30, 2010, respectively. We had available lines of credit totaling $282.3 million at March 31, 2011, including a $350.0 million unsecured, five-year revolving credit facility with $185.0 million available as of March 31, 2011. The credit facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of March 31, 2011, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements in Japan totaling ¥12.2 billion ($148.2 million) as of March 31, 2011, with weighted average fixed interest rates of 1.5%. See Note 9 of the “Notes to the Condensed Consolidated Financial Statements.”
Cash Flows
     Our cash balance increased $71.4 million during the nine months ended March 31, 2011. Our primary sources of cash were operating cash flows of $326.9 million and $65.0 million in net borrowings against the credit facility. We used capital during the period to fund capital expenditures of $196.9 million and pay dividends of $83.8 million. The translation of our cash to U.S. dollars increased our cash balance by $26.2 million as compared with the balance as of June 30, 2010.
Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	March 31,
	2011	2010
Cash provided from operating activities	$326,931	$181,926
Cash used for investing activities	(214,992)	(125,244)
Cash used for financing activities	(66,716)	(57,413)
Effect of exchange rate changes on cash	26,221	7,778

Net increase in cash	$71,444	$7,047

Operating Activities
     Cash provided from operating activities increased by $145.0 million from the prior year period due mainly to an increase in net income in the current period. Working capital needs increased $105.1 million and $113.7 million for the nine months ended March 31, 2011 and 2010, respectively, as inventory production increased due to customer demand and the conversion from air shipment to sea shipment resulting in increased inventory in our supply chain. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of March 31, 2011 was $14.9 million, which we expect to reduce through cash outlays during fiscal 2011 and fiscal 2012.
Investing Activities
     Cash used for investing activities increased by $89.7 million from the prior year period due mainly to a $46.9 million increase in capital expenditures and a $41.7 million decrease in net proceeds from the sale of marketable securities. Capital expenditures were $196.9 million for the nine months ended March 31, 2011 compared with $150.0 million in the prior year period. Proceeds from the sales of marketable securities were $5.6 million for the nine months ended March 31, 2011 compared with $47.3 million in the prior year period. Cash used for acquisitions was $18.8 million for the nine months ended March 31, 2011 compared with $10.1 million in the prior year period.
Financing Activities
     Cash used for financing activities increased $9.3 million during the nine months ended March 31, 2011, as compared with the prior year period primarily due to the increase in our quarterly cash dividend and lower net borrowings.
     We increased our quarterly cash dividend to $0.1750 per share, an increase of 14.8% from the previous cash dividend of $0.1525 per share during the nine months ended March 31, 2011. The increase was effective to shareholders of record on December 31, 2010.
     Net borrowings against our $350.0 million unsecured, five-year revolving credit facility during the nine months ended March 31, 2011 were $65.0 million compared to $75.0 million in the prior year period. Total borrowings against the credit facility were $165.0 million as of March 31, 2011.
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
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, beliefs, and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,”

“assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010 (Form 10-K). You should carefully consider the risks described in our Form 10-K and Form 10-Q. Such risks are not the only ones we are facing. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
     We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, the ability to realize cost savings from restructuring activities, unauthorized activities in Japan, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, competitive strengths, natural disasters and legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 12 to our Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at March 31, 2011 and June 30, 2010.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 12 to our Condensed Consolidated Financial Statements for discussion of derivative instruments in use at March 31, 2011 and June 30, 2010.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $37.9 million and increased income from operations of $12.8 million for the nine months ended March 31, 2011, compared with the estimated results for the comparable period in the prior year.
     Our $20.4 million of marketable securities at March 31, 2011 are principally invested in time deposits.

     Interest rate exposure is generally limited to our marketable securities, five-year unsecured credit facility and syndicated term loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $165.0 million outstanding on our $350.0 million credit facility with an interest rate of approximately 2.76% at March 31, 2011.
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
Internal Control Over Financial Reporting
     During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1. Legal Proceedings
     Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 14 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
     Our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. An update to one of those risk factors follows:
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
     On March 11, 2011, an earthquake occurred near the northeastern coast of Japan creating a tsunami that caused extensive damage. Thus far, our operations have not been materially affected. However, the long-term consequences of the disasters to our operations and the overall Japanese economy remain unclear.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2011 were as follows (in thousands, except price per share data):

Total Number
of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
January 1 — January 31
Common Stock	—	$—	—
Class A Common Stock	473	$20.25	—
February 1 — February 28
Common Stock	—	$—	—
Class A Common Stock	95,523	$22.31	—
March 1 — March 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—

Total	95,996	$22.30	—

     The shares purchased represent exercises of employee stock options.

Item 6. Exhibits

Number	Description
3.2	By-Laws of Molex Incorporated, as amended and restated on January 28, 2011. Incorporated by reference to Exhibit 3.2 to our Form 8-K filed on February 3, 2011 (File No. 000-07491).

10.1	Amendment No. 2 to Credit Agreement dated March 25, 2011 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 30, 2011 (File No. 000-07491).

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date: May 3, 2011	/S/ DAVID D. JOHNSON
David D. Johnson Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)