Form 10-K
period 2011-06-30
MOLEX INC
filed 2011-08-05
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
Registrant’s telephone number, including area code:
(630) 969-4550

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $0.05 Class A Common Stock, par value $0.05	The Nasdaq Stock Market, LLC The Nasdaq Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.4 billion (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2010).

On July 27, 2011, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	79,714,591
Class B Common Stock	94,255

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 28, 2011, are incorporated by reference into Part III of this annual report on Form 10-K.

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

We are one of the world’s largest manufacturers of electronic connectors in terms of net revenue. Our net revenue was $3.6 billion for fiscal 2011. We operated 39 manufacturing locations in 16 countries, and employed 33,613 people worldwide as of June 30, 2011.

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

The Connector Industry

The global connector industry is estimated to represent approximately $45 billion in net revenue for calendar year 2010 and is a highly competitive industry. The industry has grown at a compounded annual rate of 5.2% over the past 20 years.

The connector industry is characterized by rapid advances in technology and new product development. These advances have been substantially driven by the increased functionality of applications in which our products are used. There is a constant demand for new product solutions and innovations in the technology industry. Our product life cycles tend to mirror the life span of our customers’ products although many of our products are designed into subsequent applications. Consumer and mobile products have relatively short product life cycles while automotive and industrial products are typically longer.

Industry trends that we deem particularly relevant include:

•	Globalization. Synergistic opportunities exist for the industry to design, manufacture and sell electronic products in different countries around the world in an efficient and seamless process. For example, our customers’ products may be designed in Japan, manufactured in China and sold in multiple geographies.

•	Convergence of products. Traditionally separate products developed for consumer electronics, infotech and telecommunications markets are converging, resulting in electronic devices offering broad-based functionality.

•	Increasing electronics content. Consumer demand for advanced product features, convenience and connectivity is increasing electronic content in end devices. For example, electronic content in automobiles is increasing due to advances in infotainment, telematics and safety systems.

•	Increasing storage and bandwidth requirements. The global demand and use of streaming information such as audio and video require electronic components to have increased storage capacity and high-speed retrieval capabilities. Increasing internet traffic is taxing existing network infrastructure, resulting in equipment upgrades and capacity additions.

•	Product size reduction. High-density, micro-miniature technologies originally developed for consumer product applications are expanding to markets such as infotech and telecommunications, leading to smaller devices and greater mobility.

•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines and a strong financial position for the majority of their connector requirements.

•	Price erosion. Due to rapidly evolving innovation in the technology industry, our customers’ experience pressure to reduce their prices to meet consumer expectations. As a result, component suppliers are generally expected to lower prices.

•	Competitive market. There are a large number of competitors in the connector industry increasing the level of competition worldwide. We believe that the 10 largest connector suppliers, as measured by net revenue, represent approximately 54% of the worldwide market and exhibit a faster growth rate than their smaller competitors.

•	Rising commodity prices. Commodity prices continue to increase and affect gross margin.

Markets and Products

The approximate percentage of our net revenue by market for fiscal 2011 is summarized below:

	Percentage of Fiscal 2011	Primary End Use Products
Markets	Net Revenue	Supported by Molex
Telecommunications	25%	Mobile phones and devices, networking equipment, switches and transmission equipment

Infotech	23%	Desktop, tablet and notebook computers, peripheral equipment, servers and storage

Consumer	19%	Digital electronics, cameras, flat panel display, plasma and LCD televisions, electronic games and major appliances

Industrial	15%	Factory automation, robotics, machine tool, complex machine builder, device manufacturers (sensors & valves) and electrical lighting and cables

Automotive	15%	Powertrain, body electronics, safety electronics, sensors, infotainment, telematics and other automotive electronics

Other (includes Medical, Military and Aerospace)	3%	Electronic and electrical devices for a variety of products

Telecommunications.  In the telecommunications market, we believe our key strengths include high-speed optical signal product lines, backplane connector systems and power distribution products. For mobile phones, we provide micro-miniature connectors, SIM and SD card sockets, keypads, electromechanical subassemblies and internal antennas and subsystems.

We released several new products for the telecommunications market in fiscal 2011:

•	SlimStacktm 0.40mm B-to-B connectors, 0.70mm height, high retention are ideal for tight packaging applications such as mobile phones;

•	SlimStacktm 0.40mm (.016”) connectors offer the industry’s widest selection of low profile, ultra-narrow-width connectors in various stack heights for space savings and design flexibility;

•	On-ground antennas, 2.4 GHz, SMD, are the smallest on-ground antenna of its kind, require no ground clearance and save space on printed circuit boards(PCB);

•	Magnetic Jacks: Gigabit and Gigabit PoE+-Enabled are modular jacks, available in single-port and multi-port versions, to simplify customer board layouts by reducing the components required and support a wide variety of applications; and

•	Standalone antennas, 2.4/5 GHz, combine ground-plane-independent design with high-radiation efficiency to provide better connectivity and reduced development time for wireless devices.

Infotech.  In the infotech market, our key strengths include our high-speed signal product line, storage input/output (I/O) products, standards committee leadership, global coordination and strong relationships with OEMs, contract manufacturers and original design manufacturers.

We manufacture power, optical and signal connectors and cables for fast end-to-end data transfer, linking disk drives, controllers, servers, switches and storage enclosures. For example, our family of small form-factor pluggable products offer end-users both fiber optic and copper connectivity and more efficient storage area network management. Our ongoing involvement in industry committees contributes to the development of new standards for the connectors and cables that transport data.

We hold a strong position with the connectors used in servers, the segment of this market that accounts for the largest volume of connector purchases. We offer a large variety of products for power distribution, signal integrity, processor and memory applications. We are also a leading designer in the industry for storage devices.

We participate in the tablet market with a wide range of customers, largely using products developed for mobile phones and smartphones.

We released several new products for the infotech market in fiscal 2011:

•	QSFP+ Interconnect System and Active Optical Cable Assemblies are part of a highly-integrated system that combines optimal real estate, power and port density and achieve 40 Gbps data rates over long reaches up to 4km;

•	iPass+tm High-Speed Channel (HSC) CXP Copper and Optical Systems achieve rates up to 120 Gbps of pluggable data over 12 lanes in one assembly, meeting the new industry-leading 100 Gigabit Ethernet specification and providing a path to future terabit networks;

•	EXTreme Ten60Powertm Hybrid Power and Signal Connectors are a new generation, high-current power and signal connectors providing up to 260.0A per inch of current in a low-profile housing; and

•	PCI Express Mini-Card Connectors are ultra-low-profile with an extensive range of top-mount, right-angle variants to target very-low to high-profile height applications in next-generation communication devices.

Consumer.  In the consumer market, we believe our key strengths include micro-miniature connector engineering and manufacturing capabilities, breadth of our high wattage product line and cable and wire application equipment.

We design and manufacture many of the world’s smallest connectors for home and portable audio, digital still and video cameras, DVD players and recorders, as well as devices that combine multiple functions. Our micro-miniature products support customer needs for increased power, speed and functionality, but with decreased weight and space requirements. We provide industry leadership with advanced interconnection products that help enhance the performance of video and still cameras, DVD players, portable music players, PDAs and hybrid devices that combine multiple capabilities into a single unit.

We are a leading connector source and preferred supplier to some of the world’s largest computer game makers. In addition, we provide components for gaming machines.

We released several new products for the consumer market in fiscal 2011 including:

•	Flexi-Matetm 3.70mm B-to-B and W-to-B Connector Systems provide a full range of both board-to-board and wire-to-board solutions designed to meet the backlighting needs of LED TVs and room lighting applications;

•	Evalditm Earphones combine leading-edge acoustic concepts with precision manufacturing techniques to provide a comfortable high-fidelity sound experience;

•	FPC 0.30mm Connectors, Dual Contact, 1.15mm height, are microminiature SMT FFC/FPC connectors with features to meet a wide variety of space and application-specific needs; and

•	Premo-Flextm FFC Jumpers for High-Temp Applications have high-temperature ratings up to +105°C and are available in a variety of pitches to deliver flexible solutions between PCBs for virtually any industry.

Industrial.  In the industrial market, we believe our key strengths include our circular ruggedized connector expertise, industrial communications and networking technology, breadth of our power and signal product lines, distribution partnerships and global presence.

Our extensive industrial product line includes network interface cards, software for industrial networks and custom or industry standard cord sets. We offer a complete line of Woodhead® electrical solutions designed to support optimal worker safety and performance for today’s harsh duty environments. Our industry-leading solutions range from portable lighting to power distribution supporting the needs of industries such as commercial construction, utility, petrochemical and food and beverage. In addition, we offer I/O connectors deployed in a variety of industrial production equipment on the factory floor, including:

•	Automated assembly equipment;

•	Conveyors and material handling equipment;

•	Packaging equipment; and

•	Pick-and-place robots.

We released several new products for the industrial market in fiscal 2011:

•	Brad® Micro-Change® Circular Hybrid Technology (CHT) connectors are IP67-sealed M12 connectors with innovative wrap-around shielding that combines Cat5e data speed with power lines for excellent signal integrity and optimal performance while reducing cabling requirements and installation costs in harsh industrial applications;

•	SolarSpectm DC Connectors and Cable are rugged and durable, IP67-sealed, with simple snap-lock mating and an internal locking mechanism for superior safety, designed for direct connection to solar junction boxes, field installations and photovoltaic grid wiring and deliver quality and value to module manufacturers, installers and distributors;

•	Multi-Drop Sealed Connector and Cable Systems feature rugged IP66 and IP67 interface seals using field-termination cable-pierce technology to offer a simple, free-form, pluggable connector string for internal and external data/signal and power applications; and

•	DeviceNet Passive Multi-Port Distribution Block is designed to be a low-cost, real time, device level bus architecture that connects sensors and actuators to simplify the wiring and installation of automation devices while enhancing the diagnostic information about the various I/O of the system.

Automotive.  In the automotive market, we believe our strengths include our wide range of products and extensive research and development capabilities that include rapid prototyping and high volume production support. Our automotive products are designed for every system in today’s connected vehicle: infotainment and navigation, powertrain, safety and chassis and body electronics.

In addition to advanced electronics, we provide standard product offerings such as HSAutoLinktm, MX150tm, STAC64tm, CMC, MX123tm and Squib.

We released several new products for the automotive market in fiscal 2011:

•	HSAutoLinktm Cable Assemblies leverage high-speed cable technology and adapt to needs of the emerging segment of the “Connected Vehicle” (Vehicle to Vehicle communications, Infotainment and Telematics);

•	CMX Sealed Connectors are designed to perform in extreme transportation applications and feature sophisticated, interfacial-seal protection to ensure ultimate sealing performance before, during and after the harness assembly process; and

•	MX150tm Sealed Panel-Mount Connectors feature a gasket seal to meet IP6K7 and IP6K9K sealing requirements and are mounted from the inside-out of the module to allow for quicker installation into the vehicle.

Other.  Medical electronics is a growing market for our connectors, switch and assembly products. We provide both connectors and custom integrated systems for diagnostic and therapeutic equipment used in hospitals, including x-ray, magnetic resonance imaging and dialysis machines. Military electronics is also one of our focus markets. There is a range of electronic applications for our products in the commercial-off-the-shelf segment of this market. Products originally developed for the infotech, telecommunications and automotive markets are used in an increasing number of military applications. We are also expanding into non-connector markets, such as Solid State Lighting. Our Solid State Lighting business focuses on producing the first plug-and-play sustainable solid state lighting module to integrate high-efficiency precision lighting with an easy-to-use socketed solution.

We released several new products for these other markets in fiscal 2011:

•	MediSpectm MID/LDS Capabilities combine advanced MID technology with LDS antenna expertise to deliver integrated fine-pitch 3D circuitry with shielding in a single molded device for high-density medical devices and other applications.

•	Expanded Beam MT Interconnects increase optical transmission reliability in high-performance applications such as medical and data communication equipment; and LED Array Holders simplify the LED installation process and are ideal for OEM light-fixture manufacturers.

Business Objectives and Strategies

One of our primary business objectives is to develop or improve our leadership position in each of our core interconnect solution markets by increasing our overall position as a preferred supplier and improving our competitiveness on a global scale.

We believe that our success in achieving industry-leading net revenue growth throughout our history is the result of the following key strengths:

•	Broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	Strong intellectual property portfolio that underlies many key products;

•	High product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	Strong technical collaboration with customers;

•	Extensive experience with advanced development, engineering, and new product development processes;

•	Broad geographical presence in developed and developing markets;

•	Continuous effort to develop an efficient, low-cost manufacturing footprint; and

•	A broad range of products both for specific applications and for general consumption.

We intend to serve our customers and achieve our objectives by continuing to focus on the following strategies:

•	Concentrate on core markets. We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for 72 years. We are a principal supplier of connector components to the telecommunications, infotech, consumer, industrial and automotive electronics markets.

•	Grow through the development and release of new products. We invest strategically in the tools and resources to develop and market new products and to expand existing product lines through innovation. New products are essential to enable our customers to advance their solutions and their market leadership positions.

•	Strategic investments in selected adjacencies. We continuously review and prioritize opportunities for adjacent markets for our technologies. A subset of these are becoming priorities for us and are pursued to expand our available market.

•	Optimize manufacturing and supply chain. We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure that our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•	Leverage financial strength. We use our expected cash flow from operations and strong balance sheet to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements. We invested approximately 7% and 5% of fiscal 2011 net revenue in capital expenditures and research and development activities, respectively.

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

Competition

We compete with many companies in each of our product categories and global industries. These competitors include Amphenol Corporation, Framatome Connectors International, Hirose Electronic Co., Ltd, Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and TE Connectivity Ltd. We also compete with a significant number of smaller competitors who compete in specific geographies and industries. The identity and significance of competitors may change over time. We believe that the 10 largest connector suppliers, as measured by net revenue, represent approximately 54% of the worldwide market in terms of net revenue. Many of these companies offer products in some, but not all, of the markets and regions we serve.

Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. We also compete on the basis of customer service. Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.

Customers and Sales Channels

We sell products directly to OEMs, contract manufacturers and distributors. Our customer base includes global companies and no single customer accounted for more than 10% of our net revenue in fiscal 2011, 2010 or 2009.

Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers. We are engaged in significant operations in foreign countries. Our net revenue originating outside the United States based on shipping point to the customer was approximately 76% in fiscal 2011.

In fiscal 2011, the approximate share of net revenue by geographic region follows:

•	62% of net revenue originated in Asia-Pacific (China, including Hong Kong and Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and Thailand). Approximately 32% and 16% of net revenue in fiscal 2011 was derived from operations in China and Japan, respectively.

•	24% of net revenue originated in the Americas.

•	14% of net revenue originated in Europe.

Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors.

We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide. To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 27% of our net revenue in fiscal 2011.

We seek to provide each customer one-to-one service tailored to their business needs. Our engineers work collaboratively with customers to develop products for specific applications. We provide customers the benefit of state-of-the-art technology for engineering, design and prototyping, supported by development centers throughout the world. In addition, most customers have a single Molex customer service contact and a specific field salesperson to provide technical product and application expertise.

Our sales force around the world has access to our customer relationship management database and our global information system to provide 24/7 visibility on orders, pricing, contracts, shipping, inventory and customer programs. We offer a self-service environment for our customers through our web site at www.molex.com, so that customers can access our entire product line, download drawings or 3D models, obtain price quotes, order samples and track delivery.

Information regarding our operations by reporting segment appears in Note 21 of the Notes to Consolidated Financial Statements.

Research and Development

We remain committed to investing in world-class technology development, particularly in the design and manufacture of connectors and interconnect systems. Our research and development activities are directed toward developing technology innovations, primarily high-speed signal integrity, miniaturization, higher power delivery, optical signal delivery and sealed harsh environment connectors that we believe will deliver the next generation of products. We continue to invest in new manufacturing processes improve, existing products and reduce costs. We believe that we are well positioned in the technology industry to help drive innovation and promote industry standards that will yield innovative and improved products for customers.

We incurred total research and development costs of $170.1 million in fiscal 2011, $154.0 million in fiscal 2010 and $159.2 million in fiscal 2009. We believe this investment, approximating 4.7% of net revenue, is among the highest level relative to the largest participants in the industry and helps us achieve a competitive advantage.

We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Our engineers are active in many of these committees, helping give us a voice in shaping the technologies of the future. In fiscal 2011, we commercialized approximately 227 new products and received 370 patents.

We perform a majority of our design and development of connector products in the United States and Japan, but have additional product development capabilities in various locations, including China, Germany, India, Ireland, Korea and Singapore.

Manufacturing

Our core manufacturing expertise includes molding, stamping, plating and assembly operations. We use state of the art plastic injection molding machines and metal stamping and forming presses. We have created new processes to meet the ongoing challenge of manufacturing smaller connectors. We have also developed proprietary plated plastic technology, which provides excellent shielding performance while eliminating secondary manufacturing processes in applications such as mobile phone antennas.

We also have expertise in printed circuit card, flexible circuit and harness assembly for our integrated products operations, which build devices that leverage our connector content. We operate low-cost manufacturing centers in China, India, Malaysia, Mexico, Poland, Philippines, Thailand and Vietnam to reduce our manufacturing costs and align our footprint with our customers’ needs.

Continuous improvements achieved through a global lean/six sigma program have reduced our manufacturing costs and improved our quality and delivery. A trend of fewer but larger factories, such as our one million square foot facility in Chengdu, China, provides increasing economies of scale and efficiencies.

Raw Materials

The principal raw materials that we purchase for the manufacture of our products include plastic resins for molding, metal alloys (primarily copper based) for stamping and gold and palladium salts for use in the plating process. We also purchase molded and stamped components and connector assemblies. Most materials and components used in our products are available from several sources. To achieve economies of scale, we concentrate purchases from a limited number of suppliers, and therefore in the short term may be dependent upon certain suppliers to meet performance and quality specifications and delivery schedules. We use financial instruments to hedge the volatility of commodity material costs. We anticipate that our raw material expenditures as a percentage of sales may increase due to growth in our integrated products business and increases in certain commodity costs.

Backlog

The backlog of unfilled orders at June 30, 2011 was approximately $418.5 million compared with backlog of $473.0 million at June 30, 2010. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.

Employees

As of June 30, 2011, we had approximately 33,000 people working for us worldwide. Approximately 75% of these people were located in low labor cost countries. We believe that we have strong relations with our employees.

Acquisitions and Investments

Our strategy to provide a broad range of connectors requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the connector industry and the specialized expertise required in different markets make it difficult for a single company to organically develop all of the required products. Though a significant majority of our growth has come from internally developed products, we will seek to make future acquisitions or investments where we believe we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Information regarding our acquisitions appears in Note 5 of the Notes to Consolidated Financial Statements.

Intellectual Property

Patents, trade secrets and trademarks and other proprietary rights (collectively, Intellectual Property) are important to our business. We own an extensive portfolio of U.S. and foreign patents and trademarks. In addition, we are a licensee of various third-party patents and trademarks. We review third-party Intellectual Property in an effort to avoid infringements of third-party Intellectual Property rights and to identify desirable third-party Intellectual Property rights to license to advance our business objectives. We also review our competitors’ products to identify infringements of our Intellectual Property rights and to identify licensing opportunities for our Intellectual Property rights. We believe that our Intellectual Property is important to our business, but do not consider ourselves materially dependent upon any particular piece of Intellectual Property.

Environmental, Health & Safety (EHS) Matters

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

The manufacture, assembly and testing of our products are subject to a broad array of laws and regulations, including restrictions on the use of hazardous materials. We have a program for compliance with the European Union Restriction on Certain Hazardous Substances Directive (RoHS) and similar laws.

Executive Officers

Our executive officers as of July 29, 2011 are set forth in the table below.

	Positions Held with Registrant		Year
Name	During the Last Five Years	Age	Employed

Frederick A. Krehbiel(a)	Co-Chairman (1999-present); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	70	1965(b	)
John H. Krehbiel, Jr.(a)	Co-Chairman (1999-present); Co-Chief Executive Officer (1999-2001).	74	1959(b	)
Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-present); President and Chief Operating Officer (2001-2005).	56	1976
Liam McCarthy	President and Chief Operating Officer (2005-present); Vice President of Operations, Europe (2000-2005).	55	1976
David D. Johnson	Executive Vice President, Treasurer and Chief Financial Officer (2005-present).	55	2005
Graham C. Brock	Executive Vice President (2005-present) and President, Global Sales & Marketing (2006-present) and Regional President, Europe (2005).	57	1976
James E. Fleischhacker	Executive Vice President (2001-present); President, Global Commercial Products Division (2009-present); President, Global Transportation Products Division (2007-2009).	67	1984
Katsumi Hirokawa	Executive Vice President (2005-present) and President, Global Micro Products Division (2007-present); Vice President and President, Asia-Pacific North (2005-2007).	64	1995
J. Michael Nauman	Executive Vice President and President, Global Integrated Products Division (2009-present); Senior Vice President and President, Global Integrated Products Division (2007-2009); President, Integrated Products Division, Americas Region (2005-2007).	49	1994
Gary J. Matula	Senior Vice President, Information Systems and Chief Information Officer (2008-present); Vice President, Information Systems and Chief Information Officer (2004-2008).	56	1984
Ana G. Rodriguez	Senior Vice President, Global Human Resources (2008-present); Vice President, Co-General Counsel and Secretary (2007-2008); Secretary (2006).	43	2005

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

Available Information

We file with the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at www.molex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.

Item 1A.	Risk Factors

Forward-looking Statements

This Annual Report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “potential,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below.

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to them at the time the statements are made. We caution that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, competitive strengths and legal and investigative proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

Our business and operating results have been and will continue to be affected by global economic conditions. As global economic conditions deteriorate or economic uncertainty increases, our customers or potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEM’s in the telecommunications, infotech, automotive, consumer and industrial markets. These industries are subject to rapid technological change, vigorous competition and short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected.

For example, the telecommunications market, which accounted for approximately 25% of our net revenue in fiscal 2011, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. The infotech market, which accounted for 23% of our net revenue in fiscal 2011, has fluctuated seasonally and is subject to variations in enterprise spending depending on current economic and credit conditions. Periodic downturns in our customers’ industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. In the last three years, we have experienced annual price erosion averaging from 3% to 4%. In order to maintain our margins, we must continue to reduce our costs by similar amounts. Continuing pressures to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

We face rising costs of commodity materials.

The cost and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connector assemblies, is critical to our success. The price of many of these raw materials, including copper and gold, has increased in recent years, and continues to fluctuate. Gold, which made up approximately 14% of our material cost in fiscal 2011, has increased in price approximately 56% since 2009. In addition, many of these commodity materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins if we are unable to pass such increased costs through to our customers. Some of our competitors may be less dependent on these commodity materials and have less exposure to these volatile commodity costs. Our results of operations, financial condition and cash flows may be materially and adversely affected if we have difficulty obtaining these commodity materials, the quality of available commodity materials deteriorates, or there are continued significant price increases for these commodity materials. We use financial instruments to hedge the volatility of commodity material costs. The success of our hedging program depends on accurate forecast of transaction activity in the various commodity materials. We could experience unanticipated commodity materials or hedge gains or losses if these forecasts are inaccurate during periods of volatility.

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

We are dependent on new products.

We expect that a significant portion of our future net revenue will continue to be derived from sales of newly introduced products. Rapidly changing technology, evolving industry standards and changes in customer needs characterize the market for our products. If we fail to modify or improve our products in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make investments in research and development in order to continue to develop timely new products, enhance existing products and achieve market acceptance for such products. As a result of our need to make these investments in research and development, our operating results could be materially affected if our net revenue falls below expectations. Moreover, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

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

We face manufacturing challenges.

The volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; and consolidations among or acquisitions of customers. Due in part to these factors, many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer order with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.

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

We rely on third-party suppliers for the components used in our products, and we rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial condition, and cash flows could be adversely affected if our third-party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party suppliers fail to deliver products, parts, and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.

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

Sales through independent distributors accounted for approximately 27% of our net revenue in fiscal 2011. Although we have entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon written notice. The distributors are not within our control, are not obligated to purchase products from us, and may also sell other lines of products. We do not assure you that these distributors will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of our products by the distributors would lead to reduced sales and could materially adversely affect our financial condition, results of operations and business. Selling through indirect channels such as distributors may limit our contact with the ultimate customers and our ability to assure customer satisfaction.

We face industry consolidation.

Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become increasingly concentrated in recent years, including the telecommunications, infotech, automotive and consumer electronics industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, and they may be able to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

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

For fiscal year 2011, approximately 76% of our net revenue came from international sales, including 32% and 16% in China and Japan, respectively. In addition, a significant portion of our operations consists of manufacturing activities outside of the United States, including approximately 26% and 20% in China and Japan, respectively. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries, including China where we do business. Additionally, we face the following risks:

•	International business conditions including the relationships between the United States and other governments;

•	Unexpected changes in laws, regulations, trade, monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the United States and other foreign countries;

•	Tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	Difficulties in staffing and management;

•	Language and cultural barriers, including those related to employment regulation;

•	Disruption of our supply chain as a result of natural disasters; and

•	Potentially adverse tax consequences.

We are exposed to fluctuations in currency exchange rates.

We face substantial exposure to movements in non-U.S. currency exchange rates because a significant portion of our business is conducted outside the United States. This may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective. Approximately 61% of our net revenue for fiscal year 2011 was invoiced in currencies other than the U.S. dollar, and we expect net revenue and manufacturing costs from non-U.S. markets to continue to represent a significant portion of our operating results. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international net revenue and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance. We mitigate our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. To reduce our exposure to fluctuations in currency exchange rates when natural hedges are not effective, we may use financial instruments to hedge U.S. dollar and other currency commitments and cash flows arising from trade accounts receivable, trade accounts payable and fixed purchase obligations.

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

In 2007, we announced plans to realign part of our manufacturing capacity in order to reduce costs and better optimize plant utilization. We completed our restructuring program on June 30, 2010 and recorded restructuring related charges of $314.8 million since we announced the plans. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes (including our supply chain logistics), closing facilities and reorganizing our management. We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future. If we incur additional restructuring related charges, our financial condition and results of operations may be adversely affected.

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

We are subject to a wide and ever-changing variety of United States and foreign federal, state and local laws and regulations, compliance with which may require substantial expense. Of particular note are laws and regulations restricting the use of certain chemical substances in the production of electronic equipment. Failure to comply with these requirements could result in fines or suspension of sales.

In addition, some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination.

We rely on our intellectual property rights.

We rely on a combination of patents, copyrights, trademarks and trade secrets and confidentiality provisions to establish and protect our proprietary rights. To this end, we hold rights to a number of patents and registered trademarks and regularly file applications to attempt to protect our rights in new technology and trademarks. Even if approved, our patents or trademarks may be successfully challenged by others or otherwise become invalidated for a variety of reasons. Also, to the extent a competitor is able to reproduce or otherwise capitalize on our intellectual property, it may be difficult, expensive or impossible for us to obtain necessary legal protection.

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

Our operations and those of our suppliers and customers may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease or failures of our management information or other systems due to internal or external causes. If a business interruption occurs, our business could be materially and adversely affected.

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

As a corporation with operations both in the United States and abroad, we are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate is subject to significant fluctuation from one period to the next because the income tax rates for each year are a function of a number of factors, including the following:

•	The effects of a mix of earnings among countries with a broad range of statutory tax rates;

•	Changes in the valuation of deferred tax assets and liabilities;

•	Changes in assessment of tax exposures; and

•	Changes in tax laws or the interpretation of these laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our results of operations and financial condition.

In addition, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. Foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay our internal cash transfers from time to time.

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

An adverse outcome in a litigation proceeding may result in a material adverse affect on our financial position.

We are currently a party to various legal proceedings which may divert financial and management resources. If one or more unfavorable final outcomes were to occur, there exists the possibility of a material adverse effect on our financial position.

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

We own and lease manufacturing, design, warehousing, sales and administrative space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2011 through fiscal 2020. The leases in aggregate are not considered material to the financial position of Molex.

As of June 30, 2011, we owned or leased a total of approximately 9.9 million square feet of facility space worldwide. We have vacated several buildings in France, Germany and Slovakia and are holding these buildings and related assets for sale. We own 88% of our manufacturing, design, warehouse and office space and lease the remaining 12%. Our manufacturing plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.

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

We are currently a party to various legal proceedings, claims and investigations including those disclosed in Note 20 of the Notes to Consolidated Financial Statements. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially adversely affect our financial position or overall trends in operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. If one or more unfavorable final outcomes were to occur, then there exists the possibility of a material adverse effect on our business.

Employment and Benefits Litigation

In 2009, a French subsidiary of Molex, Molex Automotive SARL, decided to close a facility it operated in Villemur-sur-Tarn, France. Molex Automotive SARL submitted a social plan to Molex Automotive SARL’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by Molex Automotive SARL in 2009, which made payments to those employees until September 2010. In September 2010, former employees of Molex Automotive SARL who were covered under the social plan filed suit against Molex Automotive SARL in the Toulouse Labor Court, requesting additional compensation on the basis that their dismissal was not economically justified. The total amount sought by the former employees of Molex Automotive SARL is approximately €24 million ($34.8 million). Molex initiated liquidation of Molex Automotive SARL, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving Molex Automotive SARL. In June 2011, Molex Incorporated received notice that it had been added as a defendant in the Toulouse Labor Court proceedings and is requested to attend a hearing on October 20, 2011. We intend to vigorously contest the attempt by the former employees to seek compensation from Molex Incorporated.

Molex Japan Co., Ltd

As we previously reported in our fiscal 2010 Annual Report on Form 10-K, we launched an investigation into unauthorized activities at Molex Japan Co., Ltd. in April 2010. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation has been completed.

On August 31, 2010, Mizuho Bank (“Mizuho”), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($37.2 million), ¥5 billion ($62.1 million), ¥5 billion ($62.1 million) and ¥2 billion ($24.8 million), other loan-related expenses of approximately ¥106 million ($1.3 million) and interest and delay damages of approximately ¥2.5 billion ($31.2 million) as of June 30, 2011. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint, Mizuho filed plaintiff’s brief no. 1 on December 15, 2010, Molex Japan filed defendant’s brief no. 1 on February 16, 2011 and Mizuho filed plaintiff’s brief no. 2 on April 20, 2011. Molex Japan filed defendant’s brief no. 2 on June 28, 2011 and the court instructed Mizuho to file a reply brief by the end of August. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 3 of the Notes to Consolidated Financial Statements for accounting treatment of the accrual for unauthorized activities in Japan.

As we reported on April 29, 2011, the SEC informed us that the SEC has issued a formal order of private investigation in connection with the activities in Molex Japan Co., Ltd. We are fully cooperating with the SEC’s investigation.

Item 4.	[REMOVED AND RESERVED]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex Incorporated is traded on the NASDAQ Global Select Market and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock. Molex Class B Common Stock is not publicly traded.

The number of stockholders of record at June 30, 2011 was 2,182 for Common Stock, 7,922 for Class A Common Stock and 14 for Class B Common Stock.

The following table presents quarterly stock prices for the fiscal years ended June 30:

		2011		2010
	Quarter	Low — High		Low — High

Common Stock	1st	$17.65	$21.10	$14.18	$21.51
	2nd	20.18	23.02	18.56	22.28
	3rd	23.01	28.22	19.58	22.59
	4th	24.22	27.95	18.24	23.43

		2011		2010
	Quarter	Low — High		Low — High

Class A Common Stock	1st	$15.03	$17.79	$13.34	$19.52
	2nd	16.87	19.08	16.37	19.89
	3rd	19.20	23.47	17.13	19.96
	4th	20.22	23.32	15.45	19.68

Cash dividends on common stock have been paid every year since 1977. The following table presents quarterly dividends declared per share of Common Stock, Class A Common Stock and Class B Common Stock for the fiscal years ended June 30:

	2011	2010

Quarter ended:
September 30	$0.1525	$0.1525
December 31	0.1750	0.1525
March 31	0.1750	0.1525
June 30	0.2000	0.1525

Total	$0.7025	$0.6100

During the quarter ended June 30, 2011, 95,222 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options. The aggregate market value of the shares transferred totaled $2.1 million. Share purchases of Molex Common and/or Class A Common

Stock for the quarter ended June 30, 2011 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased*	Paid per Share	Announced Plan

April 1 — April 30
Common Stock	—	$—	—
Class A Common Stock	485	$21.22	—
May 1 — May 31
Common Stock	—	$—	—
Class A Common Stock	1,560	$22.14	—
June 1 — June 30
Common Stock	—	$—	—
Class A Common Stock	42	$22.21	—

Total	2,087	$21.92	—

*	The shares purchased include exercises of employee stock options.

Descriptions of our Common Stock appear under the caption “Molex Stock” in our 2011 Proxy Statement and in Note 17 of the Notes to Consolidated Financial Statements.

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on June 30, 2006 in each of Molex Common Stock, Molex Class A Common Stock, the S&P 500 Index, and a Peer Group Index. The Peer Group Index includes 50 companies (including Molex) classified in the Global Sub-industry Classifications “Electronic Equipment and Instruments,” “Electronic Manufacturing Services,” and “Technology Distributors.” All values assume reinvestment of the pre-tax value of dividends paid by Molex and the companies included in these indices, and are calculated as of June 30 of each year. The historical stock price performance of Molex’s Common Stock and Class A Common Stock is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return
(Value of Investment of $100 on June 30, 2006)
Among Molex Incorporated, the S&P 500 Index
and a Peer Group

	06/30/06	06/30/07	06/30/08	06/30/09	06/30/10	06/30/11
Molex Incorporated Common	100.00	90.24	74.69	49.43	59.71	86.92
Molex Incorporated Class A	100.00	93.41	82.11	53.76	59.75	86.11
S&P 500	100.00	120.59	104.77	77.30	88.46	115.61
Peer Group	100.00	119.84	107.58	71.28	88.62	128.83

Item 6.	Selected Financial Data

Molex Incorporated
Five-Year Financial Highlights Summary
(in thousands, except per share data)

	2011	2010	2009	2008	2007

Operations:
Net revenue	$3,587,334	$3,007,207	$2,581,841	$3,328,347	$3,265,874
Gross profit	1,088,137	892,623	656,177	1,014,235	1,016,708
Income (loss) from operations	430,199	137,802	(348,881)	313,233	312,137
Income (loss) before income taxes	429,939	131,489	(321,573)	333,931	328,844
Net income (loss)(1)	298,808	76,930	(322,036)	215,720	245,744
Earnings (loss) per share:
Basic	$1.71	$0.44	$(1.84)	$1.20	$1.34
Diluted	1.70	0.44	(1.84)	1.19	1.32
Net income (loss) percent of net revenue	8.3%	2.6%	(12.5)%	6.5%	7.4%
Capital expenditures	$262,246	$229,477	$177,943	$234,626	$296,861
Financial Position:
Current assets	$2,055,345	$1,775,821	$1,507,058	$1,841,472	$1,648,259
Current liabilities	882,047	912,696	884,893	817,803	697,289
Working capital(2)	1,173,298	863,125	622,165	1,023,669	950,970
Current ratio(3)	2.3	1.9	1.7	2.3	2.4
Property, plant and equipment, net	$1,168,448	$1,055,144	$1,080,417	$1,172,395	$1,121,370
Total assets	3,597,852	3,236,578	3,011,586	3,667,272	3,386,262
Long-term debt	222,794	183,434	30,311	146,333	127,821
Stockholders’ equity	2,368,266	1,985,131	1,961,252	2,576,216	2,426,832
Dividends declared per share	$0.70	$0.61	$0.61	$0.45	$0.30
Average common shares outstanding:
Basic	174,812	173,803	174,598	180,474	183,961
Diluted	175,943	174,660	174,598	181,395	185,565

(1)	Operating results include the following by year (in thousands):

	2011	2010	2009	2008	2007

After-tax restructuring costs and asset impairments	$—	$92,835	$111,798	$20,988	$30,255
Goodwill impairments	—	—	264,140	—	—
After-tax net unauthorized activities in Japan	10,061	17,128	1,712	3,007	6,001

See Notes 3, 6 and 9 of the Notes to Consolidated Financial Statements for a discussion of unauthorized activities in Japan, restructuring costs and asset impairments.

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

Net revenue by market can fluctuate based on various factors including new technologies within the industry, composition of customers and changes in their net revenue levels and new products or model changes that we or our customers introduce. The following table sets forth, for fiscal 2011, 2010 and 2009 the percentage relationship to net revenue of our sales by primary markets.

	Percentage of Net Revenue
	2011	2010	2009

Telecommunications	25%	25%	26%
Infotech	23	22	21
Consumer	19	20	21
Industrial	15	14	15
Automotive	15	16	14
Other	3	3	3

Total	100%	100%	100%

The following table sets forth, for fiscal 2011, 2010 and 2009, the percentage relationship to net revenue of our sales by geographic region:

	2011	2010	2009

Americas	24.3%	24.4%	26.9%
Asia-Pacific	61.3	59.8	54.4
Europe	14.4	15.8	18.7

Total	100.0%	100.0%	100.0%

The following table sets forth, for fiscal 2011, 2010 and 2009, the percentage relationship to net revenue of our sales by reporting segment:

	2011	2010	2009

Connector	72.5%	72.4%	69.3%
Custom & Electrical	27.5	27.5	30.6
Corporate & Other	—	0.1	0.1

Total	100.0%	100.0%	100.0%

We sell our products directly to OEMs and to their contract manufacturers and suppliers and, to a lesser extent, through distributors worldwide. Many of our customers are multi-national corporations that manufacture their products in multiple operations in several countries.

In fiscal 2011, 61.3% of our net revenue was derived from sales in the Asia-Pacific region. We expect greater economic growth in Asia, particularly in China, than in the Americas and Europe. We continue to expand our manufacturing operations in lower cost regions. Approximately 56% of our manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico. In addition, reduced trade barriers and improved supply chain logistics have reduced our need to duplicate regional manufacturing capabilities. For these reasons, we have consolidated multiple plants of modest size and established a strategy of operating fewer, larger and more integrated facilities in select locations. We believe that our business is positioned to benefit from this strategy.

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

The markets in which we compete are highly competitive. Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, natural disasters, litigation results and legal and regulatory developments. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems. Our sales are also dependent on end markets impacted by consumer, industrial and infrastructure spending and our operating results can be adversely affected by reduced demand in these end markets.

Non-GAAP Financial Measures

Organic net revenue growth, which is included in Management’s Discussion & Analysis, is a non-GAAP financial measure. The tables presented in Results of Operations provide reconciliations of U.S. GAAP reported net revenue growth (the most directly comparable GAAP financial measure) to organic net revenue growth.

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

Unauthorized Activities in Japan

As we previously reported in our fiscal 2010 Annual Report on Form 10-K, we launched an investigation into unauthorized activities at Molex Japan Co., Ltd. in April 2010. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third-party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation has been completed. Based on our consultation with legal counsel in Japan and the information learned from the investigation, we intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment.

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 20 of the Notes to Consolidated Financial Statements.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $182.5 million as of June 30, 2011, including $16.6 million in cumulative foreign currency translation, which was recorded as a component of accumulated other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $31.2 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

Financial Highlights

Net revenue for fiscal 2011 of $3.6 billion increased 19.2% from fiscal 2010. Organic net revenue increased 16.2% in fiscal 2011 compared with fiscal 2010. Income from operations for fiscal 2011 of $430.2 million increased 212% compared with fiscal 2010 as we completed our restructuring program on June 30, 2010. We recognized net income of $298.8 million in fiscal 2011 compared with net income of $76.9 million in fiscal 2010. Fiscal 2011 results include a net loss on unauthorized activities in Japan of $14.5 million ($10.1 million after-tax). Fiscal 2010 results include restructuring charges of $117.1 million ($92.8 million after-tax) and a net loss on unauthorized activities in Japan of $26.9 million ($17.1 million after-tax).

Results of Operations

The following table sets forth, for fiscal 2011, 2010 and 2009, certain consolidated statements of operations data as a percentage of net revenue (dollars in thousands):

		Percentage of		Percentage of		Percentage of
	2011	Net Revenue	2010	Net Revenue	2009	Net Revenue

Net revenue	$3,587,334	100.0%	$3,007,207	100.0%	$2,581,841	100.0%
Cost of sales	2,499,197	69.7%	2,114,584	70.3%	1,925,664	74.6%

Gross profit	1,088,137	30.3%	892,623	29.7%	656,177	25.4%
Selling, general & administrative	643,462	17.9%	610,784	20.3%	586,702	22.7%
Restructuring costs and asset impairments	—	—%	117,139	3.9%	151,531	5.9%
Unauthorized activities in Japan	14,476	0.4%	26,898	0.9%	2,685	0.1%
Goodwill impairments	—	—%	—	—%	264,140	10.2%

Income (loss) from operations	430,199	12.0%	137,802	4.6%	(348,881)	(13.5)%
Other (expense) income, net	(260)	—%	(6,313)	(0.2)%	27,308	1.0%

Income (loss) before income taxes	429,939	12.0%	131,489	4.4%	(321,573)	(12.5)%
Income taxes	131,131	3.7%	54,559	1.8%	463	0.0%

Net income (loss)	$298,808	8.3%	$76,930	2.6%	$(322,036)	(12.5)%

Net Revenue

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2011	2010

Net revenue for prior year	$3,007,207	$2,581,841
Components of net revenue increase:
Organic net revenue increase	488,123	334,843
Currency translation	82,742	60,236
Acquisitions	9,262	30,287

Total change in net revenue from prior year	580,127	425,366

Net revenue for current year	$3,587,334	$3,007,207

Organic net revenue increase as a percentage of net revenue for prior year	16.2%	13.0%

Net revenue increased during fiscal 2011 and 2010 as customer demand improved in all of our primary markets compared with the prior fiscal years. Excluding the telecommunications market in fiscal 2010, we experienced double-digit percentage growth in net revenue in each of our primary markets in fiscal 2011 and 2010 compared with the prior fiscal years.

The increase in net revenue attributed to currency translation in fiscal 2011 compared with fiscal 2010 was principally due to a stronger Japanese yen and weaker U.S. dollar against most currencies except the euro. The increase in net revenue attributed to currency translation in fiscal 2010 compared with fiscal 2009 was principally due to stronger Asian currencies. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	June 30, 2011			June 30, 2010
	Local	Currency	Net	Local	Currency	Net
	Currency	Translation	Change	Currency	Translation	Change

Americas	$136,321	$1,073	$137,394	$46,217	$1,384	$47,601
Asia-Pacific	301,824	96,776	398,600	336,195	58,199	394,394
Europe	59,427	(15,107)	44,320	(9,355)	653	(8,702)
Corporate & Other	(187)	—	(187)	(7,927)	—	(7,927)

Net change	$497,385	$82,742	$580,127	$365,130	$60,236	$425,366

The change in net revenue on a local currency basis as of June 30 follows:

	2011	2010

Americas	18.5%	6.7%
Asia-Pacific	21.0	42.3
Europe	12.5	(1.9)

Total	16.5%	16.5%

Net revenue increased across all five primary markets in fiscal 2011 and 2010 compared with prior fiscal periods as customer demand improved over the prior years. Net revenue in Japan weakened at the end of fiscal 2011 due to the impact of the March 11, 2011 earthquake on the Japanese economy.

The following table sets forth, for fiscal 2011 and 2010, changes in net revenue from each of our five primary product markets from the prior fiscal year:

	2011	2010

Telecommunications	21%	3%
Infotech	24	21
Consumer	12	25
Industrial	23	13
Automotive	16	26

Telecommunications market net revenue increased in fiscal 2011 compared with fiscal 2010 due to higher infrastructure spending and increased demand for mobile products, including higher demand for smartphones and our customers’ introduction of smartphone models with higher connector content. Telecommunications market net revenue increased in fiscal 2010 compared with fiscal 2009 due to increased infrastructure spending, higher demand for smartphones and our customers’ introduction of smartphone models that include our connector products, partially offset by a decline in standard feature mobile phones.

Infotech market net revenue increased in fiscal 2011 compared with fiscal 2010 primarily due to increased content and demand for servers, data storage, notebook computers and tablet devices. Infotech market net revenue for fiscal 2010 increased significantly compared with fiscal 2009 because of increased demand for notebooks, storage products, computers and accessories and depressed enterprise spending in the prior year.

Consumer market net revenue increased in fiscal 2011 compared with fiscal 2010 primarily due to increased demand for our components in flat panel display televisions, digital cameras and home appliances, as well as expansion into the non-connector audio accessories market, partially offset by reduced demand in gaming equipment. Consumer market net revenue increased significantly in fiscal 2010 compared with fiscal 2009 due to government incentives in certain countries, customers replenishing inventory levels and increased demand for our components in flat panel display televisions, digital cameras and home appliances.

Industrial market net revenue for fiscal 2011 increased compared with fiscal 2010 due to higher demand for our connectors in semiconductor and other production equipment as our customers’ increased production to meet demand. Industrial market net revenue for fiscal 2010 increased compared with fiscal 2009 as global economic conditions improved over the prior year. Demand for industrial instruments and production equipment improved as our customers increased production to meet demand after delaying many industrial automation projects due to uncertainties about the economic conditions.

Automotive market net revenue for fiscal 2011 increased compared with fiscal 2010 due to increased automobile production levels in the United States and China and our customers’ increasing electronic content in automobiles, such as navigational and entertainment systems, mobile communication and products to promote fuel efficiency. Automotive market net revenue for fiscal 2010 increased substantially compared with fiscal 2009 as global car sales have increased, particularly in North America, China and Europe, as improving global economic conditions led to our customers increasing vehicle builds to replenish inventory levels and meet demand.

Gross Profit

We measure gross profit as net revenue less cost of sales. Cost of sales includes manufacturing costs, such as materials, direct and indirect labor, and factory overhead. Our gross margins are primarily affected by the following factors: product mix; volume; cost reduction efforts; competitive pricing pressure; commodity costs and currency fluctuations.

The following table sets forth gross profit and gross margin for fiscal 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009

Gross profit	$1,088,137	$892,623	$656,177
Gross margin	30.3%	29.7%	25.4%

The increase in gross margin during fiscal 2011 was primarily due to increased net revenue. Gross margins have improved over time due to lower costs resulting from our restructuring program. The improvements in gross profit and gross margin were partially offset by the impact of price erosion and material price increases. The increase in gross margin during fiscal 2010 was primarily due to higher absorption from increased production and lower costs resulting from our restructuring program. The improvements in gross profit were partially offset by the impact of price erosion, material price increases and increased delivery costs to meet the significant increase in demand.

A significant portion of our material cost consists of copper and gold costs. We purchased approximately 22 million pounds of copper and 125,000 troy ounces of gold in fiscal 2011 compared with approximately 23 million pounds of copper and 112,000 troy ounces of gold in fiscal 2010 and approximately 16 million pounds of copper and 87,000 troy ounces of gold in fiscal 2009.

The following table sets forth the average prices of copper and gold we purchased in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Copper (price per pound)	$3.88	$3.04	$2.69
Gold (price per troy ounce)	1,363.00	1,096.00	872.00

Generally, we are able to pass through to our customers only a small a portion of the changes in the cost of copper and gold. However, we mitigated the impact of the change in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges reduced cost of sales by $7.2 million and $5.1 million in fiscal 2011 and 2010, respectively. The hedges did not materially affect the operating results for fiscal 2009.

In addition to commodity costs, the following table sets forth, for fiscal 2011, 2010 and 2009 the effects of certain significant impacts on gross profit from the prior year (in thousands):

	2011	2010	2009

Price erosion	$(108,467)	$(124,787)	$(97,643)
Currency translation	37,958	23,928	4,590
Currency transaction	(57,763)	(22,076)	(14,382)

Price erosion measures the reduction in prices of our products year over year, which reduces our gross profit. Price erosion as a percent of net revenue was 2.9%, 4.0% and 3.6% in fiscal 2011, 2010 and 2009, respectively.

The increase in gross profit due to currency translation gains in fiscal 2011 was primarily due to a stronger Japanese yen against other currencies and a general weakening of the U.S. dollar against other currencies except the euro. The increase in gross profit due to currency translation gains in fiscal 2010 was primarily due to stronger Asian currencies. The increase in gross profit due to currency translation gains in fiscal 2009 was primarily due to a stronger Japanese yen against other currencies, partially offset by a general strengthening of the U.S. dollar against other currencies.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions in fiscal 2011 was primarily due to a stronger Japanese yen and a weaker U.S. dollar against most currencies. The decrease in gross profit due to currency transactions in fiscal 2010 was primarily due to a general weakening of the U.S. dollar against other currencies except the euro. The decrease in gross profit due to currency transaction losses in fiscal 2009 was primarily due to a stronger Japanese yen.

Operating Expenses

The following table sets forth our operating expenses for fiscal 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009

Selling, general & administrative	$643,462	$610,784	$586,702
Selling, general & administrative as a percentage of net revenue	17.9%	20.3%	22.7%
Restructuring costs and asset impairments	—	117,139	151,531
Unauthorized activities in Japan	14,476	26,898	2,685
Goodwill impairments	—	—	264,140

Selling, general & administrative expenses

Selling, general and administrative expense increased $32.7 million in fiscal 2011 compared with fiscal 2010 primarily due to foreign currency translation, investments in our global sales and marketing organization and research and development to drive future growth. The impact of currency translation increased selling, general and administrative expenses by approximately $12.7 million for fiscal 2011 compared with fiscal 2010 and increased selling, general and administrative expenses by approximately $13.7 million for fiscal 2010 compared with fiscal 2009. Selling, general and administrative expense decreased as a percentage of net revenue in fiscal 2011 compared with fiscal 2010 primarily due to efforts to control spending as net revenue increased. Selling, general and administrative expense increased $24.1 million in fiscal 2010 compared with fiscal 2009 primarily due to increased headcount and certain employee benefits that were suspended during fiscal 2009, but were reinstated in fiscal 2010. Selling, general and administrative expense decreased as a percentage of net revenue in fiscal 2010 compared with fiscal 2009 primarily due to our lower cost structure resulting from our restructuring efforts and specific cost containment activities.

Research and development expenditures, which are classified as selling, general and administrative expense, were $170.1 million, or 4.7% of net revenue, for fiscal 2011 compared with $154.0 million, or 5.1% of net revenue, for fiscal 2010 and $159.2 million, or 6.2% of net revenue, for fiscal 2009. Research and development expense increased in fiscal 2011 compared with fiscal 2010 as we made strategic investments in developing future technology innovations following cost containment efforts in the prior year. The decrease in research and development expense in fiscal 2010 compared with fiscal 2009 is primarily due to efforts to contain cost.

Restructuring costs and asset impairments

Restructuring costs and asset impairments consist of the following (in thousands):

	2010	2009

Severance costs	$79,609	$110,155
Asset impairments	37,296	21,128

Restructuring costs	116,905	131,283
Intangible asset impairments	234	16,300
Other charges	—	3,948

Total restructuring charges and asset impairments	$117,139	$151,531

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective

July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other lower-cost facilities. We completed our restructuring program on June 30, 2010 with cumulative expense of $314.8 million since we announced the restructuring plan. Annual cost savings related to the restructuring program are estimated to be $205.0 million.

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

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring programs see Note 6 of the Notes to Consolidated Financial Statements.

Goodwill

Fiscal 2009 income from operations included goodwill impairment charges of $264.1 million. We recorded $93.1 million and $171.0 million goodwill impairment charges in the Transportation business unit of our Connector segment and Industrial business unit of our Custom & Electrical segment, respectively. The economic downturn in fiscal 2009 had a negative impact on the business units’ operating results. The potential liquidity risk extended our estimate for the automotive industry’s economic recovery and our Industrial business unit’s results were not recovering in line with other business units. These factors resulted in lower growth and profit expectations for these business units, which resulted in the goodwill impairment charges.

Other (Expense) Income, net

Other (expense) income consists primarily of investment income, net interest expense or income, and currency exchange gains or losses. Interest expense and foreign currency losses principally offset investment income in fiscal 2011 and 2010. Currency exchange losses for fiscal 2011 and 2010 were $11.0 million and $1.8 million, respectively, due to a general weakening of the U.S. dollar against other currencies, partially offset by a stronger Japanese yen against most other currencies. Currency exchange gains in fiscal 2009 were $11.8 million due to a stronger U.S. dollar and Japanese yen against most other currencies.

Effective Tax Rate

The effective tax rate for the fiscal years ended June 30, follows:

	2011	2010	2009

Effective tax rate	30.5%	41.5%	(0.1)%

The effective tax rate for fiscal 2011 was 30.5%. The effective tax rate for fiscal 2010 was higher than fiscal 2011 due to (1) income tax expense booked during the year of $7.7 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised, (2) a charge due to legislation passed during fiscal 2010 which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D, (3) tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized, and (4) additional U.S. tax cost to repatriate earnings from non-US subsidiaries during the year. The effective tax rate in fiscal 2009 was (0.1%) due primarily to charges for goodwill impairments for which no tax benefit was available and increases in tax reserves based on evaluation of certain tax positions taken.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $167.3 million at June 30, 2011.

Results by Product Segment

Connector.  The following table sets forth the change in net revenue for the Connector segment for fiscal 2011 and 2010 (dollars in thousands):

	2011	2010

Net revenue for prior year	$2,177,014	$1,789,139
Components of net revenue increase:
Organic net revenue increase	350,905	308,947
Currency translation	72,550	54,224
Acquisitions	—	24,704

Total change in net revenue from prior year	423,455	387,875

Net revenue for current year	$2,600,469	$2,177,014

Organic net revenue increase as a percentage of net revenue for prior year	16.1%	17.3%

The Connector segment sells primarily to the telecommunications, infotech, automotive and consumer markets, which are discussed above. Segment net revenue increased in fiscal 2011 and 2010 compared with the prior year periods due to increased demand in all of the Connector segment’s primary markets, partially offset by price erosion. Price erosion, which is generally higher in the Connector segment compared with our other segments, was 3.3% and 4.5% in fiscal 2011 and 2010, respectively.

The following table sets forth information on income from operations and operating margins for the Connector segment for fiscal 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009

Income (loss) from operations	$396,233	$123,980	$(125,604)
Operating margin	15.2%	5.7%	(7.0)%

Connector segment income from operations increased in fiscal 2011 compared with fiscal 2010 primarily due to increased net revenue and completion of our restructuring program on June 30, 2010. Gross margins were positively impacted from lower costs from our restructuring program, which has improved margins over time. Connector segment income from operations also improved in fiscal 2011 due to controlled selling, general and administrative costs in a period of increased net revenue. Selling, general and administrative expenses were $368.4 million, or 14.2% of net revenue, for fiscal 2011 compared with $347.6 million or 16.0% of net revenue, for fiscal 2010, due to efficiencies gained from restructuring and specific cost-containment actions.

Connector segment income from operations increased in fiscal 2010 compared with fiscal 2009 primarily due to increased net revenue and the $93.1 million goodwill impairment charge during fiscal 2009 to write-off goodwill based on lower projected future net revenue and profit growth in our Transportation business unit. Gross margins in fiscal 2010 were positively affected by higher absorption and restructuring. Connector segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010. Selling, general and administrative expenses were

$347.6 million, or 16.0% of net revenue, for fiscal 2010 compared with $365.5 million, or 20.5% of net revenue, for fiscal 2009, due to savings from restructuring and specific cost-containment actions. Income from operations was unfavorably impacted by restructuring costs of $100.3 million and $93.9 million for fiscal 2010 and 2009, respectively.

Custom & Electrical.  The following table sets forth net revenue for fiscal 2011 and 2010 (dollars in thousands):

	2011	2010

Net revenue for prior year	$828,905	$790,601
Components of net revenue increase:
Organic net revenue increase	136,757	26,673
Currency translation	10,196	6,048
Acquisitions	9,262	5,583

Total change in net revenue from prior year	156,215	38,304

Net revenue for current year	$985,120	$828,905

Organic net revenue increase growth as a percentage of net revenue for prior year	16.5%	3.4%

The sale of Custom & Electrical segment’s products is concentrated in the industrial, telecommunications and infotech markets. Custom & Electrical segment organic net revenue increased in fiscal 2011 and 2010 due to increased demand in all of the segment’s primary markets. We also completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011 and completed an asset purchase of a company in China during the second quarter of fiscal 2010.

The following table sets forth income from operations and operating margins for the Custom & Electrical segment for fiscal 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009

Income (loss) from operations	$154,370	$111,083	$(152,443)
Operating margin	15.7%	13.4%	(19.3)%

Custom & Electrical segment income from operations increased in fiscal 2011 compared with fiscal 2010 primarily due to increased net revenue and completion of our restructuring program on June 30, 2010. Gross margins were positively impacted from lower costs from our restructuring program, which has improved margins over time. Income from operations also improved in fiscal 2011 due to controlled selling, general and administrative costs in a period of increased net revenue. Selling, general and administrative expenses were $169.6 million, or 17.2% of net revenue, for fiscal 2011 compared with $168.5 million, or 20.2% of net revenue, for fiscal 2010, due to efficiencies gained from restructuring and specific cost-containment actions.

Custom & Electrical segment income from operations increased in fiscal 2010 compared with fiscal 2009 primarily due to increased net revenue, lower selling, general and administrative costs and the $171.0 million goodwill impairment charge and $16.3 million intangible asset charge during fiscal 2009 to write-off goodwill and intangible assets in our Industrial business unit due to lower projected future net revenue and profit growth. Gross margins in fiscal 2010 were positively affected by higher absorption and restructuring. Custom & Electrical segment income from operations also improved due to lower selling, general and administrative costs in fiscal 2010. Selling, general and administrative expenses were $168.5 million, or 20.2% of net revenue, for fiscal 2010 compared with $186.0 million, or 23.5% of net revenue, for fiscal 2009, due to savings from restructuring and specific cost-containment actions. Income from operations was unfavorably impacted by restructuring costs of $12.2 million and $39.3 million for fiscal 2010 and 2009, respectively.

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash on hand. Cash, cash equivalents and marketable securities totaled $546.5 million and $394.9 million at June 30, 2011 and 2010, respectively, of which approximately $514.3 million was in non-U.S. accounts, including $183.2 million in China, as of June 30, 2011. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010 and September 2010, that was initially scheduled to mature in June 2012 (the “U.S. Credit Facility”). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016.

Total debt, including obligations under capital leases totaled $342.6 million and $293.5 million at June 30, 2011 and 2010, respectively. We had available lines of credit totaling $244.3 million at June 30, 2011, including $165.0 million available under the U.S. Credit Facility as of June 30, 2011. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2011, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements in Japan totaling ¥12.2 billion ($151.4 million) as of June 30, 2011, with weighted average fixed interest rates of 1.25%. See Note 13 of the “Notes to the Consolidated Financial Statements.”

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2011	2010	2009

Cash provided from operating activities	$466,151	$250,579	$369,898
Cash used for investing activities	(270,709)	(216,871)	(253,086)
Cash used for financing activities	(77,191)	(83,236)	(155,582)
Effect of exchange rate changes on cash	37,996	1,173	(12,030)

Net increase (decrease) in cash and cash equivalents	$156,247	$(48,355)	$(50,800)

Operating Activities

Cash provided from operating activities in fiscal 2011 increased by $215.6 million from the prior year due primarily to an increase in net income in fiscal 2011 compared with fiscal 2010. Working capital needs increased $116.0 million in fiscal 2011 as inventory production increased due to customer demand and supply chain inventory increased due to the conversion from air shipment to sea shipment. Working capital is defined as current assets minus current liabilities. Our restructuring accrual as of June 30, 2011 was $14.0 million compared to $26.9 million as of June 30, 2010, which was reduced through cash outlays during fiscal 2011.

Cash provided from operating activities in fiscal 2010 decreased $119.3 million from fiscal 2009 due mainly to an increase in working capital needs in fiscal 2010 compared with fiscal 2009.

Investing Activities

Cash used for investing activities increased by $53.8 million due to increased investments in capital expenditures and acquisitions and lower net sales of marketable securities in fiscal 2011 compared with fiscal 2010.

During fiscal 2011, we completed an asset acquisition of an active optical cable business for $24.6 million and recorded goodwill of $14.6 million. The purchase price includes contingent consideration up to $5.8 million. During fiscal 2010, we completed an asset purchase of a company in China for $10.1 million. During fiscal 2009, we completed the acquisition of two companies and a joint venture in cash transactions approximating $74.8 million. We recorded additional goodwill of $27.9 million in connection with the acquisitions.

Capital expenditures increased $32.8 million during fiscal 2011 as demand and production increased. Capital expenditures increased $51.5 million during fiscal 2010 compared with fiscal 2009 as demand and production increased.

We had $3.6 million in net sales of marketable securities during fiscal 2011 compared with $25.5 million in net sales of marketable securities during fiscal 2010. We had $13.2 million net purchases of marketable securities in fiscal 2009. Our marketable securities generally have a term of less than one year. Our investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities.

Financing Activities

Cash used for financing activities decreased $6.0 million during fiscal 2011 compared with fiscal 2010 primarily due to the increase in net proceeds from the revolving credit facility, partially offset by an increase in quarterly cash dividends paid.

Net borrowings against our $350.0 million unsecured, five-year revolving credit facility during the twelve months ended June 30, 2011 were $85.0 million compared to $75.0 million in the prior year period. Total borrowings against the credit facility were $185.0 million as of June 30, 2011.

We increased our quarterly cash dividend in fiscal 2011 to $0.1750 per share, an increase of 14.8% from the previous quarterly cash dividend of $0.1525 per share in fiscal 2010. The increase was effective to shareholders of record on December 31, 2010. We increased our cash dividend again during the fourth quarter of fiscal 2011 to $0.2000 per share, which was effective to shareholders of record on June 30, 2011.

On August 1, 2008, our Board of Directors authorized the repurchase of up to an aggregate $200.0 million of common stock through June 30, 2009. We purchased shares of Common Stock and Class A Common Stock totaling 4.5 million shares during fiscal 2009. The aggregate cost of the purchase was $76.3 million for fiscal 2009.

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

Total debt consisted of the following at June 30:

	Average
	Interest
	Rate	Maturity	2011	2010

Long-term debt:
U.S. Credit Facility	2.05%	2016	$185,000	$100,000
Unsecured bonds and term loans	0.77 - 1.31%	2012 - 2013	89,342	129,225
Mortgages, industrial development bonds and other debt	5.92%	2012 - 2013	1,528	5,132

Total long-term debt			275,870	234,357
Less current portion of long-term debt:
Unsecured bonds and term loans	0.77 - 1.31%		52,156	47,794
Mortgages, industrial development bonds and other debt	5.92%		920	3,129

Long-term debt, less current portion			222,794	183,434
Short-term borrowings
Overdraft loan	2.48%	2012	62,060	56,565
Other short-term borrowings	5.92%		4,628	2,582

Total short-term borrowings			66,688	59,147

Total debt			$342,558	$293,504

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011 that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of June 30, 2011. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2011, we were in compliance with these covenants and had outstanding borrowings of $185.0 million.

In March 2011, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 2.48%. At June 30, 2011, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $62.1 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to six month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months (Syndicated Term Loan). At June 30, 2011, the balance of the syndicated term loan approximated $24.8 million, of which $12.4 million was current.

In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At June 30, 2011, the outstanding balance of the unsecured bonds approximated $64.5 million, of which $39.7 million was current.

Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows (in thousands):

2012	$53,076
2013	37,762
2014	32
2015	—
2016	185,000

Total long-term debt obligations	$275,870

We had available lines of credit totaling $244.3 million at June 30, 2011 expiring between 2011 and 2016.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at June 30, 2011, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$38,845	$16,107	$12,809	$8,413	$1,516
Capital lease obligations	4,668	1,093	3,391	184	—
Other long-term liabilities	10,433	1,066	412	9	8,946
Debt obligations	342,558	119,764	222,794	—	—

Total(1)	$396,504	$138,030	$239,406	$8,606	$10,462

(1)	Total does not include contractual obligations recorded on the balance sheet as current liabilities for certain purchase obligations, as discussed below. Debt and capital lease obligations include interest payments.

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

Revenue Recognition

Our revenue recognition policies are in accordance with Accounting Standards Codification (ASC) 605-10, Revenue Recognition, as issued by the SEC and other applicable guidance.

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

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $167.3 million at June 30, 2011.

We periodically assess the carrying value of our deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made. We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $67.3 million at June 30, 2011.

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

Subsidiaries with historical net operating losses were able to utilize $83.7 million of these losses during fiscal 2011.

Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

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

Pension Plans

The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. Three critical assumptions used, which impact the net periodic pension expense (income) and two of which impact the pension benefit obligation (PBO), are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The discount rate used to determine the present value of our future U.S. pension obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for U.S. pension obligations. The discount rates for our foreign pension plans are selected by using a yield curve approach or by reference to high quality corporate bond rates in those countries that have developed corporate bond markets. In those countries where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts. For additional information concerning the assumptions see Note 12 of the Notes to Consolidated Financial Statements.

The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2011, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease)		Increase (Decrease)
	in PBO		in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans

Discount rate change:
Increase 50 basis points	$(5,563)	$(9,840)	$(95)	$(90)
Decrease 50 basis points	6,259	11,068	96	55
Expected rate of return change:
Increase 100 basis points	N/A	N/A	613	613
Decrease 100 basis points	N/A	N/A	(613)	(613)

Other Postretirement Benefits

We have retiree health care plans that cover the majority of our U.S. employees. There are no significant postretirement health care benefit plans outside of the U.S. The health care cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation (APBO) and retiree health care benefit expense. The effects of the indicated increase and decrease in the assumed healthcare cost trend rates for our retiree healthcare plans as of June 30, 2011, assuming no change in benefit levels is shown below (in thousands):

	Increase (Decrease)
	Total Annual Service	Increase (Decrease)
	and Interest Cost	in APBO

Increase 100 basis points:	$676	$6,827
Decrease 100 basis points:	(553)	(5,621)

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

Fair Value of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820-10, Fair Value Measurements and Disclosures, as of June 30, 2011 (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale and trading securities	$26,073	$26,073	$—	$—
Derivative financial instruments, net	10,440	—	10,440	—

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

The timing of the cash expenditures associated with these charges does not necessarily correspond to the period in which the accounting charge is taken. For additional information concerning the status of our restructuring program, which we completed on June 30, 2010, see Note 6 of the Notes to Consolidated Financial Statements. See also “Forward-Looking Statements.”

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of long-lived assets, other than goodwill and trade names, including property and equipment, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical trends in operating performance, changes in projected operating performance, and significant negative economic trends.

Contingencies

In accordance with ASC 450, Contingencies, we analyze whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, we accrue for costs associated with the loss contingency, including direct costs incurred. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220). This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us for the quarter ended March 31, 2012 and will amend our presentation of the components of comprehensive income.

In April 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for us for the quarter ended March 31, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. We do not expect the adoption will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and certain commodity prices.

We mitigate our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency limiting the need to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country.

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishing of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 16 of the Notes to Consolidated Financial Statements for discussion of the foreign exchange contracts in use at June 30, 2011 and 2010.

We have implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows and net receivable and payable balances and call options on certain commodities. See Note 16 of the Notes to Consolidated Financial Statements for discussion of the derivative instruments in use at June 30, 2011 and 2010

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $82.7 million and increased income from operations of $17.2 million for fiscal 2011, compared with the estimated results for fiscal 2010 using the average rates for 2010.

Our $13.9 million of marketable securities at June 30, 2011 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, U.S. Credit Facility and Syndicated Term Loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $185.0 million outstanding on the U.S. Credit Facility with an interest rate of approximately 2.05% at June 30, 2011. The balance of our Syndicated Term Loan was approximately $24.8 million with an interest rate of approximately 1.31% at June 30, 2011.

Due to the nature of our operations, we are not subject to significant concentration risks relating to customers or products. Approximately 32% and 16% of net revenue in fiscal 2011 was derived from operations from China and Japan, respectively.

We monitor the environmental laws and regulations in the countries in which we operate. We have implemented an environmental program to reduce the generation of potentially hazardous materials during our manufacturing process and believe we continue to meet or exceed local government regulations.

Item 8.	Consolidated Financial Statements and Supplementary Data

Molex Incorporated

Molex Incorporated

Consolidated Balance Sheets
(In thousands)

	June 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$532,599	$376,352
Marketable securities	13,947	18,508
Accounts receivable, less allowances of $42,297 at June 30, 2011 and $43,650 at June 30, 2010	811,449	734,932
Inventories	535,953	469,369
Deferred income taxes	129,158	112,531
Other current assets	32,239	64,129

Total current assets	2,055,345	1,775,821

Property, plant and equipment, net	1,168,448	1,055,144
Goodwill	149,452	131,910
Non-current deferred income taxes	38,178	94,191
Other assets	186,429	179,512

Total assets	$3,597,852	$3,236,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$119,764	$110,070
Accounts payable	359,812	395,474
Accrued expenses:
Salaries, commissions and bonuses	90,913	96,403
Restructuring	14,049	26,898
Accrual for unauthorized activities in Japan	182,460	165,815
Other	112,666	96,531
Income taxes payable	2,383	21,505

Total current liabilities	882,047	912,696
Other non-current liabilities	23,879	19,869
Accrued pension and other postretirement benefits	100,866	135,448
Long-term debt	222,794	183,434

Total liabilities	1,229,586	1,251,447
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 112,204 shares issued at June 30, 2011 and 2010	5,610	5,610
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 113,400 shares issued at June 30, 2011 and 111,839 shares issued at June 30, 2010	5,670	5,592
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at June 30, 2011 and 2010	5	5
Paid-in capital	674,494	638,796
Retained earnings	2,408,083	2,232,445
Treasury stock (Common Stock, 16,644 shares at June 30, 2011 and 2010; Class A Common Stock, 33,712 shares at June 30, 2011 and 33,298 shares at June 30, 2010), at cost	(1,106,039)	(1,098,087)
Accumulated other comprehensive income	380,443	200,770

Total stockholders’ equity	2,368,266	1,985,131

Total liabilities and stockholders’ equity	$3,597,852	$3,236,578

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended June 30,
	2011	2010	2009

Net revenue	$3,587,334	$3,007,207	$2,581,841
Cost of sales	2,499,197	2,114,584	1,925,664

Gross profit	1,088,137	892,623	656,177
Selling, general and administrative	643,462	610,784	586,702
Restructuring costs and asset impairments	—	117,139	151,531
Unauthorized activities in Japan	14,476	26,898	2,685
Goodwill impairments	—	—	264,140

Total operating expenses	657,938	754,821	1,005,058

Income (loss) from operations	430,199	137,802	(348,881)
Interest (expense) income, net	(5,708)	(5,416)	1,961
Other income (expense)	5,448	(897)	25,347

Total other (expense) income	(260)	(6,313)	27,308

Income (loss) before income taxes	429,939	131,489	(321,573)
Income taxes	131,131	54,559	463

Net income (loss)	$298,808	$76,930	$(322,036)

Earnings (loss) per share:
Basic	$1.71	$0.44	$(1.84)
Diluted	$1.70	$0.44	$(1.84)
Average common shares outstanding:
Basic	174,812	173,803	174,598
Diluted	175,943	174,660	174,598

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2011	2010	2009

Operating activities:
Net income (loss)	$298,808	$76,930	$(322,036)
Add (deduct) non-cash items included in net income (loss):
Depreciation and amortization	242,171	238,666	251,902
Goodwill impairment	—	—	264,140
Asset write-downs included in restructuring costs	—	37,296	41,376
Loss (gain) on investments	—	558	(143)
Deferred income taxes	37,514	(16,965)	(28,233)
Loss on sale of property, plant and equipment	4,843	4,092	2,478
Share-based compensation	22,461	27,034	26,508
Other non-cash items	(22,554)	20,577	(8,124)
Changes in assets and liabilities:
Accounts receivable	(16,401)	(208,051)	201,080
Inventories	(25,916)	(117,701)	95,529
Accounts payable	(63,984)	115,869	(84,502)
Other current assets and liabilities	(9,298)	14,559	(22,591)
Other assets and liabilities	(1,493)	57,715	(47,486)

Cash provided from operating activities	466,151	250,579	369,898

Investing activities:
Capital expenditures	(262,246)	(229,477)	(177,943)
Proceeds from sales of property, plant and equipment	1,804	3,014	9,574
Proceeds from sales or maturities of marketable securities	11,936	44,373	29,549
Purchases of marketable securities	(8,328)	(18,890)	(42,751)
Acquisitions	(18,847)	(10,097)	(74,789)
Other investing activities	4,972	(5,794)	3,274

Cash used for investing activities	(270,709)	(216,871)	(253,086)

Financing activities:
Proceeds from revolving credit facility	105,000	154,000	245,000
Payments on revolving credit facility	(20,000)	(79,000)	(295,000)
Proceeds from short-term loans	57,620	—	—
Payments on short-term loans	(60,270)	—	—
Proceeds from issuance of long-term debt	—	32,647	78,060
Payments on long-term debt	(48,356)	(87,787)	(1,827)
Cash dividends paid	(114,410)	(105,984)	(99,640)
Exercise of stock options	7,269	4,008	1,692
Excess tax benefits from share-based compensation	—	—	1,693
Purchase of treasury stock	—	—	(76,342)
Other financing activities	(4,044)	(1,120)	(9,218)

Cash used for financing activities	(77,191)	(83,236)	(155,582)
Effect of exchange rate changes on cash	37,996	1,173	(12,030)

Net increase (decrease) in cash and cash equivalents	156,247	(48,355)	(50,800)
Cash and cash equivalents, beginning of year	376,352	424,707	475,507

Cash and cash equivalents, end of year	$532,599	$376,352	$424,707

Supplemental cash flow information:
Interest paid	$5,830	$6,262	$5,487
Income taxes paid	$98,117	$43,319	$83,904

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Years Ended June 30,
	2011	2010	2009

Common stock	$11,285	$11,207	$11,138

Paid-in capital:
Beginning balance	$638,796	$601,459	$569,046
Stock-based compensation	22,461	27,034	26,508
Exercise of stock options	11,372	9,012	4,183
Issuance of stock awards	1,865	1,291	1,586
Other	—	—	136

Ending balance	$674,494	$638,796	$601,459

Retained earnings:
Beginning balance	$2,232,445	$2,261,594	$2,691,451
Net income (loss)	298,808	76,930	(322,036)
Dividends	(122,913)	(106,079)	(106,110)
Other	(257)	—	(1,711)

Ending balance	$2,408,083	$2,232,445	$2,261,594

Treasury stock:
Beginning balance	$(1,098,087)	$(1,089,322)	$(1,009,021)
Purchase of treasury stock	—	—	(76,342)
Exercise of stock options	(7,952)	(8,765)	(3,959)
Other	—	—	—

Ending balance	$(1,106,039)	$(1,098,087)	$(1,089,322)
Accumulated other comprehensive income, net of tax:
Beginning balance	$200,770	$176,383	$313,700
Translation adjustments	147,772	35,482	(115,029)
Pension adjustments, net of tax	29,935	(12,459)	(22,137)
Unrealized investment gain (loss), net of tax	1,966	1,364	(151)

Ending balance	$380,443	$200,770	$176,383

Total stockholders’ equity	$2,368,266	$1,985,131	$1,961,252

Comprehensive income (loss), net of tax:
Net income (loss)	$298,808	$76,930	$(322,036)
Translation adjustments	147,772	35,482	(115,029)
Pension adjustments, net of tax	29,935	(12,459)	(22,137)
Unrealized investment gain (loss), net of tax	1,966	1,364	(151)

Total comprehensive income (loss), net of tax	$478,481	$101,317	$(459,353)

See accompanying notes to consolidated financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

No mark-to-market adjustments were required during fiscal 2011, 2010 or 2009 because the carrying value of the securities approximated the market value. We did not liquidate any available-for-sale securities prior to maturity in fiscal 2011, 2010 and 2009.

Accounts Receivable

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. We believe that we have little concentration of credit risk due to the diversity of our customer base. Accounts receivable, are shown net of allowances and anticipated discounts on the Consolidated Balance Sheets. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on historical trends and an evaluation of the impact of current and projected

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

economic conditions. We monitor the collectability of our accounts receivable on an ongoing basis by analyzing the aging of our accounts receivable, assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Our accounts receivable are not collateralized.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Research and Development

Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $170.1 million, $154.0 million and $159.2 million in fiscal 2011, 2010 and 2009, respectively.

Advertising

Advertising costs are charged to operations as incurred and are included in selling, general and administrative expenses.

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

Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Contingencies

In accordance with ASC 450, Contingencies, we analyze whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, we accrue for costs associated with the loss contingency, including direct costs incurred. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

Accounting Changes

Uncertainty in Income Taxes

We adopted the provisions of ASC 740-10, Accounting for Income Taxes, effective July 1, 2009. ASC 740-10 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The adoption of ASC 740-10 did not have a material impact on our statement of financial position or results of operations.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us for the quarter ended March 31, 2012 and will amend our presentation of the components of comprehensive income.

In April 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for us for the quarter ended March 31, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. We do not expect the adoption will have a material impact on our consolidated financial statements.

3.	Unauthorized Activities in Japan

As we previously reported in our fiscal 2010 Annual Report on Form 10-K, we launched an investigation into unauthorized activities at Molex Japan Co., Ltd. in April 2010. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third-party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation has been completed. Based on our consultation with legal counsel in Japan and the information

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

learned from the investigation, we intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment.

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of these matters including the legal proceedings reported in Note 20.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $182.5 million as of June 30, 2011, including $16.6 million in cumulative foreign currency translation, which was recorded as a component of accumulated other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $31.2 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

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

	2011	2010	2009

Net income (loss)	$298,808	$76,930	$(322,036)

Basic average common shares outstanding	174,812	173,803	174,598
Effect of dilutive stock options	1,131	857	—

Diluted average common shares outstanding	175,943	174,660	174,598

Earnings (loss) per share:
Basic	$1.71	$0.44	$(1.84)
Diluted	$1.70	$0.44	$(1.84)

Excluded from the computations above were anti-dilutive shares of 5.6 million, 7.2 million and 9.2 million in fiscal 2011, 2010 and 2009, respectively.

5.	Acquisitions

During the third quarter of fiscal 2011, we completed an asset acquisition of an active optical cable business for $24.6 million and recorded goodwill of $14.6 million. The purchase price includes contingent consideration up to $5.8 million payable through fiscal 2013 upon the seller meeting certain criteria. The purchase price allocation is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.

During the second quarter of fiscal 2010, we completed an asset purchase of a company in China for $10.1 million and recorded goodwill of $2.2 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

During fiscal 2009, we completed the acquisition of two companies and a joint venture in cash transactions approximating $74.8 million. We recorded additional goodwill of $27.9 million in connection with the acquisitions.

6.	Restructuring Costs and Asset Impairments

Restructuring costs and asset impairments consist of the following at June 30 (in thousands):

	2010	2009

Severance costs	$79,609	$110,155
Asset impairments	37,296	21,128

Restructuring costs	116,905	131,283
Intangible asset impairments	234	16,300
Other charges	—	3,948

Total restructuring charges and asset impairments	$117,139	$151,531

Molex Restructuring Plans

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other lower-cost facilities. We completed our restructuring program on June 30, 2010 and cumulative expense since we announced the restructuring plan of $314.8 million.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

A summary of the restructuring charges and asset impairments for the fiscal years ended June 30 follows (in thousands):

	2010	2009

Connector:
Severance costs	$64,311	$73,658
Asset impairments	35,962	18,468
Other	—	1,750

Total	$100,273	$93,876

Custom & Electrical:
Severance costs	$11,233	$22,483
Asset impairments	1,001	529
Other	—	16,300

Total	$12,234	$39,312

Corporate and Other:
Severance costs	$4,065	$14,014
Asset impairments	333	2,131
Other	234	2,198

Total	$4,632	$18,343

Total:
Severance costs	$79,609	$110,155
Asset impairments	37,296	21,128
Other	234	20,248

Total	$117,139	$151,531

Changes in the accrued severance balance are summarized as follows (in thousands):

Balance at June 30, 2008	$18,794
Charges to expense	110,155
Cash payments	(55,168)
Non-cash related costs	(3,897)

Balance at June 30, 2009	$69,884
Charges to expense	79,609
Cash payments	(117,911)
Non-cash related costs	(4,684)

Balance at June 30, 2010	$26,898
Charges to expense	—
Cash payments	(15,128)
Non-cash related costs	2,279

Balance at June 30, 2011	$14,049

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

7.	Inventories

Inventories, less allowances of $41.4 million at June 30, 2011 and $39.1 million at June 30, 2010, consisted of the following (in thousands):

	2011	2010

Raw materials	$91,362	$86,338
Work in progress	143,888	139,922
Finished goods	300,703	243,109

Total inventories	$535,953	$469,369

8.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following (in thousands):

	2011	2010

Land and improvements	$73,755	$69,217
Buildings and leasehold improvements	787,092	705,207
Machinery and equipment	1,833,221	1,629,051
Molds and dies	807,179	743,166
Construction in progress	86,832	86,381

Total	3,588,079	3,233,022
Accumulated depreciation	(2,419,631)	(2,177,878)

Net property, plant and equipment	$1,168,448	$1,055,144

Depreciation expense for property, plant and equipment was $236.6 million, $232.6 million and $245.5 million in fiscal 2011, 2010 and 2009, respectively.

9.	Goodwill

At June 30, changes to goodwill were as follows (in thousands):

	2011	2010

Beginning balance	$131,910	$128,494
Additions	14,615	2,791
Foreign currency translation	2,927	625

Ending balance	$149,452	$131,910

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

We recorded a $171.0 million goodwill impairment charge during the fourth quarter of fiscal 2009 based on lower projected future net revenue and profit growth in the Industrial business unit of our Custom & Electrical segment. The economic downturn had a negative impact on the business unit’s

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

operating results and it became evident during the fourth quarter that the business unit’s operating results were not recovering in line with the other operating segments due to our customers’ global excess capacity. These factors resulted in lower growth and profit expectations for the business unit, which resulted in the goodwill impairment charge.

10.	Other Intangible Assets

All of our intangible assets other than goodwill are included in other assets. Assets with indefinite lives represent acquired trade names. The value of these indefinite-lived intangible assets was $4.3 million at June 30, 2011 and June 30, 2010. During fiscal 2009, we recorded an impairment charge of $16.3 million to our indefinite-lived intangible assets on lower projected future revenue and profit growth in the Industrial business unit of our Custom & Electrical segment. Intangible property assets with finite lives primarily represent customer relationships and rights acquired under technology licenses and are amortized over the periods of benefit.

The components of finite-lived intangible assets at June 30 are summarized as follows (in thousands):

	2011			2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer-related	$32,555	$(7,731)	$24,824	$31,191	$(6,193)	$24,998
Technology-based	26,795	(15,697)	11,098	23,510	(13,039)	10,471
License fees	8,491	(6,597)	1,894	8,485	(5,517)	2,968

Total	$67,841	$(30,025)	$37,816	$63,186	$(24,749)	$38,437

We estimate that we have no significant residual value related to our intangible assets.

During fiscal year 2011 and 2010, we recorded additions to intangible assets of $4.0 million and $2.9 million, respectively. The components of intangible assets acquired during fiscal 2011 and 2010 were as follows (in thousands):

	2011		2010
	Gross	Weighted	Gross	Weighted
	Carrying	Average	Carrying	Average
	Amount	Life	Amount	Life

Customer-related	$900	7.0 years	$—	n/a
Technology-based	3,114	9.0 years	2,107	8.6 years
License fees	—	n/a	825	3.2 years

Total	$4,014		$2,932

Acquired intangibles are generally amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $5.3 million for fiscal year 2011 and $6.3 million for fiscal

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

year 2010 and 2009. The estimated future amortization expense related to intangible assets as of June 30, 2011 is as follows (in thousands):

Amount

2012	$5,800
2013	4,439
2014	3,756
2015	3,609
2016 and thereafter	20,212

Total	$37,816

11.	Income Taxes

Income (loss) before income taxes for fiscal years ended June 30, is summarized as follows (in thousands):

	2011	2010	2009

United States	$198,349	$21,985	$(215,328)
International	231,590	109,504	(106,245)

Income (loss) before income taxes	$429,939	$131,489	$(321,573)

The components of income tax expense (benefit) for fiscal years ended June 30, follows (in thousands):

	2011	2010	2009

Current:
U.S. Federal	$63,630	$13,658	$5,613
State	4,501	1,553	1,122
International	25,486	41,053	22,270

Total currently payable	$93,617	$56,264	$29,005

Deferred:
U.S. Federal	$14,764	$(6,499)	$(5,589)
State	—	(1,460)	759
International	22,750	6,254	(23,712)

Total deferred	37,514	(1,705)	(28,542)

Total income tax expense	$131,131	$54,559	$463

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2011	2010	2009

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(2.0)	(11.9)	0.8
Repatriation of foreign earnings	1.2	4.4	(1.4)
Provision for tax contingencies	(0.4)	(2.6)	(2.5)
Valuation allowance	(1.6)	11.0	(8.3)
Reduction of benefit from share-based payments	1.1	5.9	—
Change in health care legislation	—	2.7	—
Goodwill impairment	—	—	(30.1)
State income taxes, net of Federal tax benefit	0.7	0.3	(0.2)
Foreign tax rates less than U.S. Federal tax rate (net)	(4.7)	(3.2)	5.0
Other	1.2	(0.1)	1.6

Effective tax rate	30.5%	41.5%	(0.1)%

The effective tax rate for fiscal 2011 was 30.5%. The effective tax rate for fiscal 2010 was higher than fiscal 2011 due to: (1) income tax expense recorded during fiscal 2010 of $7.7 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised, (2) a charge due to legislation passed during the year which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D, (3) tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized, and (4) additional U.S. tax cost to repatriate earning from non-U.S. subsidiaries during the year The effective tax rate in fiscal 2009 was (0.1%) due primarily to charges for goodwill impairments for which no tax benefit was available and increases in tax reserves based on evaluation of certain tax positions taken.

At June 30, 2011, we had approximately $241.9 million of non-U.S. net operating loss carryforwards. Approximately 69.1% of the non-U.S. net operating losses can be carried forward indefinitely. The remaining losses have expiration dates over the next five to ten years.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2011 and 2010, we recorded valuation allowances of $67.3 million and $77.4 million, respectively, against the non-U.S. net operating loss carryforwards.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2011	2010

Deferred tax assets:
Pension and other postretirement liabilities	$26,242	$35,056
Stock option and other benefits	19,099	18,236
Capitalized research and development	3,942	7,798
Foreign tax credits	4,111	8,474
Net operating losses	70,916	101,576
Depreciation and amortization	4,265	2,633
Inventory	10,143	11,443
Restructuring	4,625	8,278
Accrual for unauthorized activities in Japan	77,559	73,205
Allowance for doubtful accounts	9,540	9,596
Patents	5,701	5,992
Severance	7,725	6,491
Other, net	33,665	28,179

Total deferred tax assets before valuation allowance	277,533	316,957
Valuation allowance	(71,858)	(80,935)

Total deferred tax assets	205,675	236,022
Deferred tax liabilities:
Investments	(35,206)	(29,192)
Other, net	(3,133)	(108)

Total deferred tax liabilities	(38,339)	(29,300)

Total net deferred tax assets	$167,336	$206,722

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2011	2010

Net deferred taxes:
Current asset	$129,158	$112,531
Non-current asset	38,178	94,191

Total	$167,336	$206,722

We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $1.3 billion of undistributed earnings of certain non-U.S. subsidiaries as of June 30, 2011. These earnings are intended to be permanently invested. It is not practicable to estimate the additional income taxes that would be paid if the permanently reinvested earnings were distributed.

We are currently benefitting from preferential income tax treatment in jurisdictions including Singapore, China, Thailand, Philippines, Mexico, Poland and Vietnam. As a result of such tax incentives, our tax expense was reduced by approximately $8.7 million during fiscal 2011. The expiration of various tax holidays is scheduled in whole or in part during fiscal 2012 through fiscal

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

2019. Many of these holidays may be extended when certain conditions are met or terminated if we fail to satisfy certain requirements, which could have an unfavorable tax rate impact.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, will change over the next twelve months; however, we do not expect significant changes during that time. The balance of unrecognized tax benefits as of June 30 follows (in thousands):

	2011	2010	2009

Unrecognized tax benefits	$18,375	$20,142	$23,509
Portion that, if recognized, would reduce tax expense and effective tax rate	18,375	20,142	23,509

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

Balance as of June 30, 2009	$23,509
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,983
Reductions for tax positions of prior years	(5,350)
Reductions due to lapse of applicable statute of limitations	—

Balance as of June 30, 2010	$20,142
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	3,111
Reductions for tax positions of prior years	(1,080)
Reductions due to lapse of applicable statute of limitations	(3,798)

Balance at June 30, 2011	$18,375

The examination of U.S. federal income tax returns for 2004, 2005 and 2006 was completed during fiscal 2010. We have substantially completed all U.S. federal income tax matters for tax years through 2007. The tax years 2007 through 2010 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest or penalties related to income tax matters in tax expense. As of June 30, 2011, there were no material interest or penalty amounts to accrue.

12.	Profit Sharing, Pension and Post Retirement Medical Benefit Plans

Profit Sharing Plans

We provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $14.5 million, $9.4 million and $2.3 million were charged to operations during fiscal 2011, 2010 and 2009, respectively. Effective January 1, 2011, U.S. defined contribution plans were merged into a 401(k) plan with a non-discretionary base company contribution and the opportunity for discretionary savings and employer matching contributions.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Pension Plans

We sponsor and/or contribute to pension plans, including defined benefit plans, covering substantially all U.S. plant hourly employees and certain employees in non-U.S. subsidiaries. The benefits are primarily based on years of service and the employees’ compensation for certain periods during their last years of employment. Our pension obligations are measured as of June 30 for all plans. We amended a defined benefit pension plan in the U.S. to close participation and freeze benefit accruals under the plan, effective December 31, 2010, reducing the pension liability by $11.8 million. Non-U.S. plans are primarily in Germany, Ireland, Japan, Korea and Taiwan.

Post Retirement Medical Benefit Plans

We have retiree health care plans that cover the majority of our U.S. employees. Employees hired before January 1, 1994 may become eligible for these benefits if they reach age 55, with age plus years of service equal to 70. Employees hired after January 1, 1994 may become eligible for these benefits if they reach age 60, with age plus years of service equal to 80. The cost of retiree health care is accrued over the period in which the employees become eligible for such benefits. We continue to fund benefit costs primarily as claims are paid. We discontinued the plans in January 2009 for all employees who were not within 10 years of qualifying. There are no significant postretirement health care benefit plans outside of the United States.

Benefit Obligation and Plan Assets

The accumulated benefit obligations as of June 30, were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Accumulated benefit obligation	$66,028	$63,949	$119,740	$116,690	$41,168	$45,402

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The changes in the benefit obligations and plan assets for the plans described above were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Change in projected benefit obligation:
Beginning benefit obligation	$71,775	$54,500	$127,140	$116,781	$45,402	$36,781
Service cost	1,487	2,521	6,075	5,441	1,369	1,082
Interest cost	3,934	3,799	4,198	4,183	2,469	2,486
Plan participants’ contributions	—	—	—	131	848	919
Actuarial loss (gain)	2,322	13,826	(18,340)	15,871	(7,174)	6,179
Plan amendment	—	—	263	(217)	—	—
Special termination benefits	—	—	—	—	23	70
Actual expenses	—	—	(77)	(122)	—	—
Effect of curtailment or settlement	(5,772)	—	(2,107)	(14,362)	—	—
Business combination	—	—	—	5,199	—	—
Benefits paid to plan participants	(2,317)	(2,871)	(2,686)	(2,043)	(1,769)	(2,115)
Changes in foreign currency	—	—	16,431	(3,722)	—	—

Ending projected benefit obligation	$71,429	$71,775	$130,897	$127,140	$41,168	$45,402

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Change in plan assets:
Beginning fair value of plan assets	$56,762	$48,565	$51,928	$46,577	$—	$—
Actual return on plan assets	13,806	7,323	2,081	5,365	—	—
Employer contributions	2,510	3,745	14,072	12,099	921	1,196
Settlements	—	—	(2,107)	(7,663)	—	—
Actual expenses	—	—	(77)	(122)	—	—
Plan participants’ contributions	—	—	—		848	919
Business combination	—	—	—	1,505	—	—
Benefits paid to plan participants	(2,317)	(2,871)	(2,686)	(2,043)	(1,769)	(2,115)
Changes in foreign currency	—	—	8,656	(3,921)	—	—

Ending fair value of plan assets	$70,761	$56,762	$71,867	$51,928	$—	$—

The funded status, the amount by which plan assets exceed (or are less than) the projected benefit obligation, was as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Funded Status	$(668)	$(15,013)	$(59,030)	$(75,212)	$(41,168)	$(45,402)

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The amounts recognized in the consolidated balance sheets were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Accrued pension and other post retirement benefits	$(668)	$(15,013)	$(59,030)	$(75,212)	$(41,168)	$(45,402)
Accumulated other comprehensive income	9,843	22,798	30,889	45,271	(1,571)	4,869

Net amount recognized	$9,175	$7,785	$(28,141)	$(29,941)	$(42,739)	$(40,533)

The amounts comprising accumulated other comprehensive income before taxes were as follows (in thousands):

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Net transition liability	$—	$—	$99	$126	$—	$—
Net actuarial (gain) loss	—	22,787	2,474	43,099	(8,347)	15,280
Net prior service costs	9,843	11	28,316	2,046	6,776	(10,411)

Defined benefit plans, net	$9,843	$22,798	$30,889	$45,271	$(1,571)	$4,869

The net gain recognized in other comprehensive income was $33.8 million in fiscal 2011.

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Discount rate	5.9%	5.7%	3.5%	3.1%	5.8%	5.5%
Rate of compensation increase	3.5%	3.5%	3.1%	3.1%	—	—
Health care cost trend	—	—	—	—	8.5%	8.5%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2018	2017

For the postretirement medical benefit plan, a one-percentage point change in the assumed health care cost trend rates would have the following effect (in thousands):

	2011	2010	2009

Effect on total service and interest cost:
Increase 100 basis points	$676	$539	$708
Decrease 100 basis points	(553)	(449)	(588)
Effect on benefit obligation:
Increase 100 basis points	$6,827	$6,778	$4,882
Decrease 100 basis points	(5,621)	(5,955)	(4,095)

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2011	2010	2011	2010	2011	2010

Discount rate	5.7%	7.0%	3.1%	3.8%	5.5%	6.9%
Expected return on plan assets	8.3%	8.3%	4.6%	5.6%	—	—
Rate of compensation increase	3.5%	3.5%	3.1%	3.4%	—	—
Health care cost trend	—	—	—	—	8.5%	8.5%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2018	2017

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

Net Periodic Benefit Cost

The components of net periodic benefit cost for our plans consist of the following for the years ended June 30 (in thousands):

							Postretirement
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Medical Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Service cost	$1,487	$2,521	$2,404	$6,075	$5,441	$5,872	$1,369	$1,082	$1,741
Interest cost	3,934	3,799	3,612	4,198	4,183	4,319	2,469	2,486	2,883
Expected return on plan assets	(5,057)	(4,497)	(4,789)	(2,738)	(2,627)	(3,345)	—	—	—
Amortization of prior service cost	1	3	4	244	224	257	(2,065)	(2,065)	(1,354)
Amortization of unrecognized transition obligation	—	—	—	40	37	40	—	—	—
Recognized actuarial losses	745	1,010	—	2,172	1,691	647	1,331	702	818
Curtailment or settlement loss (gain)	10	82	158	419	(2,006)	3,606	23	70	(3,702)

Net periodic benefit cost	$1,120	$2,918	$1,389	$10,410	$6,943	$11,396	$3,127	$2,275	$386

The amount of accumulated other comprehensive income that was reclassified as a component of net period benefit cost in fiscal 2011 was $8.7 million. The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in fiscal 2012 is $0.2 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

Our overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The target U.S. pension asset allocation is 67% public equity investments and 33% fixed income investments. The fair value of our pension plan assets at June 30, 2011 by asset category are as follows:

		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

U.S. Plans:
Cash and marketable securities	$307	$307	$—	$—
Equity
Domestic large-cap	14,672	14,672	—	—
Domestic mid-cap growth	15,653	15,653	—	—
International large-cap	16,767	16,767	—	—
Emerging markets growth	2,218	2,218	—	—
Fixed Income
Domestic bond funds	21,144	21,144	—	—
Non-U.S. Plans:
Cash and marketable securities	$5,131	$5,131	$—	$—
Equity
Domestic large-cap	12,064	12,064	—	—
International large-cap	16,635	16,635	—	—
Other	3,883	3,883	—	—
Fixed Income
International government bond funds	23,265	23,625	—	—
Other	778	778	—	—
Real estate	1,687	—	1,687	—
Other	8,424	24	8,400	—

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the period ended June 30, 2011 (in thousands):

				Net
	Fair Value at	Return	Net	Transfers	Fair Value at
	July 1,	on Plan	Purchases/	Into/(Out of)	June 30,
	2010	Assets	Sales	Level 3	2011

Asset Category Insurance contracts	$1,553	$—	$—	$(1,553)	$—

Funding Expectations

Expected funding for the U.S. pension plan and other postretirement benefit plans for fiscal 2012 is approximately $1.0 million and $1.2 million, respectively. Expected funding for the non-U.S. plans during fiscal 2012 is approximately $14.6 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $19.0 million in any year through 2021.

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

Remeasurement/Curtailment

In fiscal 2011, we amended a defined benefit pension plan in the U.S. and remeasured the pension liability, resulting in an $11.8 million reduction in the liability as recorded in other comprehensive income.

In fiscal 2010, we recognized a $3.8 million pension curtailment gain related to a plant closing in Europe and $1.8 million pension curtailment expenses related to a plant closing in Japan.

In fiscal 2009, we recognized a $1.6 million reduction in cost of sales and a $2.1 million reduction in selling, general and administrative expense due mainly to a curtailment adjustment in our postretirement benefit plan as a result of reducing the number of employees eligible for retiree medical coverage. Separately, we also recognized in fiscal 2009 $3.8 million for restructuring costs resulting from curtailment and settlement adjustments for the early termination of participants in connection with the restructuring plan.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

13.	Debt

Total debt consisted of the following at June 30 (in thousands):

	Average
	Interest
	Rate	Maturity	2011	2010

Long-term debt:
U.S. Credit Facility	2.05%	2016	$185,000	$100,000
Unsecured bonds and term loans	0.77 - 1.31%	2012 - 2013	89,342	129,225
Mortgages, industrial development bonds and other debt	5.92%	2012 - 2013	1,528	5,132

Total long-term debt			275,870	234,357
Less current portion of long-term debt:
Unsecured bonds and term loans	0.77 - 1.31%		52,156	47,794
Mortgages, industrial development bonds and other debt	5.92%		920	3,129

Long-term debt, less current portion			222,794	183,434
Short-term borrowings
Overdraft loan	2.48%	2012	62,060	56,565
Other short-term borrowings	5.92%		4,628	2,582

Total short-term borrowings			66,688	59,147

Total debt			$342,558	$293,504

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011 that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of June 30, 2011. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2011, we were in compliance with these covenants and had outstanding borrowings of $185.0 million.

In March 2011, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 2.48%. At June 30, 2011, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $62.1 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to six month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months (Syndicated Term Loan). At June 30, 2011, the balance of the syndicated term loan approximated $24.8 million, of which $12.4 million was current.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At June 30, 2011, the outstanding balance of the unsecured bonds approximated $64.5 million, of which $39.7 million was current.

Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows (in thousands):

2012	$53,076
2013	37,762
2014	32
2015	—
2016	185,000

Total long-term debt obligations	$275,870

We had available lines of credit totaling $244.3 million at June 30, 2011 expiring between 2011 and 2016.

14.	Operating Leases

We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below (in thousands):

Year ending June 30:
2012	$16,107
2013	8,111
2014	4,698
2015	3,448
2016	2,755
2017 and thereafter	3,726

Total lease payments	$38,845

Rental expense was $16.6 million, $13.5 million and $10.6 million in fiscal 2011, 2010 and 2009, respectively.

15.	Fair Value Measurements

In accordance with ASC 820-10, fair value measurements are classified under the following hierarchy:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•	Level 2: Observable inputs other than quoted prices substantiated by market data and observable, either directly or indirectly for the asset or liability. This includes quoted prices for similar assets or liabilities in active markets.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820-10 as of June 30, 2011 (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale and trading securities	$26,073	$26,073	$—	$—
Derivative financial instruments, net	10,440	—	10,440	—

We determine the fair value of our available-for-sale securities based on quoted market prices (Level 1). We generally use derivatives for hedging purposes pursuant to ASC 815-10, which are valued based on Level 2 inputs in the ASC 820 fair value hierarchy. The fair value of our derivative financial instruments is determined by a mark-to-market valuation based on forward curves using observable market prices.

16.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage our foreign exchange and commodity cost exposures. All derivative instruments are recognized at fair value in other current assets or liabilities.

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense). The notional amounts of the forward contracts were $175.6 million and $143.6 million at June 30, 2011 and 2010, respectively, with corresponding fair values of a $2.7 million asset at June 30, 2011 and a $1.7 million liability at June 30, 2010.

Cash Flow Hedges

We use derivatives in the form of call options to hedge the variability of gold and copper costs. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income and reclassified to cost of sales during the period the commodity is sold. The fair values of the call options were $7.8 million and $5.4 million at June 30, 2011 and 2010, respectively.

For the fiscal years ending June 30, 2011 and 2010, the impact to accumulated other comprehensive income and earnings from cash flow hedges follows (in thousands):

	2011	2010

Unrealized gain recognized in accumulated other comprehensive income	$231	$2,092
Realized gain reclassified into earnings	7,119	5,662

We had no material derivative instruments outstanding at June 30, 2009. The net impact of gains and losses on such instruments was not material to the results of operations for fiscal 2009.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

17.	Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2011.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2011.

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.

Changes in common stock for the years ended June 30 follows (in thousands):

			Class A
	Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Outstanding at June 30, 2008	112,195	$5,610	109,841	$5,492	(44,692)	$(1,009,021)
Exercise of stock options	—	—	539	27	(234)	(3,959)
Purchase of treasury stock	—	—	—	—	(4,507)	(76,342)
Issuance of stock awards	—	—	7	—	—	—
Other	9	—	81	4	—	—

Outstanding at June 30, 2009	112,204	$5,610	110,468	$5,523	(49,433)	$(1,089,322)

Exercise of stock options	—	—	1,293	65	(509)	(8,765)
Purchase of treasury stock	—	—	—	—	—	—
Issuance of stock awards	—	—	1	—	—	—
Other	—	—	77	4	—	—

Outstanding at June 30, 2010	112,204	$5,610	111,839	$5,592	(49,942)	$(1,098,087)
Exercise of stock options	—	—	1,484	74	(414)	(7,952)
Purchase of treasury stock	—	—	—	—	—	—
Issuance of stock awards	—	—	1	—	—	—
Other	—	—	76	4	—	—

Outstanding at June 30, 2011	112,204	$5,610	113,400	$5,670	(50,356)	$(1,106,039)

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

18.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the fiscal years ended June 30 follows (in thousands):

	2011	2010

Foreign currency translation adjustments	$403,155	$255,383
Non-current deferred tax asset	13,119	16,962
Accumulated transition obligation	(99)	(126)
Accumulated prior service credit	5,873	8,354
Accumulated actuarial net loss	(44,935)	(81,167)
Unrealized gains on investments	3,330	1,364

Total	$380,443	$200,770

19.	Stock Incentive Plans

Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost was $22.5 million, $27.0 million and $26.5 million for fiscal 2011, 2010 and 2009, respectively. The income tax benefits related to share-based compensation were $8.2 million, $9.9 million and $9.7 million for fiscal 2011, 2010 and 2009, respectively.

Stock Options

For fiscal 2011 and 2010, stock options that we grant to employees who are not executive officers (“non-officer employees”) are options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant with a term of 10 years.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

		Exercise
	Shares	Price

Outstanding at June 30, 2008	9,403	$20.38
Granted	2,573	17.95
Exercised	(343)	12.27
Forfeited or expired	(815)	23.32

Outstanding at June 30, 2009	10,818	$19.83
Granted	1,095	15.98
Exercised	(829)	12.76
Forfeited or expired	(2,186)	22.56

Outstanding at June 30, 2010	8,898	$19.27
Granted	2,871	18.34
Exercised	(929)	12.32
Forfeited or expired	(1,027)	23.42

Outstanding at June 30, 2011	9,813	$18.96

Exercisable at June 30, 2011	4,001	$22.03

At June 30, 2011, exercisable options had an aggregate intrinsic value of $10.3 million with a weighted-average remaining contractual life of 2.9 years. In addition, there were 5.6 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $27.2 million. Total options outstanding had an aggregate intrinsic value of $38.7 million with a weighted-average remaining contractual life of 5.4 years. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $7.8 million, $4.2 million and $1.7 million, respectively.

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

	2011	2010		2009

Weighted-average fair value of options granted:
At market value of underlying stock	$4.33		$4.49	$3.91
At less than market value of underlying stock	n/a	$	n/a	$10.73
Assumptions:
Dividend yield	3.49%		3.82%	3.61%
Expected volatility	35.76%		35.62%	32.33%
Risk-free interest rate	1.80%		3.70%	2.53%
Expected life of option (years)	6.53		7.94	5.37

At June 30, 2011, there were options outstanding to purchase 9.8 million shares of Class A Common Stock.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Stock Awards

Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock. Generally, these grants vest 25% per year over four years beginning the first anniversary date of the award. Stock awards transactions are summarized as follows (shares in thousands):

		Fair Market
	Shares	Value

Nonvested shares at June 30, 2008	571	$25.14
Granted	944	19.48
Vested	(196)	25.26
Forfeited	(23)	23.38

Nonvested shares at June 30, 2009	1,296	$21.03

Granted	587	15.97
Vested	(464)	22.14
Forfeited	(48)	23.97

Nonvested shares at June 30, 2010	1,371	$18.47
Granted	1,003	17.52
Vested	(555)	20.08
Forfeited	(5)	15.63

Nonvested shares at June 30, 2011	1,814	$17.45

At June 30, 2011, there was $39.0 million of total unrecognized compensation cost related to the above nonvested stock awards. We expect to recognize the cost of these stock awards over a weighted-average period of 2.8 years. The total fair value of shares vested during fiscal 2011, 2010 and 2009 was $11.2 million, $10.2 million and $5.0 million, respectively.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

unfavorable rulings or other events could occur. If unfavorable final outcomes were to occur, then there exists the possibility of a material adverse impact.

Employment and Benefits Litigation

In 2009, a French subsidiary of Molex, Molex Automotive SARL, decided to close a facility it operated in Villemur-sur-Tarn, France. Molex Automotive SARL submitted a social plan to Molex Automotive SARL’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by Molex Automotive SARL in 2009, which made payments to those employees until September 2010. In September 2010, former employees of Molex Automotive SARL who were covered under the social plan filed suit against Molex Automotive SARL in the Toulouse Labor Court, requesting additional compensation on the basis that their dismissal was not economically justified. The total amount sought by the former employees of Molex Automotive SARL is approximately €24 million ($34.8 million). Molex initiated liquidation of Molex Automotive SARL, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving Molex Automotive SARL. In June 2011, Molex Incorporated received notice that it had been added as a defendant in the Toulouse Labor Court proceedings and is requested to attend a hearing on October 20, 2011. We intend to vigorously contest the attempt by the former employees to seek compensation from Molex Incorporated.

Molex Japan Co., Ltd

As we previously reported in our fiscal 2010 Annual Report on Form 10-K, we launched an investigation into unauthorized activities at Molex Japan Co., Ltd. in April 2010. We learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. We retained outside legal counsel, and they retained forensic accountants, to investigate the matter. The investigation has been completed.

On August 31, 2010, Mizuho Bank (Mizuho), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($37.2 million), ¥5 billion ($62.1 million), ¥5 billion ($62.1 million) and ¥2 billion ($24.8 million), other loan-related expenses of approximately ¥106 million ($1.3 million) and interest and delay damages of approximately ¥2.5 billion ($31.2 million) as of June 30, 2011. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint, Mizuho filed plaintiff’s brief no. 1 on December 15, 2010, Molex Japan filed defendant’s brief no. 1 on February 16, 2011 and Mizuho filed plaintiff’s brief no. 2 on April 20, 2011. Molex Japan filed defendant’s brief no. 2 on June 28, 2011 and the court instructed Mizuho to file a reply brief by the end of August. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 3 for accounting treatment of the accrual for unauthorized activities in Japan.

As we reported on April 29, 2011, the Securities and Exchange Commission informed us that the SEC has issued a formal order of private investigation in connection with the activities in Molex Japan Co., Ltd. We are fully cooperating with the SEC’s investigation.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

21.	Segment and Related Information

We have two global product reportable segments: Connector and Custom & Electrical. The reportable segments represent an aggregation of three operating segments.

•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Information by segment for the years ended June 30 is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total

2011:
Net revenue from external customers	$2,600,469	$985,120	$1,745	$3,587,334
Income (loss) from operations(1)	396,233	154,370	(120,404)	430,199
Depreciation & amortization	197,173	28,607	16,391	242,171
Capital expenditures	225,608	24,065	12,573	262,246
2010:
Net revenue from external customers	$2,177,014	$828,905	$1,288	$3,007,207
Income (loss) from operations(1)	123,980	111,083	(97,261)	137,802
Depreciation & amortization	189,937	33,421	15,308	238,666
Capital expenditures	203,095	15,678	10,704	229,477
2009:
Net revenue from external customers	$1,789,139	$790,601	$2,101	$2,581,841
Income (loss) from operations(1)	(125,604)	(152,443)	(70,834)	(348,881)
Depreciation & amortization	201,303	33,283	17,316	251,902
Capital expenditures	144,176	18,613	15,154	177,943

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

(1)	Operating results include the following charges (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total

Fiscal 2011:
Unauthorized activities in Japan (Note 3)	$—	$—	$14,476	$14,476
Fiscal 2010:
Restructuring costs and asset impairments	$100,273	$12,234	$4,398	$116,905
Unauthorized activities in Japan	—	—	26,898	26,898
Fiscal 2009:
Restructuring costs and asset impairments	$93,876	$23,012	$18,343	$135,231
Goodwill impairments	93,140	171,000	—	264,140
Intangible asset impairments	—	16,300	—	16,300
Unauthorized activities in Japan	—	—	2,685	2,685

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division.

Customer net revenue and net property, plant and equipment by significant countries are summarized as follows (in thousands):

	2011	2010	2009

Customer net revenue:
United States	$849,521	$568,839	$535,079
Japan	563,496	541,126	444,043
China	1,133,561	833,759	613,743
Net property, plant and equipment:
United States	$202,291	$271,018	$274,840
Japan	288,498	264,477	272,753
China	301,672	274,642	233,487

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows for the years ended June 30 (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total

2011	$1,913,675	$503,443	$98,732	$2,515,850
2010	$1,720,866	$437,614	$100,965	$2,259,445

The reconciliation of segment assets to consolidated total assets at June 30 follows (in thousands):

	2011	2010

Segment assets	$2,515,850	$2,259,445
Other current assets	707,943	571,520
Other non-current assets	374,059	405,613

Consolidated total assets	$3,597,852	$3,236,578

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

22.	Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2011 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$897,672	$901,465	$874,531	$913,666
Gross profit	275,076	271,045	260,614	281,402
Net income	75,104	78,283	68,145	77,276
Basic earnings per share	0.43	0.45	0.39	0.44
Diluted earnings per share	0.43	0.45	0.39	0.44

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

During fiscal 2010, we recognized restructuring expenses related to our restructuring plan and asset impairment charges (see Note 6). We did not recognize any restructuring expenses or goodwill impairment charges in fiscal 2011. The table below summarizes the impact on net income of these items on each of the quarters during fiscal 2010 (in thousands):

Restructuring
Costs and
Asset
Impairments

Fiscal 2010:
First quarter	$38,547
Second quarter	22,154
Third quarter	7,440
Fourth quarter	24,694

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index of Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August [5], 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
August 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited Molex Incorporated’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molex Incorporated as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of Molex Incorporated and our report dated August [5], 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
August 5, 2011

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

The information under the captions “Item 1 — Election of Directors,” “Board Independence,” “Board and Committee Information,” “Board Leadership Structure,” “Corporate Governance Principles,” “Risk Oversight” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement for the Annual Meeting of Stockholders (“2011 Proxy Statement”) is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated herein by reference in this section.

Item 11.	Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Report of the Compensation Committee” and “Executive Compensation” in our 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More than 5% Shareholders” in our 2011 Proxy Statement is incorporated herein by reference.

We currently maintain equity compensation plans that provide for the issuance of Molex stock to directors, executive officers and other employees. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of June 30, 2011.

(c)
Number of securities
remaining available
	(a)		(b)		for future issuance
	Number of shares		Weighted-average		under equity
	to be issued upon		exercise price		compensation plans
	exercise of outstanding		of outstanding		(excluding shares
	options		options		reflected in column (a))
	Common	Class A	Common	Class A	Common	Class A
Plan Category	Stock	Stock	Stock	Stock	Stock	Stock

Equity compensation plans approved by stockholders	—	11,627,100	$—	$18.57	—	7,851,377
Equity compensation plans not approved by stockholders	—	—	—	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance — Board Independence,” and “Transactions with Related Persons,” in our 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the captions “Audit Matters — Independent Auditor’s Fees” and “Audit Matters — Policy on Audit Committee Pre-Approval of Services” in our 2011 Proxy Statement is incorporated herein by reference.

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

Molex Incorporated

Schedule II — Valuation and Qualifying Accounts
For the Years Ended June 30, 2011, 2010 and 2009
(in thousands)

	Balance at			Other/	Balance at
	Beginning	Charges		Currency	End
	of Period	to Income	Write-Offs	Translation	of Period

Receivable Reserves:
Year ended 2011:
Allowance for doubtful accounts	$2,511	$2,012	$(889)	$—	$3,634
Returns and customer rebates	41,139	81,170	(81,155)	(2,491)	38,663

Total	$43,650	$83,182	$(82,044)	$(2,491)	$42,297

Year ended 2010:
Allowance for doubtful accounts	$3,572	$(654)	$(407)	$—	$2,511
Returns and customer rebates	29,021	86,633	(75,602)	1,087	41,139

Total	$32,593	$85,979	$(76,009)	$1,087	$43,650

Year ended 2009:
Allowance for doubtful accounts	$2,772	$1,867	$(1,067)	$—	$3,572
Returns and customer rebates	37,471	81,829	(88,727)	(1,552)	29,021

Total	$40,243	$83,696	$(89,794)	$(1,552)	$32,593
Inventory Reserves:

Year ended 2011:
Slow and excess	$35,019	$17,700	$(19,022)	$3,998	$37,695
Other	4,145	—	—	(449)	3,696

Total	$39,164	$17,700	$19,022	$3,549	$41,391

Year ended 2010:
Slow and excess	$38,181	$8,697	$(12,168)	$309	$35,019
Other	2,871	1,462	—	(188)	4,145

Total	$41,052	$10,159	$(12,168)	$121	$39,164

Year ended 2009:
Slow and excess	$39,395	$21,607	$(21,492)	$(1,329)	$38,181
Other	3,407	(92)	—	(444)	2,871

Total	$42,802	$21,515	$(21,492)	$(1,773)	$41,052

Deferred tax asset valuation allowance:
Year ended 2011	$80,935	$2,510	$(9,572)	$(2,015)	$71,858
Year ended 2010	$77,399	$14,443	$(4,601)	$(6,306)	$80,935
Year ended 2009	$38,289	$39,110	$—	$—	$77,399

Molex Incorporated

Index of Exhibits

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000. (File No. 000-07491)
3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.2 to our Form 8-K filed on February 3, 2011. (File No. 000-07491)
4	Instruments defining rights of security holders	See Exhibit 3.1
10.1	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.2	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.3	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.4	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.5	2005 Molex Supplemental Executive Retirement Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended December 31, 2010. (File No. 000-07491)
10.6	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.7 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.7	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006. (File No. 000-07491)
10.8	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Appendix V to our 2007 Proxy Statement. (File No. 000-07491)
10.9	Form of Stock Option Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.10	Form of Restricted Stock Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.11	2005 Molex Incentive Stock Option Plan, as amended and restated	Incorporated by reference to Appendix VI to our 2007 Proxy Statement. (File No. 000-07491)
10.12	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.12 to our Form 10-K for the period ended June 30, 2007. (File No. 000-07491)
10.13	Molex Incorporated Annual Incentive Plan	Incorporated by reference to Appendix III to our 2008 Proxy Statement. (File No. 000-07491)
10.14	2008 Molex Stock Incentive Plan, as amended	Filed herewith
10.15	Separation Agreement between David B. Root and Molex Incorporated dated April 6, 2009.	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 9, 2009. (File No. 000-07491)
10.16	Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 30, 2009. (File No. 000-07491)

Exhibit
Number		Description	Location

10.17		Amendment No. 1 to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent	Incorporated by reference to Exhibit 10 to our quarterly report on Form 10-Q for the period ended December 31, 2009. (File No. 000-07491)
10.18		Waiver to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent.	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the period ended June 30, 2010. (File No. 000-07491).
10.19		Amendment No. 2 to Credit Agreement dated March 25, 2011 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent.	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 30, 2011 (File No. 000-07491).
10.20		Amendment No. 3 to Credit Agreement dated June 28, 2011 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent. Filed herewith.	Filed herewith
21		Subsidiaries of the Company	Filed herewith
23		Consent of Ernst & Young, LLP	Filed herewith
31.1		Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2		Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	.INS	XBRL Instance Document	Furnished herewith
101	.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

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

August 5, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 5, 2011	Co-Chairman of the Board	/s/ FREDERICK A. KREHBIEL Frederick A. Krehbiel

August 5, 2011	Co-Chairman of the Board	/s/ JOHN H. KREHBIEL, JR. John H. Krehbiel, Jr.

August 5, 2011	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ MARTIN P. SLARK Martin P. Slark

August 5, 2011	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ DAVID D. JOHNSON David D. Johnson

August 5, 2011	Vice President, Chief Accounting Officer (Principal Accounting Officer)	/s/ K. TRAVIS GEORGE K. Travis George

August 5, 2011	Director	/s/ FRED L. KREHBIEL Fred L. Krehbiel

August 5, 2011	Director	/s/ MICHAEL J. BIRCK Michael J. Birck

August 5, 2011	Director	/s/ MICHELLE L. COLLINS Michelle L. Collins

August 5, 2011	Director	/s/ EDGAR D. JANNOTTA Edgar D. Jannotta

August 5, 2011	Director	/s/ DAVID L. LANDSITTEL David L. Landsittel

August 5, 2011	Director	/s/ JOE W. LAYMON Joe W. Laymon

August 5, 2011	Director	/s/ DONALD G. LUBIN Donald G. Lubin

August 5, 2011	Director	/s/ JAMES S. METCALF James S. Metcalf

August 5, 2011	Director	/s/ ROBERT J. POTTER Robert J. Potter

August 5, 2011	Director	/s/ ANIRUDH DHEBAR Anirudh Dhebar