Form 10-Q
period 2011-09-30
MOLEX INC
filed 2011-10-27
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 19, 2011, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	80,142,915
Class B Common Stock	94,255

Molex Incorporated

PART I

Item 1.	Financial Statements
Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	Sept. 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$557,376	$532,599
Marketable securities	11,150	13,947
Accounts receivable, less allowances of $40,685 and $42,297 respectively	782,833	811,449
Inventories	547,209	535,953
Deferred income taxes	131,819	129,158
Other current assets	40,917	32,239

Total current assets	2,071,304	2,055,345
Property, plant and equipment, net	1,144,023	1,168,448
Goodwill	148,349	149,452
Non-current deferred income taxes	39,404	38,178
Other assets	177,498	186,429

Total assets	$3,580,578	$3,597,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$129,781	$119,764
Accounts payable	349,657	359,812
Accrued expenses:
Accrual for unauthorized activities in Japan	191,873	182,460
Income taxes payable	32,349	2,383
Other	222,930	217,628

Total current liabilities	926,590	882,047
Other non-current liabilities	22,253	23,879
Accrued pension and postretirement benefits	96,232	100,866
Long-term debt	176,925	222,794

Total liabilities	1,222,000	1,229,586

Commitments and contingencies Stockholders’ equity:
Common stock	11,302	11,285
Additional paid-in capital	680,869	674,494
Retained earnings	2,453,482	2,408,083
Treasury stock	(1,107,670)	(1,106,039)
Accumulated other comprehensive income	320,595	380,443

Total stockholders’ equity	2,358,578	2,368,266

Total liabilities and stockholders’ equity	$3,580,578	$3,597,852

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010
Net revenue	$935,985	$897,672
Cost of sales	643,257	622,596

Gross profit	292,728	275,076

Selling, general and administrative	169,225	157,056
Unauthorized activities in Japan	2,922	5,542

Total operating expenses	172,147	162,598

Income from operations	120,581	112,478

Interest expense, net	1,391	1,335
Other (income) expense	(276)	351

Total other expense, net	1,115	1,686

Income before income taxes	119,466	110,792

Income taxes	38,949	35,688

Net income	$80,517	$75,104

Earnings per share:
Basic	$0.46	$0.43
Diluted	$0.46	$0.43

Dividends declared per share	$0.2000	$0.1525

Average common shares outstanding:
Basic	175,466	174,370
Diluted	176,585	175,156
See accompanying notes to condensed consolidated financial statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$80,517	$75,104
Add non-cash items included in net income:
Depreciation and amortization	61,239	59,108
Share-based compensation	5,135	5,149
Other non-cash items	5,991	8,634
Changes in assets and liabilities:
Accounts receivable	22,927	(29,343)
Inventories	(18,260)	(57,988)
Accounts payable	(10,702)	(24,876)
Other current assets and liabilities	28,890	27,886
Other assets and liabilities	(25,188)	(1,079)

Cash provided from operating activities	150,549	62,595
Investing activities:
Capital expenditures	(42,804)	(71,192)
Proceeds from sales of property, plant and equipment	1,396	643
Proceeds from sales or maturities of marketable securities	4,868	2,184
Purchases of marketable securities	(2,777)	(1,257)

Cash used for investing activities	(39,317)	(69,622)
Financing activities:
Proceeds from revolving credit facility	30,000	20,000
Payments on revolving credit facility	(195,000)	(10,000)
Payments on short-term loans	(27,266)	—
Proceeds from issuance of long-term debt	150,000	797
Payments of long-term debt	(143)	(24,840)
Cash dividends paid	(35,068)	(26,565)
Exercise of stock options	620	358
Other financing activities	(1,014)	(967)

Cash used for financing activities	(77,871)	(41,217)
Effect of exchange rate changes on cash	(8,584)	12,536

Net increase (decrease) in cash and cash equivalents	24,777	(35,708)
Cash and cash equivalents, beginning of period	532,599	376,352

Cash and cash equivalents, end of period	$557,376	$340,644

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
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2011 are not necessarily an indication of the results that may be expected for the year ending June 30, 2012. The Condensed Consolidated Balance Sheet as of June 30, 2011 was derived from our audited consolidated financial statements for the year ended June 30, 2011. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.
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
2. Unauthorized Activities in Japan
     As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2011, we investigated unauthorized activities at Molex Japan Ltd. Based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of the legal proceedings reported in Note 14 of the Notes to the Condensed Consolidated Financial Statements.
     We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $191.9 million as of September 30, 2011, including $26.1 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $39.8 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.
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

     Changes in the restructuring accrual balance are summarized as follows (in thousands):

Balance at June 30, 2011	$14,049
Cash payments	(752)
Non-cash related costs	(569)

Balance at September 30, 2011	$12,728

4. Acquisitions
     During the third quarter of fiscal 2011, we completed an asset acquisition of an active optical cable business for $24.6 million and recorded goodwill of $14.6 million. The purchase price includes contingent consideration up to $5.8 million payable through fiscal 2013 upon the seller meeting certain criteria. The purchase price allocation for this acquisition is complete.
5. Earnings Per Share
     A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net income	$80,517	$75,104

Basic weighted average common shares outstanding	175,466	174,370
Effect of dilutive stock options	1,119	786

Diluted weighted average common shares outstanding	176,585	175,156

Earnings per share:
Basic	$0.46	$0.43
Diluted	$0.46	$0.43
     Excluded from the computations above were anti-dilutive shares of 5.6 million and 6.1 million for the three months ended September 30, 2011 and 2010, respectively.
6. Comprehensive Income
     Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net income	$80,517	$75,104
Translation adjustments	(58,724)	70,255
Unrealized investment (loss) gain	(1,124)	49

Total comprehensive income	$20,669	$145,408

7. Inventories
     Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Sept. 30,	June 30,
	2011	2011
Raw materials	$96,839	$91,362
Work in process	151,132	143,888
Finished goods	299,238	300,703

Total inventories	$547,209	$535,953

8. Pensions and Other Postretirement Benefits
     The components of pension benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Service cost	$1,381	$2,197
Interest cost	2,123	1,967
Expected return on plan assets	(2,166)	(1,812)
Amortization of prior service cost	65	53
Recognized actuarial losses	290	893
Amortization of transition obligation	10	9

Benefit cost	$1,703	$3,307

     The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Service cost	$274	$342
Interest cost	586	617
Amortization of prior service cost	(516)	(516)
Recognized actuarial losses	82	333

Benefit cost	$426	$776

9. Debt
     Total debt consisted of the following (in thousands):

	Average
	Interest		September 30,	June 30,
	Rate	Maturity	2011	2011
Long-term debt:
Private Placement	2.91 — 4.28%	2016 — 2021	$150,000	$—
U.S. Credit Facility	1.74%	2016	20,000	185,000
Unsecured bonds and term loans	0.77 — 1.31%	2012 — 2013	66,531	89,342
Other debt	5.92%	2012 — 2013	1,498	1,528

Total long-term debt			238,029	275,870
Less current portion of long-term debt:
Unsecured bonds and term loans	0.77 — 1.31%		60,070	52,156
Other debt	Varies		1,034	920

Long-term debt, less current portion			176,925	222,794

Short-term borrowings
Overdraft loan	2.48%	2012	65,265	62,060
Other short-term borrowings	5.92%		3,412	4,628

Total short-term borrowings			68,677	66,688

Total debt			$306,706	$342,558

     On August 18, 2011, we issued senior notes totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Note Purchase Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2011, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.
     In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of September 30, 2011. The Credit Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The Credit Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of September 30, 2011, we were in compliance with these covenants and had outstanding borrowings of $20.0 million.
     In September 2011, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 2.48%. At September 30, 2011, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $65.3 million.
     In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to the six month Tokyo Interbank Offered Rate plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At September 30, 2011, the balance of the syndicated term loan approximated $19.5 million, of which $13.1 million was current.
     In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At September 30, 2011, the outstanding balance of the unsecured bonds approximated $47.0 million which is classified as current.

     Certain assets, including equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows (in thousands):

2012	$61,104
2013	6,925
2014	—
2015	—
2016	70,000
Thereafter	$100,000

Total long-term debt obligations	$238,029

     We had available lines of credit totaling $406.4 million at September 30, 2011, including a $350.0 million unsecured, five-year revolving credit facility with $330.0 million available as of September 30, 2011. The lines of credit expire between 2011 and 2021.
10. Income Taxes
     The effective tax rate was 32.6% for the three months ended September 30, 2011 and 32.2% for the three months ended September 30, 2010.
     We are subject to tax in U.S. Federal, state and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2007. The tax years 2008 through 2010 remain open to examination by all major taxing jurisdictions to which we are subject.
     It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of September 30, 2011, there were no material interest or penalty amounts to accrue.
11. Fair Value Measurements
     The following table summarizes our financial assets and liabilities as of September 30, 2011, which are measured at fair value on a recurring basis (in thousands):

Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale and trading securities	$23,142	$23,142	$—	$—
Derivative financial instruments, net	4,861	—	4,861	—
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
Derivatives Not Designated as Hedging Instruments
     We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-

functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense). The notional amounts of the forward contracts were $155.9 million and $175.6 million at September 30, 2011 and June 30, 2011, respectively, with corresponding fair values of a $5.0 million liability at September 30, 2011 and a $2.7 million asset at June 30, 2011.
Cash Flow Hedges
     We use derivatives in the form of call options to hedge the variability of gold and copper costs. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $9.9 million and $7.8 million at September 30, 2011 and June 30, 2011, respectively. These call options have maturities of 12 months or less.
     For the three months ended September 30, 2011 and 2010, the impact to accumulated other comprehensive income and earnings from cash flow hedges follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Unrealized gain (loss) recognized in accumulated other comprehensive income	$1,502	$(722)
Gain reclassified into earnings	1,845	2,136
13. New Accounting Pronouncements
     In September 2011, the Financial Accounting Standards Board (the FASB) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning July 1, 2012, with early adoption permitted. This new guidance will not have a material impact on our consolidated financial statements.
     In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220). This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us for the quarter ended March 31, 2012 and will amend our presentation of the components of comprehensive income.
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

Employment and Benefits Litigation
     In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24 million ($32.5 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer. Molex shall file its necessary submission in advance of the court hearings. The Toulouse Labor Court has scheduled two hearings, one on March 5, 2012 for employees who fall within the executives section and another on April 5, 2012 for all other employees. We intend to vigorously contest the attempt by the former employees to seek additional compensation from Molex.
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
     On August 31, 2010, Mizuho Bank (Mizuho), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($39.2 million), ¥5 billion ($65.3 million), ¥5 billion ($65.3 million) and ¥2 billion ($26.1 million), other loan-related expenses of approximately ¥106 million ($1.4 million) and interest and delay damages of approximately ¥2.9 billion ($38.4 million) as of September 30, 2011. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and subsequently both parties have submitted additional briefs to the court. The next court hearing is scheduled for November 16, 2011. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for accounting treatment of the accrual for unauthorized activities in Japan.
     As we reported on April 29, 2011, the Securities and Exchange Commission (the SEC) has informed us that the SEC has issued a formal order of private investigation in connection with the activities in Molex Japan. We are fully cooperating with the SEC’s investigation.

15. Segments and Related Information
     Our reportable segments consist of the Connector and Custom & Electrical segments:
•	The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications as well as fine-pitch, low-profile connectors for the consumer and commercial markets. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.
•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components, including connectors, across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.
     Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:
September 30, 2011:
Revenues from external customers	$678,780	$256,794	$411	$935,985
Income (loss) from operations	106,262	41,908	(27,589)	120,581
Depreciation & amortization	50,075	7,127	4,037	61,239
Capital expenditures	34,701	6,914	1,189	42,804

September 30, 2010:
Revenues from external customers	$661,136	$236,031	$505	$897,672
Income (loss) from operations	98,647	42,566	(28,735)	112,478
Depreciation & amortization	47,536	7,523	4,049	59,108
Capital expenditures	58,757	7,254	5,181	71,192
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
     Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
September 30, 2011	$1,899,592	$479,216	$95,257	$2,474,065
June 30, 2011	1,913,675	503,443	98,732	2,515,850
     The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Sept. 30,	June 30,
	2011	2011
Segment assets	$2,474,065	$2,515,850
Other current assets	741,262	707,943
Other non-current assets	365,251	374,059

Consolidated total assets	$3,580,578	$3,597,852

Molex Incorporated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”
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
     Net revenue increased during the three months ended September 30, 2011 compared with the prior year period primarily due to favorable foreign currency translation. Customer demand improved in the infotech and automotive markets with the release of new products, but was offset by decreases in the telecommunications, consumer and industrial markets. Gross profit improved due to higher net revenue, particularly in Japan, and higher absorption from increased production. We increased prices to partially offset rising input costs, which improved gross profit compared with the prior year period. The improved gross profit and cost control efforts improved our operating income during the three months ended September 30, 2011 compared with the prior year period.
     The markets in which we compete are highly competitive. Our financial results may be influenced by the following factors: our ability to successfully execute our business strategy; competition for customers; raw material prices; product and price competition; economic conditions in various geographic regions; foreign currency exchange rates; interest rates; changes in technology; fluctuations in customer demand; patent and intellectual property issues; availability of credit and general market liquidity; natural disasters; litigation results; investigations and legal proceedings and regulatory developments. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems. Our sales are also dependent on end markets impacted by consumer, industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those end markets.
Unauthorized Activities in Japan
     As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2011, we investigated unauthorized activities at Molex Japan Ltd. Based on the results of the completed investigation, we recorded for accounting purposes an accrued liability for the effect of unauthorized activities pending the resolution of the legal proceedings reported in Note 14 of the Notes to the Condensed Consolidated Financial Statements.
     We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010, with approximately $167.4 million of losses occurring prior to June 30, 2007. The accrued liability for these potential net losses was $191.9 million as of September 30, 2011, including $26.1 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the outstanding unauthorized loans, we would recognize a gain in that amount. In addition, we have a contingent liability of $39.8 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.
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
     The information concerning our critical accounting policies can be found under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.
Results of Operations
     The following table sets forth consolidated statements of operations data as a percentage of net revenue for the three months ended September 30 (in thousands):

		Percentage		Percentage
	2011	of Revenue	2010	of Revenue
Net revenue	$935,985	100.0%	$897,672	100.0%
Cost of sales	643,257	68.7%	622,596	69.4%

Gross profit	292,728	31.3%	275,076	30.6%

Selling, general & administrative	169,225	18.1%	157,056	17.5%
Unauthorized activities in Japan	2,922	0.3%	5,542	0.6%

Income from operations	120,581	12.9%	112,478	12.5%

Other expense, net	1,115	0.1%	1,686	0.2%

Income before income taxes	119,466	12.8%	110,792	12.3%
Income taxes	38,949	4.2%	35,688	3.9%

Net income	$80,517	8.6%	$75,104	8.4%

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
     Net revenue increased in the infotech and automotive markets during the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 (comparable quarter) as customer demand improved over the prior year, but declined in the telecommunications, consumer and industrial markets. Net revenue increased in the infotech and consumer markets during the first quarter of fiscal 2012 compared with the fourth quarter of fiscal 2011 (sequential quarter), but declined in the telecommunications and industrial markets. The increase (decrease) in net revenue from each market during the first quarter of fiscal 2012 compared with the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Telecommunications	(5)%	(2)%
Infotech	20	6
Consumer	(2)	14
Industrial	(4)	(6)
Automotive	17	—
     Telecommunications market net revenue decreased against the comparable quarter due to decreases in demand for certain mobile products partially offset by increased infrastructure spending on networking. Telecommunications market net revenue decreased against the sequential quarter primarily due to decreased infrastructure spending partially offset by improved demand for mobile products, including higher demand for smartphones and our customers’ introduction of smartphone models.
     Infotech market net revenue increased significantly against the comparable quarter primarily due to increased content and strong demand for notebook computers and tablet devices. Infotech market net revenue increased against the sequential quarter on increased demand for tablet devices.
     Consumer market net revenue decreased against the comparable quarter due to lower demand for our components in flat panel display televisions, partially offset by increased demand in gaming equipment. Net revenue increased against the sequential quarter primarily due to delayed pre-holiday production volumes in home entertainment and gaming equipment from the prior quarter.
     Industrial market net revenue decreased against the comparable and sequential quarters due to softening demand for semiconductor and production equipment from our customers’ decreased production and relatively high levels of inventory in the distribution channel.
     Automotive market net revenue increased against the comparable quarter due to increased global automobile production and our customers’ increasing electronic content in automobiles, such as navigational and entertainment systems, mobile communication and products to promote fuel efficiency. The automotive market remained unchanged against the sequential quarter.

The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended
	September 30,
	2011	2010
Americas	24%	24%
Asia Pacific	63	63
Europe	13	13

Total	100%	100%

     The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

Three Months
Ended
Sept. 30, 2011
Net revenue for prior year period	$897,672
Components of net revenue change:
Organic net revenue decline	(18,595)
Currency translation	52,875
Acquisitions	4,033

Total change in net revenue from prior year period	38,313

Net revenue for current year period	$935,985

Organic net revenue decline as a percentage of net revenue from prior year period	(2.1)%
     Organic net revenue decreased during the three months ended September 30, 2011 compared with the prior year period as customer demand decreased in certain primary markets. We completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011.
     Foreign currency translation increased net revenue approximately $52.9 million for the three months ended September 30, 2011 principally due to a stronger Japanese yen, partially offset by a weaker euro against the U.S. dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended September 30, 2011
	Local	Currency	Net
	Currency	Translation	Change
Americas	$3,835	$384	$4,219
Asia Pacific	(8,186)	36,888	28,702
Europe	(9,010)	15,603	6,593
Corporate & Other	(1,201)	—	(1,201)

Net change	$(14,562)	$52,875	$38,313

     The change in net revenue on a local currency basis was as follows:

Three Months
Ended
Sept. 30, 2011
Americas	1.8%
Asia Pacific	(1.5)
Europe	(7.6)

Total	(1.6)%

Gross Profit
     The following table provides a summary of gross profit and gross margin for the three months ended September 30 (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Gross profit	$292,728	$275,076
Gross margin	31.3%	30.6%
     The increase in gross profit and gross margin for the three months ended September 30, 2011 was primarily due to higher net revenue and higher absorption from increased production. We also increased prices to partially offset rising input costs, which improved gross profit and gross margin. The improvements in gross profit and gross margin were partially offset by the impact of price erosion and material price increases.
     A significant portion of our material cost is comprised of copper and gold. We purchased approximately 6.0 million pounds of copper and approximately 29,000 troy ounces of gold during the first quarter of fiscal 2012. The following table shows the change in average prices related to our purchases of copper and gold for the three months ended September 30 (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Copper (price per pound)	$4.07	$3.30
Gold (price per troy ounce)	1,702.00	1,228.00
     Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in gold and copper prices by hedging with call options a portion of our projected net global purchases of gold and copper. The hedges reduced cost of sales by $1.8 million for the three months ended September 30, 2011 and reduced cost of sales by $2.2 million for the three months ended September 30, 2010.
     The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three months ended September 30 (in thousands):

Three Months
Ended
Sept. 30, 2011
Price erosion	$(24,018)
Currency translation	16,975
Currency transaction	(18,606)
     Price erosion is measured as the reduction in prices of our products year over year, which reduces our gross profit, particularly in our Connector segment, where we have the largest impacts of price erosion. A significant portion of our price erosion occurred in mobile phone connector products as our customers introduced new versions of mobile products. Mobile phones and smartphones are part of our telecommunications market.
     The increase in gross profit due to currency translation was primarily due to a stronger Japanese yen against other currencies and a general weakening of the U.S. dollar against other currencies, during the three months ended September 30, 2011.
     Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a stronger Japanese yen and a general weakening of the U.S dollar against most currencies, partially offset by a weaker euro against the U.S. dollar during the three months ended September 30, 2011.
Operating Expenses
     Operating expenses were as follows as of September 30 (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Selling, general and administrative	$169,225	$157,056
Unauthorized activities in Japan	2,922	5,542

Selling, general and administrative as a percentage of net revenue	18.1%	17.5%
     Selling, general and administrative expenses increased $12.2 million compared to the prior year period. The impact of currency translation increased selling, general and administrative expenses approximately $8.1 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively.
     Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $43.9 million, or 4.7% of net revenue for the three months ended September 30, 2011, compared with $40.5 million, or 4.5% of net revenue for the comparable prior year period.
     Unauthorized activities in Molex Japan for the three months ended September 30, 2011 represent investigative and legal fees. See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Other Expense (Income)
     Other expense (income) consists primarily of net interest income, investment income and currency exchange gains or losses. Net expenses of $1.1 million for the three months ended September 30, 2011 compared with net expenses of $1.7 million for the three months ended September 30, 2010 as investment income partially offset interest expense and foreign currency losses in both periods.
Effective Tax Rate
     The effective tax rate was 32.6% for the three months ended September 30, 2011. During the three months ended September 30, 2011, we recorded income tax expense of $3.1 million due to the reversal of estimated tax benefits resulting from expirations of employee stock options and vesting of restricted stock at amounts less than recorded book value.
     Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which, other than Japan, are generally taxed at rates lower than the U.S. statutory rate of 35.0%. A change in the mix of income before income taxes from these various jurisdictions can have a significant impact on our periodic effective rate.
     The effective tax rate was 32.2% for the three months ended September 30, 2010.

Backlog
     Our order backlog on September 30, 2011 was approximately $387.2 million compared with order backlog of $445.5 million at September 30, 2010. Orders for the three months ended September 30, 2011 were $910.0 million compared with $868.4 million for the prior year period, representing the increase in customer demand during fiscal 2012. Orders improved in all of our primary markets compared with the prior year period, except for the industrial and telecom markets which decreased 5.4% and 8.4% respectively over the prior year period.
Segments
     The following table sets forth information on net revenue by segment as of the three months ended September 30 (in thousands):

		Percentage		Percentage
	2011	of Revenue	2010	of Revenue
Connector	$678,780	72.5%	$661,136	73.6%
Custom & Electrical	256,794	27.4	236,031	26.3
Corporate & Other	411	0.1	505	0.1

Total	$935,985	100.0%	$897,672	100.0%

Connector
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2011
Net revenue for prior year period	$661,136
Components of net revenue change:
Organic net revenue decrease	(23,914)
Currency translation	41,558

Total change in net revenue from prior year period	17,644

Net revenue for current year period	$678,780

Organic net revenue decline as a percentage of net revenue for prior year period	(3.6)%
     The Connector segment sells primarily to the telecommunication, infotech, consumer and automotive markets. Organic net revenue decreased during the three months ended September 30, 2011 compared with the prior year period as customer demand decreased in the telecommunications and consumer markets. Segment net revenue increased in the three months ended September 30, 2011 compared with the prior year period primarily due to foreign currency translation, partially offset by price erosion, which is generally higher in the Connector segment compared with our other segment. Currency translation favorably impacted net revenue by $41.6 million for the three months ended September 30, 2011.
     The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Income from operations	$106,262	$98,647
Operating margin	15.7%	14.9%

     Connector segment income from operations improved over the prior year period primarily due to higher net revenue and improved gross margins, partially offset by increased selling, general and administrative costs. The increase in gross margins was primarily due to higher absorption from increased production. We also increased prices to partially offset rising input costs, which improved gross profit and gross margin. Unfavorable currency translation increased selling, general and administrative expenses primarily due to a stronger Japanese yen against other currencies and a general weakening of the U.S. dollar against other currencies, during the three months ended September 30, 2011.
Custom & Electrical
     The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months
Ended
Sept. 30, 2011
Net revenue for prior year period	$236,031
Components of net revenue increase:
Organic net revenue increase	5,395
Currency translation	11,335
Acquisitions	4,033

Total change in net revenue from prior year period	20,763

Net revenue for current year period	$256,794

Organic net revenue increase as a percentage of net revenue for prior year period	2.3%
     The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment net revenue increased in the three months ended September 30, 2011 compared with the prior year period due to increased customer demand and foreign currency translation. We also completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011.
     The following table provides information on income from operations and operating margins for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Income from operations	$41,908	$42,566
Operating margin	16.3%	18.0%
     Custom & Electrical income from operations decreased slightly compared to the prior year period due to lower gross margin. Gross margin was lower primarily due to changes in customer mix and foreign currency transaction. The decrease in gross margin was partially offset by price changes to offset rising input costs. Selling, general and administrative expenses as a percent of net revenue for the three months ended September 30, 2011 improved over the same prior year period, due primarily to increased net revenue and specific cost containment actions.
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
Financial Condition and Liquidity
     We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $568.5 million and $546.5 million at September 30, 2011 and June 30, 2011, respectively, of which $553.0 million was in non-U.S. accounts, including $189.0 million in China, as of September 30, 2011. Transferring cash, cash equivalents, or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions.
     On August 18, 2011, we issued senior notes totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2011, we were in compliance with these covenants.
     In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016.
     Total debt including obligations under capital leases totaled $306.7 million and $342.6 million at September 30, 2011 and June 30, 2011, respectively. We had available lines of credit totaling $406.4 million at September 30, 2011, including a $350.0 million unsecured, five-year revolving credit facility with $330.0 million available as of September 30, 2011. The credit facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of September 30, 2011, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements in Japan totaling ¥10.1 billion ($131.8 million) as of September 30, 2011, with weighted average fixed interest rates of 1.56%. See Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Cash Flows
     Our cash balance increased $24.8 million during the three months ended September 30, 2011. Our primary source of cash was operating cash flows of $150.5 million, the majority of which is generated outside the United States. We used cash during the period to fund capital expenditures of $42.8 million and pay dividends of $35.1 million. The translation of our cash to U.S. dollars decreased our cash balance by $8.6 million as compared with the balance as of June 30, 2011.

     Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Cash provided from operating activities	$150,549	$62,595
Cash used for investing activities	(39,317)	(69,622)
Cash used for financing activities	(77,871)	(41,217)
Effect of exchange rate changes on cash	(8,584)	12,536

Net increase (decrease) cash	$24,777	$(35,708)

Operating Activities
     Cash provided from operating activities increased by $88.0 million from the prior year period due mainly to a $107.2 million decrease in working capital needs in the current year period compared with the prior year. Working capital needs decreased during the three months ended September 30, 2011 compared with the prior year period as we collected outstanding receivable balances and maintained inventory levels after increasing inventory in the prior year due to customer demand and the conversion from air shipment to sea shipment. Working capital is defined as current assets minus current liabilities.
Investing Activities
     Cash used for investing activities decreased by $30.3 million from the prior year period due mainly to a $28.4 million decrease in capital expenditures. Capital expenditures were $42.8 million for the three months ended September 30, 2011 compared with $71.2 million in the prior year period.
Financing Activities
     Cash used for financing activities increased $36.7 million during the three months ended September 30, 2011, as compared with the prior year period primarily due to the increase in our quarterly cash dividend and net payments on debt.
     We increased our quarterly cash dividend to $0.2000 per share, an increase of 14.3% from the previous cash dividend of $0.1750 per share. The increase was effective to shareholders of record on June 30, 2011.
     We issued senior notes totaling $150.0 million on August 18, 2011. Proceeds were used to pay down a portion of the U.S. Credit Facility. Net payments on the revolving credit facility were $165.0 million for the three months ended September 30, 2011 compared to net borrowings of $10.0 million in the prior year period.
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

Contractual Obligations and Commercial Commitments
     We have contractual obligations and commercial commitments as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2011. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. Since June 30, 2011, there have been no material changes in our contractual obligations and commercial commitments arising outside of the ordinary course of business other than the Private Placement. The Private Placement consists of three $50.0 million series notes: Series A that matures on August 18, 2016; Series B that matures on August 18, 2018; and Series C that matures on August 18, 2021. See Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, beliefs, and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011 (Form 10-K). You should carefully consider the risks described in our Form 10-K. Such risks are not the only ones we are facing; additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.
     We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, unauthorized activities in Molex Japan, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, competitive strengths, natural disasters and investigations and legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
     We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at September 30, 2011 and June 30, 2011.
     We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for discussion of derivative instruments in use at September 30, 2011 and June 30, 2011.
     The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $52.9 million and increased income from operations of $6.0 million for the three months ended September 30, 2011, compared with the estimated results for the comparable period in the prior year.
     Our $11.2 million of marketable securities at September 30, 2011 are principally invested in time deposits.
     Interest rate exposure is generally limited to our marketable securities, five-year unsecured credit facility and syndicated term loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $20.0 million outstanding on our $350.0 million credit facility with an interest rate of approximately 1.74% at September 30, 2011.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
     During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
Item 1. Legal Proceedings
     Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 14 of the Notes to the Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2011 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
July 1 — July 31
Common Stock	—	$—	—
Class A Common Stock	2	$21.74	—
August 1 — August 31
Common Stock	—	$—	—
Class A Common Stock	92	$16.79	—
September 1 — September 30
Common Stock	—	$—	—
Class A Common Stock	1	$16.98	—

Total	95	$16.92	—

     The shares purchased represent exercises of employee stock options.

Item 6. Exhibits

Number	Description
4.1	Note Purchase Agreement dated August 18, 2011 among Molex Incorporated and the Purchasers named therein. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 24, 2011 (File No. 000-07491).

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date: October 27, 2011	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)