Form 10-Q
period 2011-12-31
MOLEX INC
filed 2012-01-26
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On January 18, 2012, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	80,389,577
Class B Common Stock	94,255

Molex Incorporated

PART I

Item  1. Financial Statements

Molex Incorporated

Condensed Consolidated Balance Sheets

(in thousands)

	Dec. 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$607,336	$532,599
Marketable securities	11,230	13,947
Accounts receivable, less allowances of $38,525 and $42,297 respectively	708,197	811,449
Inventories	552,264	535,953
Deferred income taxes	130,759	129,158
Other current assets	39,084	32,239

Total current assets	2,048,870	2,055,345

Property, plant and equipment, net	1,135,735	1,168,448
Goodwill	166,409	149,452
Non-current deferred income taxes	37,273	38,178
Other assets	181,831	186,429

Total assets	$3,570,118	$3,597,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$127,631	$119,764
Accounts payable	317,103	359,812
Accrued expenses:
Accrual for unauthorized activities in Japan	188,601	182,460
Income taxes payable	27,672	2,383
Other	215,233	217,628

Total current liabilities	876,240	882,047

Other non-current liabilities	20,538	23,879
Accrued pension and postretirement benefits	93,056	100,866
Long-term debt	196,671	222,794

Total liabilities	1,186,505	1,229,586

Commitments and contingencies

Stockholders’ equity:
Common stock	11,319	11,285
Additional paid-in capital	690,572	674,494
Retained earnings	2,482,317	2,408,083
Treasury stock	(1,110,147)	(1,106,039)
Accumulated other comprehensive income	309,552	380,443

Total stockholders’ equity	2,383,613	2,368,266

Total liabilities and stockholders’ equity	$3,570,118	$3,597,852

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net revenue	$857,598	$901,465	$1,793,583	$1,799,137
Cost of sales	594,661	630,420	1,237,918	1,253,016

Gross profit	262,937	271,045	555,665	546,121

Selling, general and administrative	163,073	159,044	332,298	316,100
Unauthorized activities in Japan	2,723	2,713	5,645	8,255

Total operating expenses	165,796	161,757	337,943	324,355

Income from operations	97,141	109,288	217,722	221,766

Interest (expense) income, net	(2,094)	(1,788)	(3,485)	(3,123)
Other income	1,482	4,792	1,758	4,441

Total other (expense) income, net	(612)	3,004	(1,727)	1,318

Income before income taxes	96,529	112,292	215,995	223,084

Income taxes	32,513	34,009	71,462	69,697

Net income	$64,016	$78,283	$144,533	$153,387

Earnings per share:
Basic	$0.36	$0.45	$0.82	$0.88
Diluted	$0.36	$0.45	$0.82	$0.88

Dividends declared per share	$0.2000	$0.1750	$0.4000	$0.3275

Average common shares outstanding:
Basic	175,830	174,664	175,656	174,510
Diluted	176,985	175,556	176,778	175,329

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2011	2010
Operating activities:
Net income	$144,533	$153,387
Add non-cash items included in net income:
Depreciation and amortization	121,174	120,804
Share-based compensation	11,402	11,460
Other non-cash items	5,213	7,275
Changes in assets and liabilities:
Accounts receivable	94,400	3,221
Inventories	(26,442)	(67,631)
Accounts payable	(40,976)	(36,945)
Other current assets and liabilities	(7,183)	(11,280)
Other assets and liabilities	(10,608)	2,184

Cash provided from operating activities	291,513	182,475

Investing activities:
Capital expenditures	(95,055)	(132,728)
Acquisitions	(24,000)	—
Proceeds from sales of property, plant and equipment	2,202	1,400
Proceeds from sales or maturities of marketable securities	6,553	5,203
Purchases of marketable securities	(4,787)	(3,612)

Cash used for investing activities	(115,087)	(129,737)

Financing activities:
Proceeds from revolving credit facility	75,000	50,000
Payments on revolving credit facility	(220,000)	(15,000)
Payments on short-term loans	(27,389)	(11,479)
Proceeds from issuance of long-term debt	150,000	—
Payments of long-term debt	(287)	(24,572)
Cash dividends paid	(70,186)	(53,186)
Exercise of stock options	2,630	1,820
Other financing activities	(2,087)	(1,954)

Cash used for financing activities	(92,319)	(54,371)

Effect of exchange rate changes on cash	(9,370)	17,671

Net increase in cash and cash equivalents	74,737	16,038
Cash and cash equivalents, beginning of period	532,599	376,352

Cash and cash equivalents, end of period	$607,336	$392,390

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 40 manufacturing locations in 16 countries.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily an indication of the results that may be expected for the year ending June 30, 2012. The Condensed Consolidated Balance Sheet as of June 30, 2011 was derived from our audited consolidated financial statements for the year ended June 30, 2011. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2011, we investigated unauthorized activities at Molex Japan Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities pending the resolution of the legal proceedings reported in Note 14.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $188.6 million as of December 31, 2011, including $22.8 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $45.9 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

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

Changes in the restructuring accrual balance are summarized as follows (in thousands):

Balance at June 30, 2011	$14,049
Cash payments	(752)
Non-cash related costs	(569)

Balance at September 30, 2011	$12,728
Cash payments	(806)
Non-cash related costs	(353)

Balance at December 31, 2011	$11,569

4.	Acquisitions

During the second quarter of fiscal 2012, we completed an asset purchase of a specialty wire and cable company for $24.0 million and recorded goodwill of $18.0 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.

During the third quarter of fiscal 2011, we completed an asset acquisition of an active optical cable business for $24.6 million and recorded goodwill of $14.6 million. The purchase price includes contingent consideration up to $5.8 million payable through fiscal 2013 upon the seller meeting certain criteria. The purchase price allocation for this acquisition is complete.

5.	Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income	$64,016	$78,283	$144,533	$153,387

Basic average common shares outstanding	175,830	174,664	175,656	174,510
Effect of dilutive stock options	1,155	892	1,122	819

Diluted weighted average common shares outstanding	176,985	175,556	176,778	175,329

Earnings per share:
Basic	$0.36	$0.45	$0.82	$0.88
Diluted	$0.36	$0.45	$0.82	$0.88

Excluded from the computations above were anti-dilutive shares of 5.1 million and 5.8 million for the three and six months ended December 31, 2011, respectively, compared with 7.4 million and 6.4 million for the same prior year periods.

6.	Comprehensive Income

Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income	$64,016	$78,283	$144,533	$153,387
Translation adjustments	(7,551)	14,045	(66,275)	86,011
Pension liability remeasurement	—	11,824	—	11,824
Unrealized investment (loss) gain	(3,492)	2,452	(4,616)	790

Total comprehensive income	$52,973	$106,604	$73,642	$252,012

7.	Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Dec. 31, 2011	June 30, 2011

Raw materials	$98,076	$91,362
Work in process	152,185	143,888
Finished goods	302,003	300,703

Total inventories	$552,264	$535,953

8.	Pensions and Other Postretirement Benefits

The components of pension benefit cost are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Service cost	$1,381	$451	$2,762	$2,648
Interest cost	2,123	487	4,246	2,454
Expected return on plan assets	(2,166)	(472)	(4,332)	(2,284)
Amortization of prior service cost	65	13	130	66
Recognized actuarial losses	290	893	580	1,786
Amortization of transition obligation	10	9	20	18

Benefit cost	$1,703	$1,381	$3,406	$4,688

The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Service cost	$274	$342	$548	$684
Interest cost	586	617	1,172	1,234
Amortization of prior service cost	(516)	(516)	(1,032)	(1,032)
Recognized actuarial losses	82	333	164	666

Benefit cost	$426	$776	$852	$1,552

9.	Debt

Total debt consisted of the following (in thousands):

	Average Interest Rate	Maturity	December 31, 2011	June 30, 2011
Long-term debt:
Private Placement	2.91 – 4.28%	2016 – 2021	$150,000	$—
U.S. Credit Facility	1.77%	2016	40,000	185,000
Unsecured bonds and term loans	1.31 – 1.65%	2012 – 2013	65,394	89,342
Other debt	Varies	2012 – 2013	1,331	1,528

Total long-term debt			256,725	275,870
Less current portion of long-term debt:
Unsecured bonds and term loans	1.31 – 1.65%		59,043	52,156
Other debt	Varies		1,011	920

Long-term debt, less current portion			196,671	222,794

Short-term borrowings
Overdraft loan	2.48%	2012	64,150	62,060
Other short-term borrowings	Varies		3,427	4,628

Total short-term borrowings			67,577	66,688

Total debt			$324,302	$342,558

On August 18, 2011, we issued senior notes totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Note Purchase Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of December 31, 2011, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of December 31, 2011. The Credit Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The Credit Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of December 31, 2011, we were in compliance with these covenants and had outstanding borrowings of $40.0 million.

In September 2011, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 2.48%. At December 31, 2011, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $64.2 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to the six month Tokyo Interbank Offered Rate plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At December 31, 2011, the balance of the syndicated term loan approximated $19.2 million, of which $12.9 million was current.

In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At December 31, 2011, the outstanding balance of the unsecured bonds approximated $46.2 million which is classified as current.

Certain assets, including equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due in the following calendar years (in thousands):

2012	$60,054
2013	6,671
2014	—
2015	—
2016	90,000
Thereafter	100,000

Total long-term debt obligations	$256,725

We had available lines of credit totaling $405.7 million at December 31, 2011, including a $350.0 million unsecured, five-year revolving credit facility with $310.0 million available as of December 31, 2011. The lines of credit expire between 2012 and 2021.

10.	Income Taxes

The effective tax rate was 33.7% for the three months ended December 31, 2011 and 30.3% for the three months ended December 31, 2010. During the three months ended December 31, 2011, we recorded a one-time charge for additional income tax expense of $2.7 million. This charge reflects the cumulative effect of a reduction in future tax benefits from deferred tax assets in Japan resulting from the decrease in the Japanese statutory corporate tax rate. The reduction in the Japanese statutory tax rate was enacted in November 2011.

We are subject to tax in U.S. Federal, state and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2007. The tax years 2008 and after remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2011, there were no material interest or penalty amounts to accrue.

11.	Fair Value Measurements

The following table summarizes our financial assets and liabilities as of December 31, 2011, which are measured at fair value on a recurring basis (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale and trading securities	$23,325	$23,325	$—	$—
Derivative financial instruments, net	5,896	—	5,896	—

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

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense). The notional amounts of the forward contracts were $232.9 million and $175.6 million at December 31, 2011 and June 30, 2011, respectively, with corresponding fair values of a $0.9 million asset at December 31, 2011 and a $2.7 million asset at June 30, 2011.

Cash Flow Hedges

We use derivatives in the form of call options to hedge the variability of gold and copper costs. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $6.2 million and $7.8 million at December 31, 2011 and June 30, 2011, respectively. These call options have maturities of 12 months or less.

For the three and six months ended December 31, 2011 and 2010, the impact to accumulated other comprehensive income (AOCI) and earnings from cash flow hedges follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Unrealized (loss) gain recognized in AOCI	(6,089)	4,795	(4,587)	4,073
Gain (loss) reclassified into earnings	3,564	(132)	5,409	2,004

At December 31, 2011, $6.1 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

13.	New Accounting Pronouncements

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220). This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us for the quarter ended September 30, 2012 and will amend our presentation of the components of comprehensive income.

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

Employment and Benefits Litigation

In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24.0 million ($31.1 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer.

Molex filed its briefs in reply on January 6, 2012 arguing the plaintiff’s claims be dismissed. In the reply briefs, Molex argued it was not the co-employer of the plaintiffs and the court should find that it lacks jurisdiction over Molex to hear the dispute. In the alternative, Molex argued there was no breach of the information consultation process with the employees and their representatives, the dismissals were valid and based on economic grounds, MAS complied with its redeployment obligations and the court dismiss the claims for damages. Molex also argued if the court were to award compensation, then any judgment against Molex be several but not jointly with MAS, and the amount awarded to plaintiffs not exceed six months’ salary, approximately €2.0 million ($2.6 million). The Toulouse Labor Court has scheduled two hearings, one on March 5, 2012 for employees who fall within the executives section and another on April 5, 2012 for all other employees. We intend to vigorously contest the attempt by the former employees to seek additional compensation from Molex.

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

On August 31, 2010, Mizuho Bank (Mizuho), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($38.5 million), ¥5 billion ($64.2 million), ¥5 billion ($64.2 million) and ¥2 billion ($25.7 million), other loan-related expenses of approximately ¥106 million ($1.4 million) and interest and delay damages of approximately ¥3.5 billion ($44.5 million) as of December 31, 2011. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and subsequently both parties have submitted additional briefs to the court. In addition, the parties have begun to submit witness statements. The next court hearing is scheduled for February 29, 2012. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 2 for accounting treatment of the accrual for unauthorized activities in Japan.

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

Information by segment is summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total

For the three months ended:

December 31, 2011:

Revenues from external customers	$602,885	$254,713	$—	$857,598
Income (loss) from operations	77,351	47,597	(27,807)	97,141
Depreciation & amortization	49,333	6,753	3,847	59,933
Capital expenditures	43,673	4,235	4,343	52,251

December 31, 2010:

Revenues from external customers	$665,230	$236,046	$189	$901,465
Income (loss) from operations	105,915	32,005	(28,632)	109,288
Depreciation & amortization	50,669	6,886	4,141	61,696
Capital expenditures	58,229	1,526	1,781	61,536

For the six months ended:

December 31, 2011:

Revenues from external customers	$1,281,665	$511,507	$411	$1,793,583
Income (loss) from operations	183,613	89,505	(55,396)	217,722
Depreciation & amortization	99,408	13,880	7,886	121,174
Capital expenditures	78,375	11,149	5,531	95,055

December 31, 2010:

Revenues from external customers	$1,326,366	$472,077	$694	$1,799,137
Income (loss) from operations	204,562	74,571	(57,367)	221,766
Depreciation & amortization	98,205	14,409	8,190	120,804
Capital expenditures	116,985	8,780	6,963	132,728

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

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total

December 31, 2011	$1,818,260	$468,381	$109,555	$2,396,196
June 30, 2011	1,913,675	503,443	98,732	2,515,850

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Dec. 31, 2011	June 30, 2011

Segment assets	$2,396,196	$2,515,850
Other current assets	788,409	707,943
Other non-current assets	385,513	374,059

Consolidated total assets	$3,570,118	$3,597,852

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

Overview

Our core business is the manufacture and sale of electromechanical components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 40 manufacturing locations in 16 countries. We also provide manufacturing services to integrate specific components into a customer’s product.

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

Net revenue decreased during the three months ended December 31, 2011 compared with the prior year period primarily due to slower customer demand caused by uncertainties in the global economy, particularly in the industrial and consumer markets, and the impact of supply chain disruptions from the floods in Thailand, which occurred during October and November 2011. Net revenue for the six months ended December 31, 2011 was consistent with the prior year period as strong demand in the infotech and automotive markets during the first quarter partially offset the slower demand during the second quarter. Despite the lower net revenue, gross margins improved during the three and six months ended December 31, 2011 due to a favorable mix of product sales. We increased prices during the six months ended December 31, 2011 to partially offset rising material costs, which also improved gross margins compared with the prior year period. Despite the gross margin improvements and specific cost control efforts, income from operations decreased during the three and six months ended December 31, 2011 based on the lower net revenue compared with the prior year periods.

The markets in which we compete are highly competitive. Our financial results may be influenced by the following factors: our ability to successfully execute our business strategy; competition for customers; raw material prices; product and price competition; economic conditions in various geographic regions; foreign currency exchange rates; interest rates; changes in technology; fluctuations in customer demand; patent and intellectual property issues; availability of credit and general market liquidity; natural disasters; litigation results; investigations and legal proceedings and regulatory developments. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs and attract, motivate and retain key personnel to manage our operational, financial and management information systems. Our sales are also dependent on end markets impacted by consumer, industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those end markets.

Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2011, we investigated unauthorized activities at Molex Japan Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities pending the resolution of the legal proceedings reported in Note 14 of the Notes to the Condensed Consolidated Financial Statements.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $188.6 million as of December 31, 2011, including $22.8 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $45.9 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

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

Results of Operations

The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended December 31 (in thousands):

	2011	Percentage of Revenue	2010	Percentage of Revenue

Net revenue	$857,598	100.0%	$901,465	100.0%
Cost of sales	594,661	69.3%	630,420	69.9%

Gross profit	262,937	30.7%	271,045	30.1%

Selling, general & administrative	163,073	19.0%	159,044	17.6%
Unauthorized activities in Japan	2,723	0.4%	2,713	0.4%

Income from operations	97,141	11.3%	109,288	12.1%

Other (expense) income, net	(612)	0.0%	3,004	0.4%

Income before income taxes	96,529	11.3%	112,292	12.5%
Income taxes	32,513	3.8%	34,009	3.8%

Net income	$64,016	7.5%	$78,283	8.7%

The following table sets forth consolidated statements of income data as a percentage of net revenue for the six months ended December 31 (in thousands):

	2011	Percentage of Revenue	2010	Percentage of Revenue

Net revenue	$1,793,583	100.0%	$1,799,137	100.0%
Cost of sales	1,237,918	69.0%	1,253,016	69.6%

Gross profit	555,665	31.0%	546,121	30.4%

Selling, general & administrative	332,298	18.5%	316,100	17.6%
Unauthorized activities in Japan	5,645	0.4%	8,255	0.5%

Income from operations	217,722	12.1%	221,766	12.3%

Other (expense) income, net	(1,727)	(0.1%)	1,318	0.1%

Income before income taxes	215,995	12.0%	223,084	12.4%

Income taxes	71,462	4.0%	69,697	3.9%

Net income	$144,533	8.0%	$153,387	8.5%

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

Net revenue during the second quarter of fiscal 2012 declined as global economic uncertainty affected end demand and our customers managed inventory lower. Our consumer and infotech markets were impacted more than our other markets by the disruption from the floods in Thailand, which occurred in October and November 2011. The increase (decrease) in net revenue from each market during the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 (comparable quarter) and the first quarter of fiscal 2012 (sequential quarter) follows:

	Comparable Quarter	Sequential Quarter

Telecommunications	(5)%	2%
Infotech	3	(14)
Consumer	(11)	(14)
Industrial	(14)	(12)
Automotive	1	(6)

Telecommunications market net revenue decreased against the comparable quarter due to decreases in demand for certain mobile products partially offset by increased infrastructure spending on networking. Telecommunications market net revenue increased against the sequential quarter as improvements in infrastructure spending offset the slightly weaker demand for mobile products.

Infotech market net revenue increased against the comparable quarter primarily due to increased content and demand for tablet devices and servers. Infotech market net revenue decreased against the sequential quarter as the strong demand from the first quarter weakened due to global economic uncertainty and the supply chain disruptions caused by the floods in Thailand.

Consumer market net revenue decreased against both the comparable and sequential quarters due to global economic uncertainty and the supply chain disruptions caused by the floods in Thailand, which affected the consumer market net revenue during the second quarter. The decrease against the comparable quarter was primarily due to lower demand in home entertainment, partially offset by increased demand in gaming equipment. Net revenue decreased against the sequential quarter as the first quarter benefitted from pre-holiday production volumes in home entertainment.

Industrial market net revenue decreased against the comparable and sequential quarters due to softening demand for semiconductor and production equipment from our customers’ decreased production, companies’ reluctance to invest in automation projects or deferral of projects in the current economic environment and relatively high levels of inventory in the distribution channel.

Automotive market net revenue increased modestly against the comparable quarter due to higher global automobile production and our customers’ increasing electronic content in automobiles, such as navigational and entertainment systems, mobile communication and products to improve fuel efficiency. The automotive market decreased against the sequential quarter due to slowing automobile production, particularly in Europe.

The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Americas	26%	23%	25%	24%
Asia Pacific	61	63	62	63
Europe	13	14	13	13

Total	100%	100%	100%	100%

The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months Ended Dec. 31, 2011	Six Months Ended Dec. 31, 2011

Net revenue for prior year period	$901,465	$1,799,137

Components of net revenue change:
Organic net revenue change	(61,949)	(80,544)
Currency translation	15,252	68,127
Acquisitions	2,830	6,863

Total change in net revenue from prior year period	(43,867)	(5,554)

Net revenue for current year period	$857,598	$1,793,583

Organic net revenue change as a percentage of net revenue for prior year period	(6.9)%	(4.5)%

Organic net revenue decreased during the three and six months ended December 31, 2011 compared with the prior year periods as customer demand decreased in the consumer, industrial and telecommunications markets based on uncertainties about end customer demand. We completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011. The asset acquisition of the specialty wire and cable company completed at the end of the second quarter of fiscal 2012 did not affect net revenue for the three months ended December 31, 2011.

Foreign currency translation increased net revenue approximately $15.3 million and $68.1 million for the three and six months ended December 31, 2011, respectively, principally due to a stronger Japanese yen. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	Local Currency	Currency Translation	Net Change	Local Currency	Currency Translation	Net Change

Americas	$10,286	$33	$10,319	$14,121	$417	$14,538
Asia Pacific	(56,683)	14,531	(42,152)	(64,869)	51,419	(13,450)
Europe	(13,138)	688	(12,450)	(22,148)	16,291	(5,857)
Corporate & other	416	—	416	(785)	—	(785)

Net change	$(59,119)	$15,252	$(43,867)	$(73,681)	$68,127	$(5,554)

The change in net revenue on a local currency basis was as follows:

	Three Months Ended Dec. 31, 2011	Six Months Ended Dec. 31, 2011

Americas	5.0%	3.3%
Asia Pacific	(10.0)	(5.8)
Europe	(10.5)	(9.0)

Total	(6.6)%	(4.1)%

Gross Profit

The following table provides a summary of gross profit and gross margin for the three and six months ended December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Gross profit	$262,937	$271,045	$555,665	$546,121
Gross margin	30.7%	30.1%	31.0%	30.4%

The decrease in gross profit for the three months ended December 31, 2011 was primarily due to lower net revenue. Despite the lower net revenue, gross margin improved during the three and six months ended December 31, 2011 due to a favorable mix of product sales. Gross profit and gross margin for the six months ended December 31, 2011 also improved due to price increases to partially offset rising material costs. The increases in gross margin were partially offset by the impact of price erosion and material price increases.

A significant portion of our material cost is comprised of copper and gold. We purchased approximately 10.5 million pounds of copper and approximately 53,900 troy ounces of gold during the first two quarters of fiscal 2012. The following table shows the change in average prices related to our purchases of copper and gold for the three and six months ended December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Copper (price per pound)	$3.41	$3.93	$3.78	$3.57
Gold (price per troy ounce)	1,683.00	1,370.00	1,693.00	1,298.00

Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges reduced cost of sales by $3.6 million and $5.4 million for the three and six months ended December 31, 2011, respectively, and reduced cost of sales by $2.0 million for the six months ended December 31, 2010. The hedges did not materially affect operating results for the three months ended December 31, 2010.

The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and six months ended December 31 (in thousands):

	Three Months Ended Dec. 31, 2011	Six Months Ended Dec. 31, 2011

Price erosion	$(20,765)	$(44,783)
Currency translation	5,565	22,540
Currency transaction	(8,595)	(26,013)

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

The increase in gross profit due to currency translation during the three and six months ended December 31, 2011, was primarily due to a stronger Japanese yen against other currencies compared with the prior year periods.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a stronger Japanese yen and a general weakening of the U.S dollar against most currencies during the three and six months ended December 31, 2011.

Operating Expenses

Operating expenses were as follows as of December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Selling, general and administrative	$163,073	$159,044	$332,298	$316,100
Unauthorized activities in Japan	2,723	2,713	5,645	8,255

Selling, general and administrative as a percentage of revenue	19.0%	17.6%	18.5%	17.6%

Selling, general and administrative expenses increased $4.0 million and $16.2 million for the three and six months ended December 31, 2011, compared with the prior year periods. The increase is primarily due to foreign currency translation. The impact of foreign currency translation increased selling, general and administrative expenses approximately $8.9 million and $10.8 million for the three and six months ended December 31, 2011, respectively, versus the prior year periods. Excluding the impact of foreign currency translation, selling, general and administrative expenses decreased $4.9 million for the three months ended December 31, 2011 compared with the prior year period as specific efforts to contain costs offset increases in research and development expenditures. Excluding the impact of foreign currency translation, selling, general and administrative expenses increased $5.4 million for the six months ended December 31, 2011 compared with the prior year period primarily due to investments in research and development to drive future growth.

Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $44.8 million, or 5.2% of net revenue and $88.7 million, or 4.9% of net revenue for the three and six months ended December 31, 2011, respectively, compared with $42.2 million, or 4.7% of net revenue and $82.7 million, or 4.6% of net revenue, for the comparable prior year periods.

Unauthorized activities in Molex Japan for the three and six months ended December 31, 2011 represent investigative and legal fees. See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Other (Expense) Income

Other (expense) income consists primarily of net interest expense, investment income and currency exchange gains or losses. We recorded net expense of $0.6 million and $1.7 million for the three and six months ended December 31, 2011, respectively, as investment income partially offset interest expense and foreign currency gains or losses in both periods. Other income of $3.0 million and $1.3 million for the three and six months ended December 31, 2010 was primarily due to investment income, partially offset by foreign currency exchange losses from a general weakening of the U.S. dollar against other currencies.

Effective Tax Rate

The effective tax rate was 33.7% for the three months ended December 31, 2011. During the three months ended December 31, 2011, we recorded a one-time charge for additional income tax expense of $2.7 million. This charge reflects the cumulative effect of a reduction in future tax benefits from deferred tax assets in Japan resulting from the decrease in the Japanese statutory corporate tax rate. The reduction in the Japanese statutory tax rate was enacted in November 2011.

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

Backlog

Our order backlog on December 31, 2011 was approximately $346.3 million compared with order backlog of $413.7 million at December 31, 2010 and $387.2 million at September 30, 2011. Orders for the three months ended December 31, 2011 were $815.3 million compared with $871.7 million for the prior year period, representing slower customer demand caused by uncertainties in the global economy. Orders were flat or declined in all of our primary markets compared with the prior year period, but the largest declines were in our telecommunications and consumer markets. Our consumer and infotech markets were impacted more than our other markets by the disruption from the floods in Thailand, which occurred in October and November 2011.

Segments

The following table sets forth information on net revenue by segment as of the three months ended December 31 (in thousands):

	2011	Percentage of Revenue	2010	Percentage of Revenue

Connector	$602,885	70.3%	$665,230	73.8%
Custom & Electrical	254,713	29.7	236,046	26.2
Corporate & Other	—	—	189	—

Total	$857,598	100.0%	$901,465	100.0%

The following table sets forth information on net revenue by segment as of the six months ended December 31 (in thousands):

	2011	Percentage of Revenue	2010	Percentage of Revenue

Connector	$1,281,665	71.5%	$1,326,366	73.7%
Custom & Electrical	511,507	28.5	472,077	26.2
Corporate & Other	411	—	694	0.1

Total	$1,793,583	100.0%	$1,799,137	100.0%

Connector

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended Dec. 31, 2011	Six Months Ended Dec. 31, 2011

Net revenue for prior year period	$665,230	$1,326,366

Components of net revenue change:
Organic net revenue change	(76,722)	(100,636)
Currency translation	14,377	55,935

Total change in net revenue from prior year period	(62,345)	(44,701)

Net revenue for current year period	$602,885	$1,281,665

Organic net revenue change as a percentage of net revenue for prior year period	(11.5)%	(7.6)%

The Connector segment sells primarily to the telecommunication, infotech, consumer and automotive markets. Organic net revenue and segment net revenue decreased during the three and six months ended December 31, 2011 compared with the prior year periods. The decrease was primarily due to slower customer demand, particularly in the telecommunications and consumer markets. Price erosion, which is generally higher in the Connector segment compared with our other segment, also negatively impacted organic net revenue and segment net revenue. The decrease was partially offset by foreign currency translation, which favorably impacted net revenue by $14.4 million and $55.9 million for the three and six months ended December 31, 2011, respectively.

The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Income from operations	$77,351	$105,915	$183,613	$204,562
Operating margin	12.8%	15.9%	14.3%	15.4%

Connector segment income from operations declined over the prior year periods primarily due to lower net revenue and higher commodity costs. We increased prices to partially offset rising material costs and minimize the decline in gross profit and gross margin. Lower production levels due to decreasing customer demand also led to lower absorption of our fixed costs. Foreign currency translation increased selling, general and administrative expenses primarily due to a stronger Japanese yen against other currencies during the three and six months ended December 31, 2011, compared with the prior year periods.

Custom & Electrical

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended Dec. 31, 2011	Six Months Ended Dec. 31, 2011

Net revenue for prior year period	$236,046	$472,077

Components of net revenue change:
Organic net revenue change	14,961	20,356
Currency translation	876	12,211
Acquisitions	2,830	6,863

Total change in net revenue from prior year period	18,667	39,430

Net revenue for current year period	$254,713	$511,507

Organic net revenue change as a percentage of net revenue for prior year period	6.3%	4.3%

The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment net revenue increased in the three and six months ended December 31, 2011 compared with the prior year periods due to increased customer demand in the infotech market and favorable foreign currency translation. We completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011. The asset acquisition of the specialty wire and cable company completed at the end of the second quarter of fiscal 2012 did not affect net revenue for the three months ended December 31, 2011.

The following table provides information on income from operations and operating margins for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Income from operations	$47,597	$32,005	$89,505	$74,571
Operating margin	18.7%	13.6%	17.5%	15.8%

Custom & Electrical income from operations increased compared with the prior year periods due to increased net revenue and efforts to control costs. Gross margin increased primarily due to favorable mix of product sales, higher absorption and foreign currency translation. Selling, general and administrative expenses as a percent of net revenue for the three and six months ended December 31, 2011 improved over the same prior year periods, due primarily to increased net revenue and specific cost containment actions.

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

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $618.6 million and $546.5 million at December 31, 2011 and June 30, 2011, respectively, of which $605.0 million was in non-U.S. accounts, including $197.0 million in China, as of December 31, 2011. Transferring cash, cash equivalents, or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions.

On August 18, 2011, we issued senior notes totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of December 31, 2011, we were in compliance with these covenants.

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

Total debt including obligations under capital leases totaled $324.3 million and $342.6 million at December 31, 2011 and June 30, 2011, respectively. We had available lines of credit totaling $405.7 million at December 31, 2011, including a $350.0 million unsecured, five-year revolving credit facility with $310.0 million available as of December 31, 2011. The credit facility requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of December 31, 2011, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements in Japan totaling ¥10.1 billion ($129.5 million) as of December 31, 2011, with weighted average fixed interest rates of 1.56%. See Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Cash Flows

Our cash and cash equivalents balance increased $74.7 million during the six months ended December 31, 2011. Our primary source of cash was operating cash flows of $291.5 million, the majority of which is generated outside the United States. We used cash during the period to fund capital expenditures of $95.1 million and pay dividends of $70.2 million. The translation of our cash to U.S. dollars decreased our cash balance by $9.4 million compared with the balance as of June 30, 2011.

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended December 31,
	2011	2010

Cash provided from operating activities	$291,513	$182,475
Cash used for investing activities	(115,087)	(129,737)
Cash used for financing activities	(92,319)	(54,371)
Effect of exchange rate changes on cash	(9,370)	17,671

Net increase in cash and cash equivalents	$74,737	$16,038

Operating Activities

Cash provided from operating activities increased by $109.0 million from the prior year period due mainly to a $132.4 million decrease in working capital needs in the current year period compared with the prior year. Working capital needs decreased during the six months ended December 31, 2011 compared with the prior year period as we collected outstanding receivable balances and maintained inventory levels after increasing inventory in the prior year due to customer demand and the conversion from air shipment to sea shipment. Working capital is defined as current assets minus current liabilities.

Investing Activities

Cash used for investing activities decreased by $14.7 million from the prior year period due mainly to a $37.7 million decrease in capital expenditures, partially offset by a $24.0 million acquisition of a specialty wire and cable company in the second quarter of fiscal 2012. Capital expenditures were $95.1 million for the six months ended December 31, 2011 compared with $132.7 million in the prior year period.

Financing Activities

Cash used for financing activities increased $37.9 million during the six months ended December 31, 2011, compared with the prior year period primarily due to the increased quarterly cash dividend and net payments on debt.

Our quarterly cash dividend was $0.2000 per share in fiscal 2012, an increase of 14.3% from the previous cash dividend of $0.1750 per share in the prior fiscal year. The increase was effective to shareholders of record on June 30, 2011.

We issued senior notes totaling $150.0 million on August 18, 2011. Proceeds were used to pay down a portion of the U.S. Credit Facility. Net borrowings on the revolving credit facility were $20.0 million for the three months ended December 31, 2011 and net payments were $145.0 million for the six months ended December 31, 2011, compared with net borrowings of $25.0 million and $35.0 million in the prior year periods.

As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements. To the extent we are required to pay all or any portion of the unauthorized loans in Japan our cash requirements may also be impacted.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2011. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. Since June 30, 2011, there have been no material changes in our contractual obligations and commercial commitments arising outside of the ordinary course of business other than the Private Placement. The Private Placement consists of three $50.0 million series notes: Series A that matures on August 18, 2016; Series B that matures on August 18, 2018; and Series C that matures on August 18, 2021. See Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, unauthorized activities in Japan, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, competitive strengths, natural disasters and investigations and legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at December 31, 2011 and June 30, 2011.

We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for discussion of derivative instruments in use at December 31, 2011 and June 30, 2011.

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $68.1 million and increased income from operations of $11.7 million for the six months ended December 31, 2011, compared with the estimated results for the comparable period in the prior year.

Our $11.2 million of marketable securities at December 31, 2011 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, five-year unsecured credit facility and syndicated term loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $40.0 million outstanding on our $350.0 million credit facility with an interest rate of approximately 1.77% at December 31, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2011 were as follows (in thousands, except price per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
October 1 – October 31
Common Stock	—	$—	—
Class A Common Stock	140	$17.66	—
November 1 – November 30
Common Stock	—	$—	—
Class A Common Stock	*	$19.62	—
December 1 – December 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—

Total	140	$17.67	—

The shares purchased represent exercises of employee stock options.

*	Less than 1,000 shares.

Item 6. Exhibits

Number	Description

10.1	2008 Molex Stock Incentive Plan, as amended and restated. Incorporated by reference to Appendix A to our 2011 Proxy Statement (File No. 000-07491).

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED
(Registrant)

Date: January 26, 2012	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)