Form 10-Q
period 2012-03-31
MOLEX INC
filed 2012-04-26
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 19, 2012, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	80,704,172
Class B Common Stock	94,255

Molex Incorporated

PART I

Item 1. Financial Statements

Molex Incorporated

Condensed Consolidated Balance Sheets

(in thousands)

	Mar. 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$608,809	$532,599
Marketable securities	13,654	13,947
Accounts receivable, less allowances of $39,970 and $42,297, respectively	724,141	811,449
Inventories	546,909	535,953
Deferred income taxes	125,807	129,158
Other current assets	39,454	32,239

Total current assets	2,058,774	2,055,345
Property, plant and equipment, net	1,126,467	1,168,448
Goodwill	161,143	149,452
Non-current deferred income taxes	41,434	38,178
Other assets	175,795	186,429

Total assets	$3,563,613	$3,597,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$100,976	$119,764
Accounts payable	314,999	359,812
Accrued expenses:
Accrual for unauthorized activities in Japan	177,338	182,460
Income taxes payable	49,737	2,383
Other	210,115	217,628

Total current liabilities	853,165	882,047
Other non-current liabilities	20,870	23,879
Accrued pension and postretirement benefits	91,284	100,866
Long-term debt	155,128	222,794

Total liabilities	1,120,447	1,229,586

Commitments and contingencies
Stockholders’ equity:
Common stock	11,351	11,285
Additional paid-in capital	703,781	674,494
Retained earnings	2,511,045	2,408,083
Treasury stock	(1,112,567)	(1,106,039)
Accumulated other comprehensive income	329,556	380,443

Total stockholders’ equity	2,443,166	2,368,266

Total liabilities and stockholders’ equity	$3,563,613	$3,597,852

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue	$837,080	$874,531	$2,630,663	$2,673,668
Cost of sales	581,904	613,917	1,819,822	1,866,933

Gross profit	255,176	260,614	810,841	806,735

Selling, general and administrative	163,853	159,448	496,151	475,548
Unauthorized activities in Japan	2,521	2,855	8,166	11,110

Total operating expenses	166,374	162,303	504,317	486,658

Income from operations	88,802	98,311	306,524	320,077
Interest (expense) income, net	(1,212)	(1,726)	(4,697)	(4,849)
Other income	1,561	1,325	3,319	5,766

Total other income (expense), net	349	(401)	(1,378)	917

Income before income taxes	89,151	97,910	305,146	320,994
Income taxes	24,268	29,765	95,730	99,462

Net income	$64,883	$68,145	$209,416	$221,532

Earnings per share:
Basic	$0.37	$0.39	$1.19	$1.27
Diluted	$0.36	$0.39	$1.18	$1.26
Dividends declared per share	$0.2000	$0.1750	$0.6000	$0.5025
Average common shares outstanding:
Basic	176,164	174,957	175,830	174,666
Diluted	178,134	176,449	177,152	175,678

See accompanying notes to condensed consolidated financial statements.

Molex Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2012	2011
Operating activities:
Net income	$209,416	$221,532
Add non-cash items included in net income:
Depreciation and amortization	179,664	181,716
Share-based compensation	17,248	17,009
Other non-cash items	8,914	17,719
Changes in assets and liabilities:
Accounts receivable	71,833	(2,143)
Inventories	(20,896)	(43,112)
Accounts payable	(38,382)	(63,725)
Other current assets and liabilities	(4,747)	3,903
Other assets and liabilities	7,328	(5,968)

Cash provided from operating activities	430,378	326,931
Investing activities:
Capital expenditures	(149,427)	(196,915)
Acquisitions	(24,000)	(18,847)
Proceeds from sales of property, plant and equipment	3,373	1,460
Proceeds from sales or maturities of marketable securities	8,348	5,568
Purchases of marketable securities	(8,881)	(6,062)
Other investing activities	11,000	(196)

Cash used for investing activities	(159,587)	(214,992)
Financing activities:
Proceeds from revolving credit facility	75,000	85,000
Payments on revolving credit facility	(255,000)	(20,000)
Proceeds from short-term loans and current portion of long-term debt	—	28,856
Payments on short-term loans and current portion of long-term debt	(53,615)	(31,843)
Proceeds from issuance of long-term debt	150,000	—
Payments of long-term debt	(479)	(47,908)
Cash dividends paid	(105,375)	(83,766)
Exercise of stock options	6,867	5,935
Other financing activities	(3,199)	(2,990)

Cash used for financing activities	(185,801)	(66,716)
Effect of exchange rate changes on cash	(8,780)	26,221

Net increase in cash and cash equivalents	76,210	71,444
Cash and cash equivalents, beginning of period	532,599	376,352

Cash and cash equivalents, end of period	$608,809	$447,796

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily an indication of the results that may be expected for the year ending June 30, 2012. The Condensed Consolidated Balance Sheet as of June 30, 2011 was derived from our audited consolidated financial statements for the year ended June 30, 2011. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $177.3 million as of March 31, 2012, including $11.5 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $49.5 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

Unauthorized activities in Molex Japan for the three and nine months ended March 31, 2012 and 2011 represent investigative and legal fees.

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

Changes in the restructuring accrual balance are summarized as follows (in thousands):

Balance at June 30, 2011	$14,049
Cash payments	(752)
Non-cash related costs	(569)

Balance at September 30, 2011	$12,728
Cash payments	(806)
Non-cash related costs	(353)

Balance at December 31, 2011	$11,569
Cash payments	(585)
Non-cash related costs	95

Balance at March 31, 2012	$11,079

4.	Acquisitions

During the second quarter of fiscal 2012, we completed an asset purchase of a specialty wire and cable company for $24.0 million and recorded goodwill of $12.3 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.

During the third quarter of fiscal 2011, we completed an asset acquisition of an active optical cable business for $24.6 million and recorded goodwill of $14.6 million. The purchase price includes contingent consideration up to $5.8 million payable through fiscal 2013 upon the seller meeting certain criteria. The purchase price allocation for this acquisition is complete.

5.	Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$64,883	$68,145	$209,416	$221,532

Basic average common shares outstanding	176,164	174,957	175,830	174,666
Effect of dilutive stock options	1,970	1,492	1,322	1,012

Diluted weighted average common shares outstanding	178,134	176,449	177,152	175,678

Earnings per share:
Basic	$0.37	$0.39	$1.19	$1.27
Diluted	$0.36	$0.39	$1.18	$1.26

Excluded from the computations above were anti-dilutive shares of 2.4 million and 5.2 million for the three and nine months ended March 31, 2012, respectively, compared with 3.3 million and 6.6 million for the same prior year periods.

6.	Comprehensive Income

Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$64,883	$68,145	$209,416	$221,532
Translation adjustments	17,643	32,710	(48,632)	118,721
Pension liability remeasurement	—	—	—	11,824
Unrealized investment gain (loss)	2,361	(3,058)	(2,255)	(2,268)

Total comprehensive income	$84,887	$97,797	$158,529	$349,809

7.	Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Mar. 31, 2012	June 30, 2011
Raw materials	$91,996	$91,362
Work in process	149,216	143,888
Finished goods	305,697	300,703

Total inventories	$546,909	$535,953

8.	Pensions and Other Postretirement Benefits

The components of pension benefit cost are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost	$1,381	$451	$4,143	$3,099
Interest cost	2,123	487	6,369	2,941
Expected return on plan assets	(2,166)	(472)	(6,498)	(2,756)
Amortization of prior service cost	65	13	195	79
Recognized actuarial losses	290	893	870	2,679
Amortization of transition obligation	10	9	30	27

Benefit cost	$1,703	$1,381	$5,109	$6,069

The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost	$274	$342	$822	$1,026
Interest cost	586	617	1,758	1,851
Amortization of prior service cost	(516)	(516)	(1,548)	(1,548)
Recognized actuarial losses	82	333	246	999

Benefit cost	$426	$776	$1,278	$2,328

9.	Debt

Total debt consisted of the following (in thousands):

	Average Interest Rate	Maturity	March 31, 2012	June 30, 2011
Long-term debt:
Private Placement	2.91 – 4.28%	2016 – 2021	$150,000	$—
U.S. Credit Facility	1.74%	2016	5,000	185,000
Unsecured bonds and term loans	1.31-1.65%	2012 – 2013	36,144	89,342
Other debt	Varies	2012 – 2013	1,193	1,528

Total long-term debt			192,337	275,870
Less current portion of long-term debt:
Unsecured bonds and term loans	1.31-1.65%		36,144	52,156
Other debt	Varies		1,065	920

Long-term debt, less current portion			155,128	222,794
Short-term borrowings
Overdraft loan	1.98%	2012	60,320	62,060
Other short-term borrowings	Varies		3,447	4,628

Total short-term borrowings			63,767	66,688

Total debt			$256,104	$342,558

On August 18, 2011, we issued senior notes totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Note Purchase Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of March 31, 2012, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of March 31, 2012. The U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of March 31, 2012, we were in compliance with these covenants and had outstanding borrowings of $5.0 million.

In March 2012, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 1.98%. At March 31, 2012, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $60.3 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to the six month Tokyo InterBank Offered Rate plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At March 31, 2012, the balance of the syndicated term loan approximated $12.0 million, which is classified as current.

In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At March 31, 2012, the outstanding balance of the unsecured bonds approximated $24.1 million, which is classified as current.

Certain assets, including equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows as of March 31, 2012 (in thousands):

Year one	$37,209
Year two	128
Year three	—
Year four	—
Year five	55,000
Thereafter	100,000

Total long-term debt obligations	$192,337

We had available lines of credit totaling $421.6 million at March 31, 2012, including $345.0 million available on the U.S. Credit Facility. The lines of credit expire between 2012 and 2021.

10.	Income Taxes

The effective tax rate was 27.2% for the three months ended March 31, 2012 and 30.4% for the three months ended March 31, 2011. During the three months ended March 31, 2012, we recorded a one-time charge of $1.6 million for the cumulative effect of a reduction in future tax benefits from deferred tax assets in Shanghai due to a decrease in the Shanghai corporate tax rate. We also recorded a one-time benefit of $4.6 million from releasing valuation allowances no longer required on net operating losses recorded in certain foreign jurisdictions.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. We have substantially completed all U.S. federal income tax matters for tax years through 2007. The tax years 2008 and after remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of March 31, 2012, there were no material interest or penalty amounts to accrue.

11.	Fair Value Measurements

The following table summarizes our financial assets and liabilities as of March 31, 2012, which are measured at fair value on a recurring basis (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale and trading securities	$26,366	$26,366	$—	$—
Derivative financial instruments, net	7,480	—	7,480	—

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

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense). The notional amounts of the forward contracts were $222.3 million and $175.6 million at March 31, 2012 and June 30, 2011, respectively, with corresponding fair values of a $0.2 million asset at March 31, 2012 and a $2.7 million asset at June 30, 2011.

Cash Flow Hedges

We use derivatives in the form of call options to hedge the variability of gold and copper costs. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income (AOCI) and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $7.5 million and $7.8 million at March 31, 2012 and June 30, 2011, respectively. These call options have maturities of 12 months or less.

For the three and nine months ended March 31, 2012 and 2011, the impact to accumulated other comprehensive income and earnings from cash flow hedges follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Unrealized gain (loss) recognized in AOCI	$2,060	$ (2,105)	$ (2,527)	$ 1,968
Gain reclassified into earnings	699	2,233	6,108	4,237

At March 31, 2012, $2.6 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

13.	New Accounting Pronouncements

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

Employment and Benefits Litigation

In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24.0 million ($32.0 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer.

Molex filed its briefs in reply on January 6, 2012 arguing the plaintiff’s claims be dismissed. In the reply briefs, Molex argued it was not the co-employer of the plaintiffs and the court should find that it lacks jurisdiction over Molex to hear the dispute. In the alternative, Molex argued there was no breach of the information consultation process with the employees and their representatives, the dismissals were valid and based on economic grounds, MAS complied with its redeployment obligations and the court dismiss the claims for damages. Molex also argued if the court were to award compensation, then any judgment against Molex be several but not jointly with MAS, and the amount awarded to plaintiffs not exceed six months’ salary, approximately €2.0 million ($2.7 million).

On February 24, 2012, the five employees who fall within the executive section submitted a reply brief and requested a postponement of the March 5, 2012 court date. The court granted the request and rescheduled separate court dates in 2012 for each plaintiff as follows: June 25, July 9, September 24, October 8 and December 17.

On April 5, 2012, the Toulouse Labor Court held a hearing for the other employees, who fall within the industry section, and the parties presented their arguments regarding whether the court has jurisdiction over Molex. The court adjourned the hearing to consider the question of jurisdiction over Molex and will issue the results of its consideration on June 28, 2012. In addition, the liquidator has filed an action against Molex claiming it is responsible for the liabilities of MAS that remain as a result of the liquidation.

We intend to vigorously contest the attempt by the former employees to seek additional compensation from Molex, and the liquidator’s attempt to hold Molex responsible for the liabilities of MAS.

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

On August 31, 2010, Mizuho Bank (Mizuho), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($36.2 million), ¥5 billion ($60.3 million), ¥5 billion ($60.3 million) and ¥2 billion ($24.1 million), other loan-related expenses of approximately ¥106 million ($1.3 million) and interest and delay damages of approximately ¥4.0 billion ($48.3 million) as of March 31, 2012. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and subsequently both parties have submitted additional briefs and witness statements to the court. The court has scheduled two hearing dates, May 9 and May 16, 2012, for witness examinations. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 2 for accounting treatment of the accrual for unauthorized activities in Japan.

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

Information by segment is summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
For the three months ended:
March 31, 2012:
Revenues from external customers	$583,364	$253,629	$87	$837,080
Income (loss) from operations	76,268	39,741	(27,207)	88,802
Depreciation & amortization	47,838	6,696	3,955	58,489
Capital expenditures	43,638	4,876	5,858	54,372

March 31, 2011:
Revenues from external customers	$628,367	$245,434	$730	$874,531
Income (loss) from operations	86,989	36,399	(25,077)	98,311
Depreciation & amortization	49,967	6,927	4,017	60,911
Capital expenditures	56,208	4,613	3,367	64,188

For the nine months ended:
March 31, 2012:
Revenues from external customers	$1,865,029	$765,136	$498	$2,630,663
Income (loss) from operations	259,882	129,245	(82,603)	306,524
Depreciation & amortization	147,247	20,575	11,842	179,664
Capital expenditures	122,013	16,025	11,389	149,427

March 31, 2011:
Revenues from external customers	$1,954,733	$717,511	$1,424	$2,673,668
Income (loss) from operations	291,551	110,969	(82,443)	320,077
Depreciation & amortization	148,172	21,337	12,207	181,716
Capital expenditures	173,193	13,393	10,329	196,915

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the investigative and legal costs related to the unauthorized activities in Japan and the assets of certain plants that are not specific to a particular segment.

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
March 31, 2012	$1,797,481	$483,656	$116,380	$2,397,517
June 30, 2011	1,913,675	503,443	98,732	2,515,850

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Mar. 31, 2012	June 30, 2011
Segment assets	$2,397,517	$2,515,850
Other current assets	787,724	707,943
Other non-current assets	378,372	374,059

Consolidated total assets	$3,563,613	$3,597,852

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

Net revenue decreased during the three and nine months ended March 31, 2012 compared with the prior year periods primarily due to slower customer demand caused by uncertainties in the global economy, particularly in the consumer markets. Decreases in demand for certain mobile products in the telecommunications markets also contributed to the net revenue decrease. Despite the lower net revenue, gross margins improved during the three and nine months ended March 31, 2012 compared to the prior year periods due to a favorable mix of product sales and rigorous control over costs. We increased prices during the nine months ended March 31, 2012 to partially offset rising material costs, which also contributed to the improved gross margins compared with the prior year period. Despite the gross margin improvements and specific cost control efforts, income from operations decreased during the three and nine months ended March 31, 2012 based on the lower net revenue compared with the prior year periods.

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

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $177.3 million as of March 31, 2012, including $11.5 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $49.5 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

Unauthorized activities in Molex Japan for the three and nine months ended March 31, 2012 and 2011 represent investigative and legal fees.

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

Results of Operations

The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended March 31 (in thousands):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Net revenue	$837,080	100.0%	$874,531	100.0%
Cost of sales	581,904	69.5%	613,917	70.2%

Gross profit	255,176	30.5%	260,614	29.8%
Selling, general & administrative	163,853	19.6%	159,448	18.2%
Unauthorized activities in Japan	2,521	0.3%	2,855	0.4%

Income from operations	88,802	10.6%	98,311	11.2%
Other income (expense), net	349	0.1%	(401)	—%

Income before income taxes	89,151	10.7%	97,910	11.2%
Income taxes	24,268	2.9%	29,765	3.4%

Net income	$64,883	7.8%	$68,145	7.8%

The following table sets forth consolidated statements of income data as a percentage of net revenue for the nine months ended March 31 (in thousands):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Net revenue	$2,630,663	100.0%	$2,673,668	100.0%
Cost of sales	1,819,822	69.2%	1,866,933	69.8%

Gross profit	810,841	30.8%	806,735	30.2%
Selling, general & administrative	496,151	18.9%	475,548	17.8%
Unauthorized activities in Japan	8,166	0.2%	11,110	0.4%

Income from operations	306,524	11.7%	320,077	12.0%
Other (expense) income, net	(1,378)	(0.1%)	917	—%

Income before income taxes	305,146	11.6%	320,994	12.0%
Income taxes	95,730	3.6%	99,462	3.7%

Net income	$209,416	8.0%	$221,532	8.3%

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

Net revenue during the third quarter of fiscal 2012 declined as global economic uncertainty affected end demand, particularly in our consumer market, and our customers managed inventory lower. The increase (decrease) in net revenue from each market during the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 (comparable quarter) and the second quarter of fiscal 2012 (sequential quarter) follows:

	Comparable Quarter	Sequential Quarter
Telecommunications	(13)%	(17)%
Infotech	4	3
Consumer	(10)	(8)
Industrial	(7)	7
Automotive	5	12

Telecommunications market net revenue decreased against the comparable quarter due to decreases in demand for certain mobile products, partially offset by increased demand for networking products. Telecommunications market net revenue decreased against the sequential quarter due to weaker demand for mobile products and infrastructure spending.

Infotech market net revenue increased against the comparable quarter primarily due to increased content and demand for tablet devices and servers, partially offset by slower demand for notebook computers. Infotech market net revenue increased against the sequential quarter primarily due to increased content and demand for tablet devices, partially offset by slower demand for servers.

Consumer market net revenue decreased against the comparable quarter due to economic uncertainty and lower demand in home entertainment and gaming equipment. Consumer market net revenue decreased against the sequential quarter due to lower sales in home entertainment products and seasonal lower demand.

Industrial market net revenue decreased against the comparable quarter due to softening demand for semiconductor and production equipment from our customers’ decreased production, companies’ reluctance to invest in automation projects or deferral of projects in the current economic environment and relatively high levels of inventory in the distribution channel. Industrial market net revenue increased against the sequential quarter as demand increased for industrial distribution and transportation production equipment.

Automotive market net revenue increased against both the comparable and sequential quarters due to higher global automobile production, particularly in North America and Japan, and increasing electronic content in automobiles, such as navigational and entertainment systems, mobile communication and products to improve fuel efficiency.

The following table shows the percentage of our net revenue by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Americas	28%	25%	25%	24%
Asia Pacific	57	60	61	62
Europe	15	15	14	14

Total	100%	100%	100%	100%

The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months Ended Mar. 31, 2012	Nine Months Ended Mar. 31, 2012
Net revenue for prior year period	$874,531	$2,673,668
Components of net revenue change:
Organic net revenue change	(44,555)	(125,099)
Currency translation	4,231	72,358
Acquisitions	2,873	9,736

Total change in net revenue from prior year period	(37,451)	(43,005)

Net revenue for current year period	$837,080	$2,630,663

Organic net revenue change as a percentage of net revenue for prior year period	(5.1)%	(4.7)%

Organic net revenue decreased during the three and nine months ended March 31, 2012 compared with the prior year periods as customer demand slowed in the consumer markets due to uncertainties about end customer demand. Decreases in demand for certain mobile products in the telecommunications markets also contributed to the organic net revenue decrease. We completed an asset acquisition of a specialty wire and cable company during the second quarter of 2012 and completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011.

Foreign currency translation increased net revenue approximately $4.2 million for the three months ended March 31, 2012, primarily due to a stronger Japanese yen against the U.S. dollar, partially offset by a weaker euro against the U.S. dollar, compared to the prior year period. Foreign currency translation increased net revenue approximately $72.4 million for the nine months ended March 31, 2012, due to a stronger Japanese yen against the U.S. dollar compared with the prior year period. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	Local Currency	Currency Translation	Net Change	Local Currency	Currency Translation	Net Change
Americas	$14,079	$(84)	$13,995	$28,200	$333	$28,533
Asia Pacific	(50,141)	8,472	(41,669)	(115,010)	59,891	(55,119)
Europe	(7,089)	(4,157)	(11,246)	(29,237)	12,134	(17,103)
Corporate & other	1,469	—	1,469	684	—	684

Net change	$(41,682)	$4,231	$(37,451)	$(115,363)	$72,358	$(43,005)

The change in net revenue on a local currency basis was as follows:

	Three Months Ended Mar. 31, 2012	Nine Months Ended Mar. 31, 2012
Americas	6.4%	4.4%
Asia Pacific	(9.6)	(7.0)
Europe	(5.3)	(7.7)
Total	(4.8)%	(4.3)%

Gross Profit

The following table provides a summary of gross profit and gross margin for the three and nine months ended March 31 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Gross profit	$255,176	$260,614	$810,841	$806,735
Gross margin	30.5%	29.8%	30.8%	30.2%

The decrease in gross profit for the three months ended March 31, 2012 was primarily due to lower net revenue. Despite the lower net revenue, gross margin improved during the three and nine months ended March 31, 2012 due to a favorable mix of product sales and rigorous control over costs. Gross profit and gross margin for the nine months ended March 31, 2012 also improved due to price increases to partially offset rising material costs. The increases in gross margin were partially offset by the impact of price erosion and material price increases.

A significant portion of our material cost is comprised of copper and gold. We purchased approximately 15.0 million pounds of copper and approximately 77,100 troy ounces of gold during the first three quarters of fiscal 2012. The following table shows the average prices related to our purchases of copper and gold for the three and nine months ended March 31 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Copper (price per pound)	$3.79	$4.38	$3.78	$3.77
Gold (price per troy ounce)	1,691.00	1,388.00	1,693.00	1,321.00

Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges reduced cost of sales by $0.7 million and $6.1 million for the three and nine months ended March 31, 2012, respectively, and reduced cost of sales by $2.2 million and $4.2 million for the three and nine months ended March 31, 2011, respectively.

The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and nine months ended March 31 (in thousands):

	Three Months Ended Mar. 31, 2012	Nine Months Ended Mar. 31, 2012
Price erosion	$(25,254)	$(77,731)
Currency translation	2,497	25,037
Currency transaction	(6,742)	(33,012)

Price erosion is measured as the reduction in prices of our products year over year. The largest impact from price erosion is in our Connector segment. A significant portion of our price erosion occurred in mobile phone connector products, which are part of our telecommunications market. The impact of price erosion is generally offset through cost reduction, price management, and increases in demand for new products.

The increase in gross profit due to currency translation during the three months ended March 31, 2012 was primarily due to a stronger Japanese yen against the U.S. dollar, partially offset by a weaker euro against the U.S. dollar, compared with the prior year period. The increase in gross profit due to currency translation during the nine months ended March 31, 2012 was primarily due to a stronger Japanese yen against the U.S. dollar compared with the prior year period.

Certain products that we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions was primarily due to a stronger Japanese yen and a generally weaker U.S. dollar during the three and nine months ended March 31, 2012, compared with the prior year periods.

Operating Expenses

Operating expenses were as follows as of March 31 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Selling, general and administrative	$163,853	$159,448	$496,151	$475,548
Unauthorized activities in Japan	2,521	2,855	8,166	11,110
Selling, general and administrative as a percentage of revenue	19.6%	18.2%	18.9%	17.8%

Selling, general and administrative expenses increased $4.4 million and $20.6 million for the three and nine months ended March 31, 2012, compared with the prior year periods. The increase in selling, general and administrative expenses for the three months ended March 31, 2012 compared to the prior year period is primarily due to investments in research and development to penetrate new markets, acquire new customers and drive future growth. The increase in selling, general and administrative expenses for the nine months ended March 31, 2012 is primarily due to foreign currency translation. The impact of foreign currency translation increased selling, general and administrative expenses approximately $11.6 million for the nine months ended March 31, 2012, versus the prior year period. Excluding the impact of foreign currency translation, selling, general and administrative expenses increased $9.0 million for the nine months ended March 31, 2012 compared with the prior year period primarily due to investments in research and development to penetrate new markets, acquire new customers and drive future growth.

Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $45.7 million, or 5.5% of net revenue and $134.4 million, or 5.1% of net revenue for the three and nine months ended March 31, 2012, respectively, compared with $43.6 million, or 5.0% of net revenue and $126.3 million, or 4.7% of net revenue, for the comparable prior year periods.

Unauthorized activities in Molex Japan for the three and nine months ended March 31, 2012 represent investigative and legal fees. See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Other income (expense) consists primarily of net interest expense, investment income and currency exchange gains or losses. We recorded other income of $0.3 million and other expense of $1.4 million for the three and nine months ended March 31, 2012, respectively, compared with other expense of $0.4 million and other income of $0.9 million for the three and nine months ended March 31, 2011, respectively. Fluctuations in other income (expense) are primarily due to changes in foreign currency gains and losses.

Effective Tax Rate

The effective tax rate was 27.2% for the three months ended March 31, 2012. During the three months ended March 31, 2012, we recorded income tax expense of $24.3 million. During the three months ended March 31, 2012, we recorded a one-time charge of $1.6 million for the cumulative effect of a reduction in future tax benefits from deferred tax assets in Shanghai due to a decrease in the Shanghai corporate tax rate. We also recorded a one-time benefit of $4.6 million from releasing valuation allowances no longer required on net operating losses recorded in certain foreign jurisdictions.

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

Backlog

Our order backlog on March 31, 2012 was approximately $376.9 million compared with order backlog of $346.3 million at December 31, 2011 and $425.4 million at March 31, 2011. Orders for the three months ended March 31, 2012 were $872.6 million compared with $815.3 million and $880.3 million for the three months ended December 31, 2011 and March 31, 2011, respectively. Orders increased $57.3 million over the sequential quarter and exceeded net revenue during the three months ended March 31, 2012. The increase in demand indicates stabilizing business conditions as orders for the three months ended March 31, 2012 were comparable to the prior year period.

Segments

The following table sets forth information on net revenue by segment as of the three months ended March 31 (in thousands):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Connector	$583,364	69.7%	$628,367	71.9%
Custom & Electrical	253,629	30.3	245,434	28.0
Corporate & Other	87	—	730	0.1

Total	$837,080	100.0%	$874,531	100.0%

The following table sets forth information on net revenue by segment as of the nine months ended March 31 (in thousands):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Connector	$1,865,029	70.9%	$1,954,733	73.1%
Custom & Electrical	765,136	29.1	717,511	26.8
Corporate & Other	498	—	1,424	0.1

Total	$2,630,663	100.0%	$2,673,668	100.0%

Connector

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended Mar. 31, 2012	Nine Months Ended Mar. 31, 2012
Net revenue for prior year period	$628,367	$1,954,733
Components of net revenue change:
Organic net revenue change	(50,688)	(151,324)
Currency translation	5,685	61,620

Total change in net revenue from prior year period	(45,003)	(89,704)

Net revenue for current year period	$583,364	$1,865,029

Organic net revenue change as a percentage of net revenue for prior year period	(8.1)%	(7.7)%

The Connector segment sells primarily to the telecommunication, infotech, consumer and automotive markets. Organic net revenue and segment net revenue decreased during the three and nine months ended March 31, 2012 compared with the prior year periods. The decrease was primarily due to slower customer demand, particularly in the telecommunications and consumer markets. Price erosion, which is generally higher in the Connector segment compared with our other segment, also negatively impacted organic net revenue and segment net revenue. The decrease was partially offset by foreign currency translation, which favorably impacted net revenue by $5.7 million and $61.6 million for the three and nine months ended March 31, 2012, respectively.

The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Income from operations	$76,268	$86,989	$259,882	$291,551
Operating margin	13.1%	13.8%	13.9%	14.9%

Connector segment income from operations declined for the three and nine months ended March 31, 2012 compared with the prior year periods primarily due to lower net revenue, increased selling, general and administrative expenses and higher gold and resin costs. We increased prices to partially offset rising material costs and minimize the decline in gross profit and gross margin. Lower production levels due to decreasing customer demand also led to lower absorption of our fixed costs. Selling, general and administrative expenses for the three and nine months ended March 31, 2012 increased primarily due to investments in research and development to penetrate new markets, acquire customers and drive future growth and foreign currency translation. Foreign currency translation increased selling, general and administrative expenses primarily due to a stronger Japanese yen against other currencies during the three and nine months ended March 31, 2012, compared with the prior year periods.

Custom & Electrical

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended Mar. 31, 2012	Nine Months Ended Mar. 31, 2012
Net revenue for prior year period	$245,434	$717,511
Components of net revenue change:
Organic net revenue change	6,788	27,144
Currency translation	(1,466)	10,745
Acquisitions	2,873	9,736

Total change in net revenue from prior year period	8,195	47,625

Net revenue for current year period	$253,629	$765,136

Organic net revenue change as a percentage of net revenue for prior year period	2.8%	3.8%

The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment net revenue increased in the three and nine months ended March 31, 2012 compared with the prior year periods due to increased customer demand in the infotech market. Foreign currency translation decreased net revenue $1.5 million for the three months ended March 31, 2012, primarily due to a weaker euro against the U.S. dollar compared to the prior year period. Foreign currency translation increased net revenue $10.7 million for the nine months ended March 31, 2012, primarily due to a generally weaker U.S. dollar compared to the prior year period. We completed an asset acquisition of a specialty wire and cable company during the second quarter of fiscal 2012 and completed an asset acquisition of an active optical cable business during the third quarter of fiscal 2011.

The following table provides information on income from operations and operating margins for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Income from operations	$39,741	$36,399	$129,245	$110,969
Operating margin	15.7%	14.8%	16.9%	15.5%

Custom & Electrical income from operations increased for the three and nine months ended March 31, 2012 compared with the prior year periods due to increased net revenue and efforts to control costs. Gross margin increased primarily due to favorable mix of product sales and higher absorption. Selling, general and administrative expenses as a percent of net revenue for the three and nine months ended March 31, 2012 improved over the same prior year periods, due primarily to increased net revenue and specific cost containment actions.

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

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $622.5 million and $546.5 million at March 31, 2012 and June 30, 2011, respectively. Cash, cash equivalents and marketable securities as of March 31, 2012 included $593.0 million held in non-U.S. accounts, including $199.0 million in countries where we may experience administrative delays in withdrawing and transferring cash to U.S. accounts. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions.

On August 18, 2011, we issued senior notes totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of March 31, 2012, we were in compliance with these covenants.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016.

Total debt including obligations under capital leases totaled $256.1 million and $342.6 million at March 31, 2012 and June 30, 2011, respectively. We had available lines of credit totaling $421.6 million at March 31, 2012, including $345.0 million available on the U.S. Credit Facility. The U.S. Credit Facility requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of March 31, 2012, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements in Japan with an outstanding balance of ¥8.0 billion ($96.4 million) as of March 31, 2012, and weighted average fixed interest rates of 1.81%. See Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Cash Flows

Our cash and cash equivalents balance increased $76.2 million during the nine months ended March 31, 2012. Our primary source of cash was operating cash flows of $430.4 million, the majority of which is generated outside the United States. We used cash during the period to fund capital expenditures of $149.4 million and pay dividends of $105.4 million. The translation of our cash to U.S. dollars decreased our cash balance by $8.8 million compared with the balance as of June 30, 2011.

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended March 31,
	2012	2011
Cash provided from operating activities	$430,378	$326,931
Cash used for investing activities	(159,587)	(214,992)
Cash used for financing activities	(185,801)	(66,716)
Effect of exchange rate changes on cash	(8,780)	26,221

Net increase in cash and cash equivalents	$76,210	$71,444

Operating Activities

Cash provided from operating activities increased by $103.4 million from the prior year period due mainly to a $112.9 million decrease in working capital needs in the current year period compared with the prior year. Working capital needs decreased during the nine months ended March 31, 2012 compared with the prior year period as we collected outstanding receivable balances and maintained inventory levels after increasing inventory in the prior year due to customer demand and the conversion from air shipment to sea shipment. Working capital is defined as current assets minus current liabilities.

Investing Activities

Cash used for investing activities decreased by $55.4 million from the prior year period due mainly to a $47.5 million decrease in capital expenditures and $11.0 million of proceeds from the sale of an investment during the three months ended March 31, 2012. Capital expenditures were $149.4 million for the nine months ended March 31, 2012, compared with $196.9 million in the prior year period.

Financing Activities

Cash used for financing activities increased $119.1 million during the nine months ended March 31, 2012, compared with the prior year period primarily due to the increased quarterly cash dividend and net payments on debt.

Our quarterly cash dividend was $0.20 per share in fiscal 2012, an increase of 14.3% from the previous cash dividend of $0.175 per share in the prior fiscal year.

We issued senior notes totaling $150.0 million on August 18, 2011. Proceeds were used to pay down a portion of the U.S. Credit Facility. Net payments on the revolving U.S. Credit Facility were $180.0 million for the nine months ended March 31, 2012, compared with net borrowings of $65.0 million in the prior year period. In addition, net payments on short-term loans were $53.6 million for the nine months ended March 31, 2012, compared with net payments of $3.0 million in the prior year period.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, global economic conditions, success of customers, cost of raw materials, value of inventory, availability of credit, currency exchange rates, labor costs, protection of intellectual property, cost reduction initiatives, unauthorized activities in Japan, acquisition synergies, manufacturing strategies, product development introduction and sales, regulatory changes, competitive strengths, natural disasters, investigations and legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at March 31, 2012 and June 30, 2011.

We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for discussion of derivative instruments in use at March 31, 2012 and June 30, 2011.

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $72.4 million and increased income from operations of $13.5 million for the nine months ended March 31, 2012, compared with the estimated results for the comparable period in the prior year.

Our $13.7 million of marketable securities at March 31, 2012 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, five-year unsecured U.S. Credit Facility and syndicated term loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $5.0 million outstanding on our $350.0 million U.S. Credit Facility with an interest rate of approximately 1.74% at March 31, 2012.

Due to the nature of our operations, net revenue from specific customers or products fluctuates over time, but our broad base of customers in several markets mitigates the concentration risk relating to any one customer or product.

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

Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2012 were as follows (in thousands, except price per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
January 1 – January 31
Common Stock	—	$—	—
Class A Common Stock	1	$20.91	—
February 1 – February 29
Common Stock	—	$—	—
Class A Common Stock	104	$22.30	—
March 1 – March 31
Common Stock	—	$—	—
Class A Common Stock	4	$22.85	—

Total	109	$22.31	—

The shares purchased represent exercises of employee stock options.

Item 6. Exhibits

Number	Description

10.1	Retirement and Waiver and Release Agreement between James E. Fleischhacker and Molex Incorporated dated February 22, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2012. (File No. 000-07491)

10.2	Consulting Agreement between James E. Fleischhacker and Molex Incorporated dated February 22, 2012. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2012. (File No. 000-07491)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date: April 26, 2012	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)