Form 10-K
period 2012-06-30
MOLEX INC
filed 2012-08-09
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐        No   ☑

The aggregate market value of the voting and non-voting shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.6 billion (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2011).

On July 25, 2012, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	80,873,472
Class B Common Stock	94,255

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 26, 2012, are incorporated by reference into Part III of this annual report on Form 10-K.

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

We are one of the world’s largest manufacturers of electronic connectors in terms of net revenue. Our net revenue was $3.5 billion for fiscal 2012. We operated 40 manufacturing locations in 16 countries, and employed 34,226 people in 42 countries as of June 30, 2012.

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

The Connector Industry

The global connector industry is competitive and estimated to represent approximately $48 billion in net revenue for calendar year 2011. The industry has grown at a compounded annual rate of 5.4% over the past 20 years.

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

•

Increasing electronics content.    Consumer demand for advanced product features, convenience and connectivity is increasing electronic content in end devices. For example, electronic content in automobiles is increasing due to proliferation in infotainment, telematics and safety systems.

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

•

Price erosion.    Due to rapidly evolving innovation in the technology industry, our customers’ experience pressure to reduce their prices to meet customer expectations. As a result, component suppliers are generally expected to lower prices.

•

Competitive market.    There are a large number of competitors in the connector industry increasing the level of competition worldwide. We believe that the 10 largest connector suppliers, as measured by net revenue, represent approximately 54% of the worldwide market and exhibit a faster growth rate than their smaller competitors.

•	Rising input costs. Input costs, including commodity prices and employee costs in developing countries continue to increase and affect gross margin.

Markets and Products

The approximate percentage of our net revenue by market for fiscal 2012 is summarized below:

Markets	Percentage of Fiscal 2012 Net Revenue	Primary End Use Products Supported by Molex
Telecommunications	23%	Mobile phones, networking equipment, switches and transmission equipment
Infotech	26%	Desktop, tablet and notebook computers, peripheral equipment, servers and storage
Consumer	18%	Digital electronics, cameras, televisions, gaming systems, acoustics and major appliances
Industrial	13%	Factory automation, food and beverage equipment, alternative energy and electrical lighting and cables
Automotive	17%	Powertrain, body electronics, safety electronics, sensors, infotainment, telematics and lighting
Other (includes Medical, Military and Aerospace)	3%	Electronic and electrical devices for a variety of products

Telecommunications.    In the telecommunications market, we believe our key strengths include high-speed optical signal product lines, backplane connector systems and power distribution products. For mobile phones, we provide micro-miniature connectors, SIM and SD card sockets, keypads, electromechanical subassemblies and internal antennas.

We released several new products for the telecommunications market in fiscal 2012 including:

•

NeoScale™ High-Speed Mezzanine System delivers the market’s cleanest signal integrity at 28+ Gbps and features a high-speed triad wafer design with Solder-Charge Technology™ for customized printed circuit boards routing in high-density system applications;

•

SC, SC/APC and Duplex Connectors, Adapters and Cable Assemblies were developed to meet the challenges of the infotech and telecommunications’ industries, including compatibility with many standard cable sizes and fiber types, adhering to industry mechanical and environmental standards;

•	DDR3 DIMM Sockets, DDR3 DIMM Memory Module Sockets increase data bandwidth and performance for demanding memory applications in desktop, personal and notebook computers, and servers; and

•

Milli-Grid™ is based on a 2.00mm by 2.00mm (.079” by .079”) grid pattern offering complete design flexibility for wire-to-board, board-to-board and cable-to-board connections in personal computers, entertainment, telecommunications and other electronic industries.

Infotech.    In the infotech market, our key strengths include our high-speed signal product line, storage input/output (I/O) products, standards committee leadership, global coordination and strong relationships with OEMs and contract manufacturers.

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

We hold a strong position in the infotech market with respect to the connectors used in servers, the segment of this market that accounts for the largest volume of our connector purchases. We offer a large variety of products for power distribution, signal integrity, processor and memory applications. We are also a leading designer in the industry for storage devices.

We participate in the tablet market with a wide range of customers, largely using wire-to-board, board-to-board and flexible printed circuit connectors developed for mobile phones and smartphones.

We released several new products for the infotech market in fiscal 2012 including:

•

ZXP® zSFP+™ Interconnect System is the first complete ZXP® zSFP+™ Interconnect System for 25 Gbps serial channels, delivering signal integrity with electromagnetic interference protection for next-generation ethernet and Fibre Channel applications;

•

VersaBeam™ POD Cable Assemblies mates to Avago parallel optical modules, optimizing airflow and cable management for next generation applications in emerging high-speed data and computer markets and meets Telcordia GR-1435 specifications;

•

Impact™ 100 Ohm Orthogonal (Direct) Backplane Connector System improves system airflow and reduces performance constraints by eliminating backplane and midplane connections with our Impact™ Orthogonal Direct connector system, ideal for next-generation data and telecommunication equipment with rates up to 25 Gbps; and

•

Premo-Flex™ FFC and Etched Polyimide Jumpers, Premo-Flex™ FFC and etched polyimide jumpers, available in a variety of pitches, cable lengths and thicknesses and high-temperature ratings up to +105°C deliver durable, ultra flexible, competitively priced solutions for PCB connections in virtually any industry.

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

We are a leading connector source and preferred supplier to computer game makers. In addition, we provide components for gaming machines.

We released several new products for the consumer market in fiscal 2012 including:

•

MobliquA™ antenna technology supports small-volume antenna designs without compromising efficiency and provides standard or custom solutions for an unlimited range of wireless applications and includes with superior bandwidth enhancing capability;

•	FFC-FPC (SMT), our microminiature SMT FFC/FPC connectors include features to meet a wide variety of space and application-specific needs;

•	micro-SIM Card Sockets, operate in push-push and push-pull styles that offer excellent electrical reliability and maximum space savings; and

•

SlimStack™ 0.40mm Pitch Board-to-Board Connectors, are low profile, ultra-narrow-width connectors manufactured in various stack heights for space savings and design flexibility, ideal for tight packaging applications such as mobile phones.

Industrial.    In the industrial market, we believe our key strengths include our industrial communications and networking technology, breadth of our power and signal product lines, distribution partnerships and global presence.

Our extensive industrial product line includes network interface cards, software for industrial networks and custom or industry standard cord sets. We offer a complete line of Woodhead® electrical solutions designed to support optimal worker safety and performance for today’s harsh duty environments. Our industry-leading solutions support the needs of industries such as factory automation, commercial construction, utility, petrochemical and food and beverage. In addition, we offer I/O connectors deployed in a variety of industrial production equipment on the factory floor, including:

•	automated assembly equipment;

•	conveyors and material handling equipment;

•	packaging equipment; and

•	pick-and-place robots.

We released several new products for the industrial market in fiscal 2012 including:

•

Brad® Ultra-Lock® (M12) EX Connection System for Zone 2 Hazardous Locations achieve non-arcing connections in a one-step installation process with the Brad ® Ultra-Lock® (M12) EX Connection System, designed for industrial automation use in Class I, Division 2 and Zone 2 hazardous areas;

•	Brad® Micro-Change® (M12) Connectors, Rugged Micro-Change® connectors and receptacles provide a high-pin-density M12 solution and can be used in harsh commercial and industrial environments; and

•	SolarSpec™ Junction Box and Cable Assemblies, Innovative SolarSpec™ products deliver solutions to the solar market and provide value to module manufacturers, installers and distributors.

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

We released several new products for the automotive market in fiscal 2012 including:

•

Mini50™ Unsealed Connection Systems achieve space savings over traditional USCAR 0.64mm connectors with smaller terminals to fit more low-current electrical circuits in interior, unsealed, transportation-vehicle environments;

•	Mizu-P25™ Miniature Waterproof Connectors provides superior levels of dustproof and waterproof protection along with space savings;

•	Automotive Sensor Interconnects reduce the package size in automotive sensor applications which allow automakers to achieve greater competitive advantage; and

•	S8 Automotive Bulb Sockets simplify assembly and include a patented individual wire seal design that provides easy attachment during the crimping process.

Other.    Medical electronics is a growing market for our connectors, switch and assembly products. We provide both connectors and custom integrated systems for diagnostic and therapeutic equipment used in hospitals, including x-ray, magnetic resonance imaging and dialysis machines. Military electronics is also one of our focus markets. There is a range of electronic applications for our products in the commercial-off-the-shelf segment of this market. Products originally developed for the infotech, telecommunications and automotive markets are used in an increasing number of military applications. We are also expanding into non-connector markets, such as Solid State Lighting. Our Solid State Lighting business focuses on producing solutions that accelerate the adoption of LED lighting in general illumination, including LED holders and packaged LED/electronics products.

We released several new products for these other markets in fiscal 2012 including:

•	MediSpec™ Hybrid Circular MT Cable Assemblies and Receptacles provide high-performance, mixed optical and electrical signaling to streamline the amount of connectors required in medical systems;

•

Tight-Jacketed Cable LC and SC Connectors reduce optical micro bends and fiber breakage and are designed for synchronized plug-and-cable movement in tight, outer-jacket cable commonly deployed in rugged military and industrial applications; and

•	LED Array Holder for Sharp Zenigata (COB) Arrays simplify the installation process for small-fixture applications and reduce installation time with compression contacts that eliminate hand soldering.

Business Objectives and Strategies

One of our business objectives is to develop or improve our leadership position in each of our primary markets by increasing our overall position as a preferred supplier and improving our competitiveness on a global scale.

We believe that our success in achieving net revenue growth exceeding the connector market growth rate throughout our history is the result of the following key strengths:

•	broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	strong intellectual property portfolio that underlies many key products;

•	high product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	strong technical collaboration with customers;

•	extensive experience with advanced development, engineering, and new product development processes;

•	broad geographical presence in developed and developing markets;

•	continuous effort to develop an efficient, low-cost manufacturing footprint; and

•	a broad range of products both for specific and standard applications.

We serve our customers by continuing to focus on the following strategies:

•

Concentrate on core markets.    We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for 73 years. We are a principal supplier of connector components to the telecommunications, infotech, consumer, industrial and automotive electronics markets.

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

•

Leverage financial strength.    We use our expected cash flow from operations and strong balance sheet to invest aggressively in new product development, to pursue synergistic acquisitions, to align manufacturing capacity with customer requirements and to pursue productivity improvements. We invested approximately 6.5% and 5.2% of fiscal 2012 net revenue in capital expenditures and research and development activities, respectively.

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

Competition

We compete with many companies in each of our product categories and global industries. These competitors include Amphenol Corporation, Delphi Automotive PLC, Hirose Electronic Co., Ltd, Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and TE Connectivity Ltd. We also compete with a significant number of smaller competitors who compete in specific geographies and industries. The identity and significance of competitors may change over time. We believe that the 10 largest connector suppliers, as measured by net revenue, represent approximately 54% of the worldwide market. Many of these companies offer products in some, but not all, of the markets and regions we serve.

Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. We also compete on the basis of customer service. Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.

Customers and Sales Channels

We sell products directly to OEMs, contract manufacturers and distributors. Our customer base includes global companies and no single customer accounted for more than 10% of our net revenue in fiscal 2012, 2011 or 2010.

Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers. We are engaged in significant operations in foreign countries. Our net revenue originating outside the United States was approximately 74% in fiscal 2012.

In fiscal 2012, the approximate share of net revenue by geographic region follows:

•

60% of net revenue originated in Asia-Pacific (China, including Hong Kong and Taiwan, India, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore and Thailand). Approximately 32% and 14% of net revenue in fiscal 2012 was derived from operations in China and Japan, respectively.

•	26% of net revenue originated in the Americas.

•	14% of net revenue originated in Europe.

Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. A discussion of market risk associated with changes in foreign currency exchange rates can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors.

We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide. To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 25% of our net revenue in fiscal 2012.

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

Our sales force around the world has access to our global information systems to provide 24/7 visibility on orders, pricing, contracts, shipping, inventory and customer programs. We offer a self-service environment for our customers through our web site at www.molex.com, so that customers can access our entire product line, download drawings or 3D models, obtain price quotes, order samples and track delivery.

Information regarding our operations by reporting segment appears in Note 21 of the Notes to Consolidated Financial Statements.

Research and Development

We remain committed to investing in world-class technology development, particularly in the design and manufacture of connectors and interconnect systems. Our research and development activities are directed toward developing technology innovations, primarily high-speed signal integrity, miniaturization, higher power delivery, optical signal delivery and sealed harsh environment connectors that we believe will deliver the next generation of products. We continue to invest in new manufacturing processes, improve existing products and reduce costs. We believe that we are well positioned in the technology industry to help drive innovation and promote industry standards that will yield innovative and improved products for customers.

We incurred total research and development costs of $181.1 million in fiscal 2012, $170.1 million in fiscal 2011 and $154.0 million in fiscal 2010. We believe this investment, approximating 5.2% of net revenue, is among the highest levels relative to the largest participants in the industry and helps us achieve a competitive advantage.

We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Our engineers are active in many of these committees, helping to give us a voice in shaping the technologies of the future. In fiscal 2012, we commercialized 229 new products and received 319 patents.

We perform a majority of our design and development of connector products in the United States and Japan, but have additional product development capabilities in various locations, including China, Germany, Ireland, Korea and Singapore.

Manufacturing

Our core manufacturing expertise includes molding, stamping, plating and assembly operations. We use state of the art plastic injection molding machines and metal stamping and forming presses. We have created new processes to meet the ongoing challenge of manufacturing smaller connectors. We continue to utilize our proprietary plated plastic technology, which provides excellent shielding performance while eliminating secondary manufacturing processes in applications such as mobile phone antennas.

We also have expertise in printed circuit card, flexible circuit and harness assembly for our integrated products operations, which build devices that leverage our connector content. We operate low-cost manufacturing centers in China, India, Malaysia, Mexico, Poland, the Philippines, Thailand and Vietnam to reduce our manufacturing costs and align our footprint with our customers’ needs.

Continuous improvements achieved through a global lean/six sigma program have reduced our manufacturing costs and improved our quality and delivery. Our trend of fewer but larger factories, such as our one million square foot facility in Chengdu, China, provides increasing economies of scale and efficiencies.

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

Backlog

The backlog of unfilled orders as of June 30, 2012 was approximately $416.4 million compared with backlog of $418.5 million as of June 30, 2011. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.

Employees

As of June 30, 2012, we had 34,226 people working for us worldwide. Approximately 70% of these people were located in low labor cost countries. We believe that we have strong relations with our employees.

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

Executive Officers

Our executive officers as of July 27, 2012 are set forth in the table below.

Name	Positions Held with Registrant During the Last Five Years	Age	Year Employed
Frederick A. Krehbiel(a)	Co-Chairman (1999-present); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	71	1965(b	)
John H. Krehbiel, Jr.(a)	Co-Chairman (1999-present); Co-Chief Executive Officer (1999-2001).	75	1959(b	)
Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-present); President and Chief Operating Officer (2001-2005).	57	1976
Liam McCarthy	President and Chief Operating Officer (2005-present); Vice President of Operations, Europe (2000-2005).	56	1976
David D. Johnson	Executive Vice President, Treasurer and Chief Financial Officer (2005-present).	56	2005
Graham C. Brock	Executive Vice President (2005-present) and President, Global Sales & Marketing (2006-present) and Regional President, Europe (2005).	58	1976
James E. Fleischhacker	Executive Vice President (2001-present), Technology & Innovation (2012-present); President, Global Commercial Products Division (2009-2012); President Global Transportation Products Division (2007-2009).	68	1984
Katsumi Hirokawa	Executive Vice President (2005-present) and President, Global Micro Products Division (2007-present); Vice President and President, Asia-Pacific North (2005-2007).	65	1995
J. Michael Nauman	Executive Vice President and President, Global Integrated Products Division (2009-present); Senior Vice President and President, Global Integrated Products Division (2007-2009); President, Integrated Products Division, Americas Region (2005-2007).	50	1994
Joseph Nelligan	Senior Vice President, (2011-present); President, Commercial Products Division (2012-present); Vice President, Product Development and Commercialization, Commercial Products Division (2009-2011); Vice President, Global Industry Group — Datacom (2007-2009).	48	1984
Gary J. Matula	Senior Vice President, Information Systems and Chief Information Officer (2008-present); Vice President, Information Systems and Chief Information Officer (2004-2008).	57	1984
Timothy I. Ruff	Senior Vice President, Business Development and Corporate Strategy (2012-present); Vice President Sales and Marketing, Americas (2006-2011).	47	1988
Ana G. Rodriguez	Senior Vice President, Global Human Resources (2008-present); Vice President, Co-General Counsel and Secretary (2007-2008).	44	2005

(a)	John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of Molex. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Molex or each other.

(b)	Includes period employed by our predecessor company.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors. The Code of Business Conduct incorporates our policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. We have also adopted a Code of Ethics for Senior Financial Management applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial managers. The Code of Ethics sets out our expectations that financial management produce full, fair, accurate, timely and understandable disclosure in our filings with the Securities and Exchange Commission (the SEC) and other public communications. We intend to post any amendments to or waivers from these codes of conduct on our web site.

The full text of these codes of conduct is published on the investor relations page of our web site at www.molex.com.

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

Cautionary Statement Regarding Forward-Looking Statements

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regard-

ing growth strategies, industry trends, global economic conditions, success of customers, cost of raw materials, value of inventory, availability of credit, currency exchange rates, labor costs, protection of intellectual property, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development introduction and sales, regulatory changes, competitive strengths, natural disasters, unauthorized access to data, government investigations and outcomes of legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

Risk Factors

You should carefully consider the risks described below. These risks are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Relating to Our Business

We may be adversely affected by a prolonged economic downturn or economic uncertainty.

Our business and operating results have been and will continue to be affected by global economic conditions. When global economic conditions deteriorate or economic uncertainty increases, our customers or potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows.

We may see a negative effect on our business due to disruptions in financial markets.

Economic downturns and economic uncertainty generally affect global credit markets. Financial markets in the United States, Europe and Asia have been experiencing volatility in security prices, limited liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. While these conditions have not yet impaired our ability to access credit markets and finance our operations, there is no assurance that there will not be deterioration in financial markets and confidence in developed economies. The tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing of significant purchases and operations and this can in turn have a material adverse effect on our business and results of operations.

We are dependent on the success of our customers.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the telecommunications, infotech, automotive, consumer and industrial markets. These markets are subject to rapid technological change, vigorous competition and short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected.

For example, the telecommunications market, which accounted for approximately 23% of our net revenue in fiscal 2012, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. The infotech market, which accounted for 26% of our net revenue in fiscal 2012, has fluctuated seasonally and is subject to variations in enterprise spending depending on current economic and credit conditions. Periodic downturns in our customers’ industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to continuing pressure to lower our prices.

Over the past several years, we have experienced, and we expect to continue to experience, pressure to lower our prices. In the last two years, we have experienced annual price erosion averaging from 2% to 3% of net revenue. In order to maintain our margins, we must continue to reduce our costs by similar amounts. Continuing pressure to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

We face rising costs of commodity materials.

The cost and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connector assemblies, are critical to our success. The prices of many of these raw materials, including copper and gold, has increased in recent years, and continues to fluctuate. Gold, which made up approximately 16% of our material cost in fiscal 2012, has increased in price approximately 52% since fiscal 2010. In addition, many of these commodity materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins if we are unable to pass such increased costs through to our customers. Some of our competitors may be less dependent on these commodity materials and have less exposure to these volatile commodity costs. Our results of operations, financial condition and cash flows may be materially and adversely affected if we have difficulty obtaining these commodity materials, the quality of available commodity materials deteriorates, or there are continued significant price increases for these commodity materials. We use financial instruments to hedge the volatility of commodity material costs. The success of our hedging program depends on accurate forecasting of transaction activity in the various commodity materials. We could experience unanticipated commodity materials or hedge gains or losses if these forecasts are inaccurate during periods of volatility.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. A relative decline in our competitive position in these areas could have a material adverse effect on our financial condition. Within each of our markets, we encounter direct competition from other electronic components manufacturers and suppliers ranging in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition may intensify from various U.S. and non-U.S. competitors and new market entrants, some of which may be our current customers. Our markets have continued to become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. Moreover, our competitive position is increasingly dependent upon being a socially responsible citizen and any inability to meet our customers’ expectations may result in a loss of business and market share to competitors. Increased competition may result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We are dependent on new products.

We expect that a significant portion of our future net revenue will continue to be derived from sales of newly introduced products. Rapidly changing technology, evolving industry standards and changes in customer needs characterize the market for our products. If we fail to modify or improve our products in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make investments in research and development in order to timely develop new products, enhance existing products and achieve market acceptance for such products. As a result of our need to make these investments in research and development, our operating results could be materially affected if our net revenue falls below expectations. Moreover, there is no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

We may need to license new technologies to respond to technological change and these licenses may not be available to us on terms that we can accept or may materially change the gross profit margin that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there is no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success.

We face manufacturing challenges.

The volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; and consolidations among or acquisitions of customers. Due in part to these factors, many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons and such actions could negatively affect our operating results. In addition, we make significant operating decisions based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers.

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

Sales through independent distributors accounted for approximately 25% of our net revenue in fiscal 2012. Although we have entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon written notice. The distributors are not within our control, are not obligated to purchase products from us, and may also sell other lines of products. We do not assure you that these distributors will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of our products by the distributors would lead to reduced sales and could materially adversely affect our financial condition, results of operations and business. Selling through indirect channels such as distributors may limit our contact with the ultimate customers and our ability to assure customer satisfaction.

We face industry consolidation.

Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become increasingly concentrated in recent years, including the telecommunications, infotech, automotive and consumer electronics industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, and they may be able to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins of our products, particularly for commodity components.

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

The value of our inventory may decline as a result of surplus inventory, price reductions or technological obsolescence. The life cycles of some of our products can be very short compared with the development cycle, which may result in excess or obsolete inventory or equipment that we may need to write off. We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our net revenue and operating results. However, if circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material effect on the net realizable value of our inventory. We maintain an inventory valuation reserve account against diminution in the value or salability of our inventory. However, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves in all circumstances.

We may encounter problems associated with our global operations.

For fiscal year 2012, approximately 74% of our net revenue came from international sales, including 32% and 14% in China and Japan, respectively. In addition, a significant portion of our operations consists of manufacturing activities outside of the United States, including approximately 21% and 30% in China and Japan, respectively. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries, including China where we do business. Additionally, we face the following risks:

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

We face substantial exposure to movements in non-U.S. currency exchange rates because a significant portion of our business is conducted outside the United States. This may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective. Approximately 64% of our net revenue for fiscal year 2012 was invoiced in currencies other than the U.S. dollar, and we expect net revenue and manufacturing costs from non-U.S. markets to continue to represent a significant portion of our operating results. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international net revenue and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance. We mitigate a portion of our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. To reduce our exposure to fluctuations in currency exchange rates when natural hedges are not effective, we may use financial instruments to hedge U.S. dollar and other currency commitments and cash flows arising from trade accounts receivable, trade accounts payable and fixed purchase obligations.

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

The fabrication of the products we manufacture is a complex and precise process. Our customers specify quality, performance and reliability standards. If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and product re-work or replacement costs. Although we engage in extensive product quality programs and processes, these may not be sufficient to avoid product failures, which could cause any of the following to occur and negatively affect our financial condition and results of operations:

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

In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. Any necessary acquisition financing may not be available to us on acceptable terms if and when required. If we undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities would have a dilutive effect on the interests of the holders of our stock.

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

We are subject to a wide and ever-changing variety of U.S. and foreign laws and regulations, compliance with which may require substantial expense. Of particular note are laws and regulations restricting the use of certain chemical substances in the production of electronic equipment. Failure to comply with these requirements could result in fines or suspension of sales.

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

Third parties may claim that we are infringing their intellectual property rights. Such claims could have an adverse effect on our business and financial condition. From time to time we receive letters alleging infringement of patents. Litigation concerning patents or other intellectual property is costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the manufacture and sale of affected products.

Our Information Technology (“IT”) systems could be breached.

We face certain security threats relating to the confidentiality and integrity of our IT systems. Despite implementation of security measures, our IT systems may be vulnerable to damage from computer viruses, cyber attacks and other unauthorized access and these security breaches could result in a disruption to our operations. A material network breach of our IT systems could involve the theft of our and our customers’ intellectual property or trade secrets which may be used by competitors to develop competing products. To the extent that any security breach results in a loss or damage to data, or inappropriate disclosure of confidential or proprietary information, it could cause significant damage to our reputation, affect our customer relations, lead to claims against us, increase our costs to protect against future damage and could result in a material adverse effect on our business and financial position.

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

Concerns about deterioration in the global economy, together with the credit crisis, have caused significant volatility in interest rates and equity prices, which could decrease the value of our pension plans’ investment portfolios. A decrease in the value of our pension plans’ investment portfolios could have an adverse effect on our results of operations, financial condition and cash flows.

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

An adverse outcome in a litigation proceeding may result in a material adverse effect on our financial position.

We are currently a party to various legal proceedings which may divert financial and management resources. If one or more unfavorable final outcomes were to occur, our financial position could be materially and adversely affected.

Covenants in our debt instruments may adversely affect us if we are determined not to be in compliance.

Our unregistered, private placement of debt (the Private Placement) and three-year revolving credit facility in the United States (the U.S. Credit Facility) contain representations and covenants with which we are required to be in compliance. Although we believe none of these covenants are restrictive to our operations, our ability to meet these representations and/or covenants can be affected by events beyond our control, and we do not assure you that we will continue to comply. A breach of any of these representations and/or covenants could result in a default giving the lender(s) the right to declare all amounts outstanding thereunder to be immediately due and payable and our lender(s) could terminate commitments to extend further credit. If the lender(s) accelerate the repayment of borrowings, we do not assure you that we will have sufficient assets to repay our affected indebtedness. In addition, acceleration of any debt obligation under any of our material debt instruments may permit the lender(s) under other material debt instruments to accelerate payment of amounts outstanding.

Our certificate of incorporation and bylaws include antitakeover provisions, which may deter or prevent a takeover attempt.

Some provisions of our certificate of incorporation and bylaws may deter or prevent a takeover attempt, including a takeover that might result in a premium over the market price for our Common Stock and Class A Common Stock. Our governing documents establish a classified board, require stockholders to give advance notice prior to the annual meeting if they want to nominate a candidate for director or present a proposal, and contain a number of provisions subject to supermajority vote. In addition, the Board may issue up to 25,000,000 shares of preferred stock without action by our stockholders, which could be used to make it more difficult and costly to acquire our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and lease manufacturing, design, warehousing, sales and administrative space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2012 through fiscal 2021. The leases in aggregate are not considered material to the financial position of Molex.

As of June 30, 2012, we owned or leased a total of approximately 9.7 million square feet of facility space worldwide. We have vacated several buildings in France, Germany and Slovakia and are holding these buildings and related assets for sale. We own 91% of our manufacturing, design, warehouse and office space and lease the remaining 9%. Our manufacturing plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.

Our principal executive offices are located at 2222 Wellington Court, Lisle, Illinois, United States of America. We own 40 manufacturing locations, of which 15 are located in North America and 25 are located in other countries. A listing of the locations of our principal manufacturing facilities by geographic region is presented below:

•	Americas: Mexico and United States

•	Asia-Pacific: China, India, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam

•	Europe: Ireland, Italy and Poland

Item 3.	Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 20 of the Notes to Consolidated Financial Statements, which is hereby incorporated by reference.

Item 4.	Mining Safety Disclosures — Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex Incorporated is traded on the NASDAQ Global Select Market and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock. Molex Class B Common Stock is not publicly traded.

The number of stockholders of record at June 30, 2012 was 1,883 for Common Stock, 5,150 for Class A Common Stock and 13 for Class B Common Stock.

The following table presents quarterly stock prices for the fiscal years ended June 30:

		2012		2011
	Quarter	Low — High		Low — High
Common Stock	1st	$18.62	$26.63	$17.65	$21.10
	2nd	19.09	25.88	20.18	23.02
	3rd	24.35	28.38	23.01	28.22
	4th	22.19	28.28	24.22	27.95

		2012		2011
	Quarter	Low — High		Low — High
Class A Common Stock	1st	$15.83	$22.18	$15.03	$17.79
	2nd	15.85	21.39	16.87	19.08
	3rd	20.10	23.62	19.20	23.47
	4th	18.96	23.55	20.22	23.32

Cash dividends on common stock have been paid every year since 1977. The following table presents quarterly dividends declared per share of Common Stock, Class A Common Stock and Class B Common Stock for the fiscal years ended June 30:

	2012	2011
Quarter ended:
September 30	$0.2000	$0.1525
December 31	0.2000	0.1750
March 31	0.2000	0.1750
June 30	0.2200	0.2000

Total	$0.8200	$0.7025

During the quarter ended June 30, 2012, 24,020 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options. The aggregate market value of the shares transferred totaled $0.5 million. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended June 30, 2012 were as follows (in thousands, except price per share data):

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
April 1 — April 30
Common Stock	—	$—	—
Class A Common Stock	516	$22.37	—
May 1 — May 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—
June 1 — June 30
Common Stock	—	$—	—
Class A Common Stock	18	$18.97	—

Total	534	$22.24	—

*	The shares purchased represent shares withheld to pay taxes due upon vesting of restricted stock or exercise of employee stock options.

Descriptions of our Common Stock appear under the caption “Molex Stock” in our 2012 Proxy Statement and in Note 17 of the Notes to Consolidated Financial Statements.

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on June 30, 2007 in each of Molex Common Stock, Molex Class A Common Stock, the S&P 500 Index and a Peer Group Index. The Peer Group Index includes 50 companies (including Molex) classified in the Global Sub-industry Classifications “Electronic Equipment and Instruments,” “Electronic Manufacturing Services” and “Technology Distributors.” All values assume reinvestment of the pre-tax value of dividends paid by Molex and the companies included in these indices, and are calculated as of June 30 each year. The historical stock price performance of Molex’s Common Stock and Class A Common Stock is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return

(Value of Investment of $100 on June 30, 2007)

Among Molex Incorporated, the S&P 500 Index

and a Peer Group

	06/30/07	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12
Molex Incorporated Common	100.00	82.78	54.78	66.17	96.33	92.61
Molex Incorporated Class A	100.00	87.91	57.55	63.96	92.18	90.45
S&P 500	100.00	86.88	64.10	73.35	95.87	101.09
Peer Group	100.00	89.85	58.65	72.21	101.31	90.58

Item 6.	Selected Financial Data

Molex Incorporated

Five-Year Financial Highlights Summary

(in thousands, except per share data)

	2012	2011	2010	2009	2008
Operations:
Net revenue	$3,489,189	$3,587,334	$3,007,207	$2,581,841	$3,328,347
Gross profit	1,068,463	1,088,137	892,623	656,177	1,014,235
Income (loss) from operations	399,472	430,199	137,802	(348,881)	313,233
Income (loss) before income taxes	400,267	429,939	131,489	(321,573)	333,931
Net income (loss)(1)	281,377	298,808	76,930	(322,036)	215,720
Earnings (loss) per share:
Basic	$1.60	$1.71	$0.44	$(1.84)	$1.20
Diluted	1.59	1.70	0.44	(1.84)	1.19
Net income (loss) percent of net revenue	8.1%	8.3%	2.6%	(12.5)%	6.5%
Capital expenditures	$227,101	$262,246	$229,477	$177,943	$234,626
Financial Position:
Current assets	$2,079,238	$2,055,345	$1,775,821	$1,507,058	$1,841,472
Current liabilities	886,857	882,047	912,696	884,893	817,803
Working capital(2)	1,192,381	1,173,298	863,125	622,165	1,023,669
Current ratio(3)	2.3	2.3	1.9	1.7	2.3
Property, plant and equipment, net	$1,150,549	$1,168,448	$1,055,144	$1,080,417	$1,172,395
Total assets	3,611,503	3,597,852	3,236,578	3,011,586	3,667,272
Long-term debt	150,032	222,794	183,434	30,311	146,333
Stockholders’ equity	2,441,264	2,368,266	1,985,131	1,961,252	2,576,216
Dividends declared per share	$0.82	$0.70	$0.61	$0.61	$0.45
Average common shares outstanding:
Basic	175,980	174,812	173,803	174,598	180,474
Diluted	177,382	175,943	174,660	174,598	181,395

(1)	Operating results include the following by year (in thousands):

	2012	2011	2010	2009	2008
After-tax restructuring costs and asset impairments	$—	$—	$92,835	$111,798	$20,988
Goodwill impairments	—	—	—	264,140	—
After-tax net unauthorized activities in Japan	7,172	9,221	17,128	1,712	3,007

See Notes 3 and 6 of the Notes to Consolidated Financial Statements for a discussion of unauthorized activities in Japan, restructuring costs and asset impairments, respectively.

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

We sell our products in five primary markets. Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, infotech, consumer, industrial and automotive markets. Our products are used in a wide range of applications including notebook computers, computer peripheral equipment, mobile products such as smartphones and tablets, digital electronics such as cameras and televisions, gaming systems, automobile engine control units and adaptive braking systems, factory automation and diagnostic equipment.

Net revenue by market can fluctuate based on various factors including economic conditions, new technologies within the industry, composition of customers and changes in their net revenue or inventory levels and new products or model changes that we or our customers introduce. The following table sets forth, for fiscal 2012, 2011 and 2010, the percentage relationship to net revenue of our sales by primary markets:

	2012	2011	2010
Telecommunications	23%	25%	25%
Infotech	26	23	22
Consumer	18	19	20
Industrial	13	15	14
Automotive	17	15	16
Other	3	3	3

Total	100%	100%	100%

The following table sets forth, for fiscal 2012, 2011 and 2010, the percentage relationship to net revenue of our sales by geographic region:

	2012	2011	2010
Americas	26.2%	24.3%	24.4%
Asia-Pacific	60.0	61.3	59.8
Europe	13.8	14.4	15.8

Total	100.0%	100.0%	100.0%

The following table sets forth, for fiscal 2012, 2011 and 2010, the percentage relationship to net revenue of our sales by reporting segment:

	2012	2011	2010
Connector	70.5%	72.5%	72.4%
Custom & Electrical	29.5	27.5	27.5
Corporate & Other	—	—	0.1

Total	100.0%	100.0%	100.0%

We sell our products directly to OEMs and to their contract manufacturers and suppliers and, to a lesser extent, through distributors worldwide. Many of our customers are multi-national corporations that manufacture their products in multiple operations in several countries.

In fiscal 2012, 60.0% of our net revenue was derived from sales in the Asia-Pacific region, representing slower net revenue growth in the Asia-Pacific region and a decrease from 61.3% of net revenue in fiscal 2011. In prior years, we experienced faster net revenue growth in Asia, particularly in China, than in the Americas and Europe. We continue to expand our manufacturing operations in lower cost regions. Approximately 56.9% of our manufacturing capacity is in lower cost areas such as China, Eastern Europe and Mexico. In addition, reduced trade barriers and improved supply chain logistics have reduced our need to duplicate regional manufacturing capabilities. For these reasons, we have consolidated multiple plants of modest size and established a strategy of operating fewer, larger and more integrated facilities in select locations. We believe that our business is positioned to benefit from this strategy.

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

Non-GAAP Financial Measures

Organic net revenue growth, which is included in Management’s Discussion and Analysis, is a non-GAAP financial measure. The tables presented in Results of Operations provide reconciliations of U.S. GAAP reported net revenue growth (the most directly comparable GAAP financial measure) to organic net revenue growth.

We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business and provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, since it is an important measure of the underlying results of our operations. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity. Management uses organic net revenue growth together with GAAP measures, such as net revenue and operating income in its decision making processes related to the operations of our reporting segments and our overall company. Because organic net revenue growth calculations may vary among other companies, organic net sales growth amounts presented below may not be comparable with similar measures of other companies.

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

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $184.2 million as of June 30, 2012, including $18.4 million in cumulative foreign currency translation, which was recorded as a component of accumulated other comprehensive income. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $58.1 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

Unauthorized activities in Japan for fiscal years ended June 30, 2012 and 2011 represent investigative and legal fees.

Financial Highlights

Net revenue and income from operations for fiscal 2012 decreased slightly compared with fiscal 2011 due primarily to global economic uncertainty and lower end customer demand. Net revenue for fiscal 2012 of $3.5 billion decreased $98.1 million, or 2.8%, from fiscal 2011. Organic net revenue decreased $168.4 million, or 4.7%, in fiscal 2012 compared with fiscal 2011. Income from operations for fiscal 2012 of $399.5 million decreased $30.7 million, or 7.1%, compared with fiscal 2011. We recognized net income of $281.4 million in fiscal 2012 compared with net income of $298.8 million in fiscal 2011. Fiscal 2012 results include a net loss on unauthorized activities in Japan of $11.3 million ($7.2 million after-tax). Fiscal 2011 results include a net loss on unauthorized activities in Japan of $14.5 million ($9.2 million after-tax).

Results of Operations

The following table sets forth, for fiscal 2012, 2011 and 2010, certain consolidated statements of operations data as a percentage of net revenue (dollars in thousands):

	2012	Percentage of Net Revenue	2011	Percentage of Net Revenue	2010	Percentage of Net Revenue
Net revenue	$3,489,189	100.0%	$3,587,334	100.0%	$3,007,207	100.0%
Cost of sales	2,420,726	69.4%	2,499,197	69.7%	2,114,584	70.3%

Gross profit	1,068,463	30.6%	1,088,137	30.3%	892,623	29.7%
Selling, general & administrative	657,732	18.9%	643,462	17.9%	610,784	20.3%
Restructuring costs and asset impairments	—	—%	—	—%	117,139	3.9%
Unauthorized activities in Japan	11,259	0.3%	14,476	0.4%	26,898	0.9%
Goodwill impairments	—	—%	—	—%	—	—%

Income from operations	399,472	11.4%	430,199	12.0%	137,802	4.6%
Other income (expense), net	795	—%	(260)	—%	(6,313)	(0.2)%

Income before income taxes	400,267	11.5%	429,939	12.0%	131,489	4.4%
Income taxes	118,890	3.4%	131,131	3.7%	54,559	1.8%

Net income	$281,377	8.1%	$298,808	8.3%	$76,930	2.6%

Net Revenue

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2012	2011
Net revenue for prior year	$3,587,334	$3,007,207
Components of net revenue increase:
Organic net revenue change	(168,385)	488,123
Currency translation	57,777	82,742
Acquisitions	12,463	9,262

Total change in net revenue from prior year	(98,145)	580,127

Net revenue for current year	$3,489,189	$3,587,334

Organic net revenue change as a percentage of net revenue for prior year	(4.7)%	16.2%

Net revenue decreased during fiscal 2012 compared with fiscal 2011 as end customer demand slowed due to global economic uncertainties. The decrease in net revenue was partially offset by currency translation due to a general weakening of the U.S. dollar against most currencies except the euro. We completed asset acquisitions of a specialty wire and cable company during the second quarter of fiscal 2012 and an active optical cable business during the third quarter of fiscal 2011.

The increase in net revenue attributed to currency translation in fiscal 2011 compared with fiscal 2010 was principally due to a stronger Japanese yen and weaker U.S. dollar against most currencies except the euro. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	June 30, 2012			June 30, 2011
	Local Currency	Currency Translation	Net Change	Local Currency	Currency Translation	Net Change
Americas	$40,202	$157	$40,359	$136,321	$1,073	$137,394
Asia-Pacific	(160,831)	58,963	(101,868)	301,824	96,776	398,600
Europe	(34,758)	(1,343)	(36,101)	59,427	(15,107)	44,320
Corporate & Other	(535)	—	(535)	(187)	—	(187)

Net change	$(155,922)	$57,777	$(98,145)	$497,385	$82,742	$580,127

The change in net revenue by geographic region on a local currency basis as of June 30 follows:

	2012	2011
Americas	4.6%	18.5%
Asia-Pacific	(7.3)	21.0
Europe	(6.7)	12.5

Total	(4.3)%	16.5%

Net revenue declined in fiscal 2012 compared with fiscal 2011 primarily due to the Asia-Pacific and Europe regions. Slower economic growth in China and uncertainties about economic stability in Europe led to net revenue declines in those regions during fiscal 2012. In prior years, we experienced faster net revenue growth in Asia, particularly China, than the other regions. Net revenue in fiscal 2011 increased in all three regions compared with fiscal 2010 as overall customer demand improved over the prior year.

Net revenue in fiscal 2012 declined compared with fiscal 2011 as global economic uncertainty affected end demand, particularly in our consumer, telecommunications and industrial markets, and our customers managed inventory lower. The decline in net revenue in fiscal 2012 was partially offset by increased demand in our infotech and automotive markets. Net revenue increased across all five primary markets in fiscal 2011 compared with fiscal 2010 as customer demand improved over the prior year. The following table sets forth, for fiscal 2012 and 2011, changes in net revenue from each of our five primary product markets from the prior fiscal year:

	2012	2011
Telecommunications	(10)%	21%
Infotech	5	24
Consumer	(6)	12
Industrial	(9)	23
Automotive	7	16

Telecommunications market net revenue decreased in fiscal 2012 compared with fiscal 2011 due to decreases in demand for certain mobile products, partially offset by increased infrastructure spending on networking. Telecommunications market net revenue increased in fiscal 2011 compared with fiscal 2010 due to higher infrastructure spending and increased demand for mobile products, including higher demand for smartphones and our customers’ introduction of smartphone models with higher connector content.

Infotech market net revenue increased in fiscal 2012 compared with fiscal 2011 due to increased content and demand for tablet devices and servers, partially offset by slower demand for notebook computers. Infotech market net revenue increased in fiscal 2011 compared with fiscal 2010 primarily due to increased content and demand for servers, data storage, notebook computers and tablet devices.

Consumer market net revenue decreased in fiscal 2012 compared with fiscal 2011 due to economic uncertainty leading to lower demand in home entertainment, including lower demand for our components in televisions, and supply chain disruptions caused by the floods in Thailand during the second quarter of fiscal 2012. Decreases in consumer market net revenue were partially offset by increased net revenue in gaming equipment. Consumer market net revenue increased in fiscal 2011 compared with fiscal 2010 primarily due to increased demand for our components in televisions, digital cameras and home appliances, as well as expansion into the non-connector audio accessories market, partially offset by reduced demand in gaming equipment.

Industrial market net revenue decreased in fiscal 2012 compared with fiscal 2011 due to softening demand for semiconductor and production equipment from our customers’ decreased production, companies’ reluctance to invest in automation projects or deferral of projects in the current economic environment and relatively high levels of inventory in the distribution channel. Industrial market net revenue in fiscal 2011 increased compared with fiscal 2010 due to higher demand for our connectors in semiconductor and other production equipment as our customers increased production to meet demand.

Automotive market net revenue increased in fiscal 2012 compared with fiscal 2011 due to higher global automobile production, particularly in North America and Japan, and increasing electronic content in automobiles, such as navigational and entertainment systems, mobile communication and products to improve fuel efficiency. Automotive market net revenue for fiscal 2011 increased compared with fiscal 2010 due to increased automobile production levels in the United States and China.

Gross Profit

We measure gross profit as net revenue less cost of sales. Cost of sales includes manufacturing costs, such as materials, direct and indirect labor, and factory overhead. Our gross margins are primarily affected by the following factors: product mix; volume; cost reduction efforts; competitive pricing pressure; commodity costs and currency fluctuations.

The following table sets forth gross profit and gross margin for fiscal 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Gross profit	$1,068,463	$1,088,137	$892,623
Gross margin	30.6%	30.3%	29.7%

The decrease in gross profit during fiscal 2012 was due to lower net revenue. Despite the lower net revenue, gross margin improved during fiscal 2012 due to a favorable mix of product sales and rigorous control over costs, including reduced freight expense.

The increase in gross profit and gross margin during fiscal 2011 was primarily due to increased net revenue. Gross margins have improved over time due to lower costs resulting from our restructuring program. The improvements in gross margin were partially offset by the impact of price erosion and material price increases.

A significant portion of our material cost consists of copper and gold costs. We purchased approximately 20 million pounds of copper and 108,000 troy ounces of gold in fiscal 2012 compared with approximately 22 million pounds of copper and 125,000 troy ounces of gold in fiscal 2011 and approximately 23 million pounds of copper and 112,000 troy ounces of gold in fiscal 2010.

The following table sets forth the average prices of copper and gold we purchased in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Copper (price per pound)	$3.73	$3.88	$3.04
Gold (price per troy ounce)	1,670.00	1,363.00	1,096.00

Generally, we are able to pass through to our customers only a small a portion of the changes in the cost of copper and gold. However, we mitigated the impact of the change in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges reduced cost of sales by $6.7 million, $7.1 million and $5.1 million in fiscal 2012, 2011 and 2010, respectively.

In addition to commodity costs, the following table sets forth, for fiscal 2012, 2011 and 2010 the effects of certain significant impacts on gross profit from the prior year (in thousands):

	2012	2011	2010
Price erosion	$(66,270)	$(102,563)	$(139,232)
Currency translation	21,951	37,958	23,928
Currency transaction	(35,099)	(57,763)	(22,076)

Price erosion measures the reduction in prices of our products year over year, which reduces our gross profit. Price erosion as a percent of net revenue was 1.9%, 2.8% and 4.5% in fiscal 2012, 2011 and 2010, respectively. Price erosion decreased in fiscal 2012 and 2011 compared with the prior year periods due primarily to the implementation of pricing software that provides enhanced visibility to recoverable costs and improved detail of profit margin by product.

The increase in gross profit due to currency translation gains in fiscal 2012 was primarily due to a general weakening of the U.S. dollar against most currencies except the euro. The increase in gross profit due to currency translation gains in fiscal 2011 was primarily due to a stronger Japanese yen against other currencies and a weaker U.S. dollar against most currencies except the euro. The increase in gross profit due to currency translation gains in fiscal 2010 was primarily due to stronger Asian currencies.

Certain products we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The decrease in gross profit due to currency transactions in fiscal 2012 and 2011 was primarily due to a stronger Japanese yen and a weaker U.S. dollar against most currencies. The decrease in gross profit due to currency transactions in fiscal 2010 was primarily due to a general weakening of the U.S. dollar against other currencies except the euro.

Operating Expenses

The following table sets forth our operating expenses for fiscal 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Selling, general & administrative	$657,732	$643,462	$610,784
Selling, general & administrative as a percentage of net revenue	18.9%	17.9%	20.3%
Restructuring costs and asset impairments	—	—	117,139
Unauthorized activities in Japan	11,259	14,476	26,898

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $14.3 million and $32.7 million in fiscal 2012 and fiscal 2011 compared with the prior year periods, respectively. Selling, general and administrative expenses increased primarily due to foreign currency translation and investments in research and development to penetrate new markets, acquire new customers and drive future growth. The impact of currency translation increased selling, general and administrative expenses by approximately $9.0 million for fiscal 2012 compared with fiscal 2011 and increased selling, general and administrative expenses by approximately $12.7 million for fiscal 2011 compared with fiscal 2010. Selling, general, and administrative expenses in fiscal 2012 were reduced by $8.0 million for property insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011. Selling, general and administrative expenses decreased as a percentage of net revenue in fiscal 2011 compared with fiscal 2010 primarily due to efforts to control spending as net revenue increased from the prior year.

Research and development expenditures, which are classified as selling, general and administrative expenses, were $181.1 million, or 5.2% of net revenue, for fiscal 2012 compared with $170.1 million, or 4.7% of net revenue, for fiscal 2011 and $154.0 million, or 5.1% of net revenue, for fiscal 2010. Research and development expense increased in fiscal 2012 and 2011 compared with the prior year periods as we made strategic investments in developing future technology innovations.

Restructuring Costs and Asset Impairments

Restructuring costs and asset impairments consist of the following (in thousands):

2010
Severance costs	$79,609
Asset impairments	37,296

Restructuring costs	116,905
Intangible asset impairments	234

Total restructuring charges and asset impairments	$117,139

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other lower-cost facilities. We completed our restructuring program on June 30, 2010.

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

Unauthorized Activities in Japan

Unauthorized activities in Japan for fiscal 2012 and 2011 represent investigative and legal fees. See Note 3 of the Notes to Consolidated Financial Statements for accounting treatment of the accrual for unauthorized activities in Japan.

Other Income (Expense), net

Other income (expense) consists primarily of net interest expense, investment income, and currency exchange gains or losses. We recorded other income of $0.8 million during fiscal 2012 compared with $0.3 million of other expense during fiscal 2011. Fluctuations in other income (expense) are primarily due to changes in currency gains and losses.

Effective Tax Rate

The effective tax rate for the fiscal years ended June 30, follows:

	2012	2011	2010
Effective tax rate	29.7%	30.5%	41.5%

The effective tax rate was 29.7%, 30.5% and 41.5% for fiscal 2012, 2011 and 2010, respectively. The effective tax rate for fiscal 2010 was higher than fiscal 2012 and 2011 due to (1) income tax expense recorded during the year of $7.7 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised, (2) a charge due to legislation passed during fiscal 2010 which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D, (3) tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized, and (4) additional U.S. tax cost to repatriate earnings from non-US subsidiaries during the year.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We had net deferred tax assets of $160.8 million at June 30, 2012.

Results by Product Segment

Connector.    The following table sets forth the change in net revenue for the Connector segment for fiscal 2012 and 2011 (dollars in thousands):

	2012	2011
Net revenue for prior year	$2,600,469	$2,177,014
Components of net revenue increase:
Organic net revenue change	(194,483)	350,905
Currency translation	53,983	72,550

Total change in net revenue from prior year	(140,500)	423,455

Net revenue for current year	$2,459,969	$2,600,469

Organic net revenue change as a percentage of net revenue for prior year	(7.5)%	16.1%

The Connector segment sells primarily to the telecommunications, infotech, consumer and automotive markets, which are discussed above. Segment organic net revenue decreased during fiscal 2012 compared with the prior year period due to slower customer demand, particularly in the telecommunications and consumer markets, partially offset by increased net revenue in the automotive market. Segment organic net revenue increased in fiscal 2011 compared with the prior year periods due to increased demand in all of the Connector segment’s primary markets, partially offset by price erosion. Price erosion, which is generally higher in the Connector segment compared with our other segments, was 2.9% and 3.3% in fiscal 2012 and 2011, respectively.

The following table sets forth information on income from operations and operating margins for the Connector segment for fiscal 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Income from operations	$344,387	$396,233	$123,980
Operating margin	14.0%	15.2%	5.7%

Connector segment income from operations declined in fiscal 2012 compared with fiscal 2011 primarily due to lower net revenue and higher gold and resin costs. We adjusted prices to partially offset rising material costs and minimize the impact of price erosion on gross profit and gross margin. Lower production levels due to decreasing customer demand also led to lower absorption of our fixed costs. Selling, general and administrative expenses for fiscal 2012 were consistent with fiscal 2011 as insurance proceeds for damages related to the earthquake and tsunami in Japan principally offset increases in investments in research and development and foreign currency translation. Foreign currency translation increased selling, general and administrative expenses $14.6 million during fiscal 2012 compared with fiscal 2011 primarily due to a weakening of the U.S. dollar against most currencies except the euro.

Connector segment income from operations increased in fiscal 2011 compared with fiscal 2010 primarily due to increased net revenue and completion of our restructuring program on June 30, 2010. Gross margins were positively impacted from lower costs from our restructuring program, which has improved margins over time. Connector segment income from operations also improved in fiscal 2011 due to controlled selling, general and administrative costs in a period of increased net revenue. Selling, general and administrative expenses were $368.4 million, or 14.2% of net revenue, for fiscal 2011 compared with $347.6 million, or 16.0% of net revenue, for fiscal 2010, due to efficiencies gained from restructuring and specific cost-containment actions.

Custom & Electrical.    The following table sets forth net revenue for fiscal 2012 and 2011 (dollars in thousands):

	2012	2011
Net revenue for prior year	$985,120	$828,905
Components of net revenue increase:
Organic net revenue change	26,774	136,757
Currency translation	3,783	10,196
Acquisitions	12,463	9,262

Total change in net revenue from prior year	43,020	156,215

Net revenue for current year	$1,028,140	$985,120

Organic net revenue change growth as a percentage of net revenue for prior year	2.7%	16.5%

The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment net revenue exceeded $1.0 billion in fiscal 2012 and organic net revenue increased in fiscal 2012 compared with fiscal 2011 due to increased demand in the infotech market. Segment organic net revenue increased in fiscal 2011 compared with fiscal 2010 due to increased demand in all of the segment’s primary markets. We completed asset acquisitions of a specialty wire and cable company during the second quarter of fiscal 2012 and an active optical cable business during the third quarter of fiscal 2011.

The following table sets forth income from operations and operating margins for the Custom & Electrical segment for fiscal 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Income from operations	$172,803	$154,370	$111,083
Operating margin	16.8%	15.7%	13.4%

Custom & Electrical segment income from operations increased during fiscal 2012 compared with fiscal 2011 due to increased net revenue, favorable mix of product sales and higher absorption, partially offset by increased investments in our global sales and marketing organization and research and development to penetrate new markets, acquire customers and drive future growth. Selling, general and administrative expenses decreased as a percent of net revenue in fiscal 2012 compared with fiscal 2011 as costs were controlled despite the increase in net revenue.

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

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $652.2 million and $546.5 million at June 30, 2012 and 2011, respectively. Cash, cash equivalents and marketable securities as of June 30, 2012 included approximately $617.9 million in non-U.S. accounts, including $209.1 million in countries where we may experience administrative delays in withdrawing and transferring cash to U.S. accounts. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in plant, equipment and acquisitions.

On August 18, 2011, we issued senior notes totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of June 30, 2012, we were in compliance with these covenants.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States that was initially scheduled to mature in June 2012 (the “U.S. Credit Facility”). We amended the U.S. Credit Facility in January 2010, September 2010 and March 2011. In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we amended the credit facility to increase the credit line to $350.0 million and extend the term to March 2016.

Total debt, including obligations under capital leases totaled $255.0 million and $342.6 million at June 30, 2012 and 2011, respectively. We had available lines of credit totaling $444.4 million at

June 30, 2012, including $350.0 million available under the U.S. Credit Facility as of June 30, 2012. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2012, we were in compliance with these covenants. Additionally, we have three unsecured borrowing agreements in Japan totaling ¥8.0 billion ($100.2 million) as of June 30, 2012, with weighted average fixed interest rates of 1.8%. See Note 13 of the Notes to Consolidated Financial Statements.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2012	2011	2010
Cash provided from operating activities	$573,719	$466,151	$250,579
Cash used for investing activities	(227,695)	(270,709)	(216,871)
Cash used for financing activities	(226,282)	(77,191)	(83,236)
Effect of exchange rate changes on cash	(14,924)	37,996	1,173

Net increase (decrease) in cash and cash equivalents	$104,818	$156,247	$(48,355)

Operating Activities

Cash provided from operating activities in fiscal 2012 increased by $107.6 million from the prior year due primarily to a $144.5 million decrease in working capital needs in fiscal 2012 as receivables decreased due to improved collections and lower net revenue. Working capital is defined as current assets minus current liabilities. Net inventory levels were controlled, but increased slightly from fiscal 2011 excluding the impact of foreign currency exchange.

Cash provided from operating activities in fiscal 2011 increased $215.6 million from fiscal 2010 due primarily to an increase in net income in fiscal 2011 compared with fiscal 2010 and completion of our restructuring program on June 30, 2010.

Investing Activities

Cash used for investing activities decreased by $43.0 million due to decreased investment in capital expenditures in fiscal 2012 compared with fiscal 2011, $11.0 million of proceeds from the sale of an investment during fiscal 2012 and $8.0 million of insurance proceeds for damages from the earthquake and tsunami in Japan. The decrease was partially offset by net purchases of marketable securities in fiscal 2012 compared with net sales of marketable securities in fiscal 2011.

Capital expenditures decreased $35.1 million during fiscal 2012 due to project delays related to lower demand and production. Capital expenditures increased $32.8 million during fiscal 2011 compared with fiscal 2010 as demand and production increased.

We had $2.4 million in net purchases of marketable securities during fiscal 2012 compared with $3.6 million in net sales of marketable securities during fiscal 2011. We had $25.5 million net purchases of marketable securities in fiscal 2010. Our marketable securities generally have a term of less than one year. Our investments in marketable securities are primarily based on our uses of cash in operating, other investing and financing activities.

Financing Activities

Cash used for financing activities increased $149.1 million during fiscal 2012 compared with fiscal 2011 primarily due to net payments on the revolving credit facility and long-term debt compared with net borrowings in fiscal 2011 and an increase in quarterly cash dividends paid during fiscal 2012.

We issued senior notes totaling $150.0 million in fiscal 2012. Proceeds were used to pay down a portion of our $350.0 million unsecured, five-year revolving U.S. Credit Facility. Net payments against the U.S. Credit Facility during the twelve months ended June 30, 2012 were $185.0 million compared to net borrowings of $85.0 million in the prior year period. There were no outstanding borrowings against the U.S. Credit Facility as of June 30, 2012.

We increased our cash dividend during the fourth quarter of fiscal 2011 to $0.20 per share, an increase of 14.3% from the previous quarterly cash dividend of $0.175 per share. The increase was effective to shareholders of record on June 30, 2011. During fiscal 2011, we increased our quarterly cash dividend to $0.175 per share, an increase of 14.8% from the previous quarterly cash dividend of $0.1525 per share in fiscal 2010. The increase was effective to shareholders of record on December 31, 2010.

Additionally, we increased our cash dividend again during the fourth quarter of fiscal 2012 to $0.22 per share, which was effective to shareholders of record on June 30, 2012.

Sources of Liquidity

We believe we have sufficient cash balances, cash flow and available credit lines to support our planned growth. As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may affect our cash requirements and debt balances. To the extent we are required to pay all or any portion of the unauthorized loans in Molex Japan, our cash requirements may also be affected.

Total debt consisted of the following at June 30:

	Average Interest Rate	Calendar Year Maturity	2012	2011
Long-term debt:
Private Placement	2.91 - 4.28%	2016 - 2021	$150,000	$—
U.S. Credit Facility	1.75%	2016	—	185,000
Unsecured bonds and term loans	1.31 - 1.65%	2012 - 2013	37,556	89,342
Mortgages, industrial development bonds and other debt	Varies	2012 - 2013	1,091	1,528

Total long-term debt			188,647	275,870
Less current portion of long-term debt:
Unsecured bonds and term loans	1.31 - 1.65%		37,556	52,156
Mortgages, industrial development bonds and other debt	Varies		1,059	920

Long-term debt, less current portion			150,032	222,794
Short-term borrowings
Overdraft loan	1.98%	2012	62,645	62,060
Other short-term borrowings	Varies		3,673	4,628

Total short-term borrowings			66,318	66,688

Total debt			$254,965	$342,558

On August 18, 2011, we issued senior notes totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Note Purchase Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of June 30, 2012, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of June 30, 2012. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2012, we were in compliance with these covenants and had no outstanding borrowings.

In March 2012, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 1.98%. At June 30, 2012, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $62.6 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to six month Tokyo InterBank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months (Syndicated Term Loan). At June 30, 2012, the balance of the syndicated term loan approximated $12.5 million, which is classified as current.

In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At June 30, 2012, the outstanding balance of the unsecured bonds approximated $25.1 million, which is classified as current.

Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows as of June 30, 2012 (in thousands):

Year one	$38,615
Year two	32
Year three	—
Year four	—
Year five	50,000
Thereafter	100,000

Total long-term debt obligations	$188,647

We had available lines of credit totaling $444.4 million at June 30, 2012, including $350.0 million available on the U.S. Credit Facility. The lines of credit expire between 2012 and 2016.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at June 30, 2012, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$40,711	$16,017	$15,452	$7,384	$1,858
Capital lease obligations	7,990	4,156	3,764	70	—
Other long-term liabilities	15,879	3,370	3,944	9	8,556
Debt obligations(1)	250,809	100,777	32	50,000	100,000

Total	$315,389	$124,320	$23,192	$57,463	$110,414

(1)	Total does not include contractual obligations recorded on the balance sheet as current liabilities for certain purchase obligations, as discussed below. Debt obligations do not include interest payments.

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

Income Taxes

We recognize liabilities for uncertain tax positions based on the two-step process prescribed within ASC 740-10, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $160.8 million at June 30, 2012.

We periodically assess the carrying value of our deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made. We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $50.3 million at June 30, 2012.

We have operations in countries around the world that are subject to income and other similar taxes in these countries. The estimation of the income tax amounts that we record involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how foreign taxes may affect domestic taxes. Although we believe our tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters. Subsidiaries with historical net operating losses were able to utilize $23.5 million of these losses during fiscal 2012.

Provision is made for U.S. taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

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

Pension Plans

The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. The three critical assumptions used, all of which impact the net periodic pension expense (income) and two of which impact the pension benefit obligation (PBO), are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The discount rate used to determine the present value of our future U.S. pension obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for U.S. pension obligations. The discount rates for our foreign pension plans are selected by using a yield curve approach or by reference to high quality corporate bond rates in those countries that have developed corporate bond markets. In those countries where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts. For additional information concerning the assumptions see Note 12 of the Notes to Consolidated Financial Statements.

The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2012, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease) in PBO		Increase (Decrease) in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans
Discount rate change:
Increase 50 basis points	$(6,510)	$(11,684)	$17	$(143)
Decrease 50 basis points	7,343	13,211	(35)	114
Expected rate of return change:
Increase 100 basis points	N/A	N/A	704	753
Decrease 100 basis points	N/A	N/A	(704)	(753)

Other Postretirement Benefits

We have retiree health care plans that cover the majority of our U.S. employees. There are no significant postretirement health care benefit plans outside of the US. The health care cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation (APBO) and retiree health care benefit expense. The effects of the indicated increase and decrease in the assumed healthcare cost trend rates for our retiree healthcare plans as of June 30, 2012, assuming no change in benefit levels is shown below (in thousands):

	Increase (Decrease) Total Annual Service and Interest Cost	Increase (Decrease) in APBO
Increase 100 basis points:	$589	$4,534
Decrease 100 basis points:	(481)	(3,736)

Stock Options

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of the option using historical data pertaining to option exercises. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

Fair Value of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820-10, Fair Value Measurements and Disclosures, as of June 30, 2012 (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale and trading securities	$29,651	$29,651	$—	$—
Derivative financial instruments, net	7,029	—	7,029	—

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

Although we believe our assumptions in determining the projected cash flows are reasonable, changes in those estimates could affect the evaluation.

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

Contingencies

In accordance with ASC 450, Contingencies, we analyze whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, we accrue for costs associated with the loss contingency. We expense associated legal fees as incurred. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

In July 2012, the FASB issued updated guidance on the periodic testing of intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test as required under current guidance. This new guidance is effective for us beginning July 1, 2013, with early adoption permitted. This new guidance will not have a material impact on our consolidated financial statements.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 16 of the Notes to Consolidated Financial Statements for discussion of the foreign exchange contracts in use at June 30, 2012, 2011 and 2010.

We have implemented a formalized treasury risk management policy that describes the procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 16 of the Notes to Consolidated Financial Statements for discussion of the derivative instruments in use at June 30, 2012, 2011 and 2010.

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations were impacted by the translation of our international financial statements into U.S. dollars resulting in increased net revenue of $57.8 million and increased income from operations of $12.9 million for fiscal 2012, compared with the estimated results for fiscal 2011 using the average rates for 2011.

Our $14.8 million of marketable securities at June 30, 2012 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, U.S. Credit Facility and Syndicated Term Loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had no outstanding borrowings on the U.S. Credit Facility with an interest rate of approximately 1.75% at June 30, 2012. The balance of our Syndicated Term Loan was approximately $12.5 million with an interest rate of approximately 1.31% at June 30, 2012.

Due to the nature of our operations, net revenue from specific customers or products fluctuates over time, but our broad base of customers in several markets mitigates the concentration risk relating to any one customer or product. Approximately 32% and 14% of net revenue in fiscal 2012 was derived from operations from China and Japan, respectively.

We monitor the environmental laws and regulations in the countries in which we operate. We have implemented an environmental program to reduce the generation of potentially hazardous materials during our manufacturing process and believe we continue to meet or exceed local government regulations.

Item 8.	Consolidated Financial Statements and Supplementary Data

Molex Incorporated

Molex Incorporated

Consolidated Balance Sheets

(in thousands)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$637,417	$532,599
Marketable securities	14,830	13,947
Accounts receivable, less allowances of $37,876 at June 30, 2012 and $42,297 at June 30, 2011	751,279	811,449
Inventories	531,825	535,953
Deferred income taxes	110,789	129,158
Other current assets	33,098	32,239

Total current assets	2,079,238	2,055,345
Property, plant and equipment, net	1,150,549	1,168,448
Goodwill	160,986	149,452
Non-current deferred income taxes	50,038	38,178
Other assets	170,692	186,429

Total assets	$3,611,503	$3,597,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$104,933	$119,764
Accounts payable	355,491	359,812
Accrued expenses:
Salaries, commissions and bonuses	89,404	90,913
Restructuring	10,250	14,049
Accrual for unauthorized activities in Japan	184,177	182,460
Other	112,381	112,666
Income taxes payable	30,221	2,383

Total current liabilities	886,857	882,047
Other non-current liabilities	18,174	23,879
Accrued pension and other postretirement benefits	115,176	100,866
Long-term debt	150,032	222,794

Total liabilities	1,170,239	1,229,586
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 112,204 shares issued at June 30, 2012 and 2011	5,610	5,610
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 114,910 shares issued at June 30, 2012 and 113,400 shares issued at June 30, 2011	5,746	5,670
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at June 30, 2012 and 2011	5	5
Paid-in capital	711,394	674,494
Retained earnings	2,545,070	2,408,083
Treasury stock (Common Stock, 16,644 shares at June 30, 2012 and 2011; Class A Common Stock, 34,074 shares at June 30, 2012 and 33,712 shares at June 30, 2011), at cost	(1,112,956)	(1,106,039)
Accumulated other comprehensive income	286,395	380,443

Total stockholders’ equity	2,441,264	2,368,266

Total liabilities and stockholders’ equity	$3,611,503	$3,597,852

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Income

(in thousands, except per share data)

	Years Ended June 30,
	2012	2011	2010
Net revenue	$3,489,189	$3,587,334	$3,007,207
Cost of sales	2,420,726	2,499,197	2,114,584

Gross profit	1,068,463	1,088,137	892,623
Selling, general and administrative	657,732	643,462	610,784
Restructuring costs and asset impairments	—	—	117,139
Unauthorized activities in Japan	11,259	14,476	26,898

Total operating expenses	668,991	657,938	754,821

Income from operations	399,472	430,199	137,802
Interest (expense) income, net	(5,360)	(5,708)	(5,416)
Other income (expense)	6,155	5,448	(897)

Total other income (expense)	795	(260)	(6,313)

Income before income taxes	400,267	429,939	131,489
Income taxes	118,890	131,131	54,559

Net income	$281,377	$298,808	$76,930

Earnings per share:
Basic	$1.60	$1.71	$0.44
Diluted	$1.59	$1.70	$0.44
Average common shares outstanding:
Basic	175,980	174,812	173,803
Diluted	177,382	175,943	174,660

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2012	2011	2010
Operating activities:
Net income	$281,377	$298,808	$76,930
Add (deduct) non-cash items included in net income:
Depreciation and amortization	236,974	242,171	238,666
Asset write-downs included in restructuring costs	—	—	37,296
Loss on investments	—	—	558
Deferred income taxes	10,236	37,514	(16,965)
Loss on sale of property, plant and equipment	2,580	4,843	4,092
Share-based compensation	23,335	22,461	27,034
Other non-cash items	(20,561)	(22,554)	20,577
Changes in assets and liabilities:
Accounts receivable	44,161	(16,401)	(208,051)
Inventories	(5,338)	(25,916)	(117,701)
Accounts payable	312	(63,984)	115,869
Other current assets and liabilities	(10,246)	(9,298)	14,559
Other assets and liabilities	10,889	(1,493)	57,715

Cash provided from operating activities	573,719	466,151	250,579

Investing activities:
Capital expenditures	(227,101)	(262,246)	(229,477)
Proceeds from sales of property, plant and equipment	3,444	1,804	3,014
Proceeds from sales or maturities of marketable securities	12,496	11,936	44,373
Purchases of marketable securities	(14,934)	(8,328)	(18,890)
Acquisitions	(24,000)	(18,847)	(10,097)
Other investing activities	22,400	4,972	(5,794)

Cash used for investing activities	(227,695)	(270,709)	(216,871)

Financing activities:
Proceeds from revolving credit facility	75,000	105,000	154,000
Payments on revolving credit facility	(260,000)	(20,000)	(79,000)
Proceeds from short-term loans and current portion of long-term debt	—	57,620	—
Payments on short-term loans and current portion of long-term debt	(53,748)	(60,270)	—
Proceeds from issuance of long-term debt	150,000	—	32,647
Payments on long-term debt	(575)	(48,356)	(87,787)
Cash dividends paid	(140,638)	(114,410)	(105,984)
Exercise of stock options	7,873	7,269	4,008
Other financing activities	(4,194)	(4,044)	(1,120)

Cash used for financing activities	(226,282)	(77,191)	(83,236)
Effect of exchange rate changes on cash	(14,924)	37,996	1,173

Net increase (decrease) in cash and cash equivalents	104,818	156,247	(48,355)
Cash and cash equivalents, beginning of year	532,599	376,352	424,707

Cash and cash equivalents, end of year	$637,417	$532,599	$376,352

Supplemental cash flow information:
Interest paid	$6,272	$5,830	$6,262
Income taxes paid	$77,787	$98,117	$43,319

See accompanying notes to consolidated financial statements.

Molex Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Years Ended June 30,
	2012	2011	2010
Common stock	$11,361	$11,285	$11,207

Paid-in capital:
Beginning balance	$674,494	$638,796	$601,459
Stock-based compensation	23,335	22,461	27,034
Exercise of stock options	10,598	11,372	9,012
Issuance of stock awards	2,143	1,865	1,291
Other	824	—	—

Ending balance	$711,394	$674,494	$638,796

Retained earnings:
Beginning balance	$2,408,083	$2,232,445	$2,261,594
Net income	281,377	298,808	76,930
Dividends	(144,398)	(122,913)	(106,079)
Other	8	(257)	—

Ending balance	$2,545,070	$2,408,083	$2,232,445

Treasury stock:
Beginning balance	$(1,106,039)	$(1,098,087)	$(1,089,322)
Exercise of stock options	(6,917)	(7,952)	(8,765)

Ending balance	$(1,112,956)	$(1,106,039)	$(1,098,087)

Accumulated other comprehensive income:
Beginning balance	$380,443	$200,770	$176,383
Foreign currency translation adjustments	(65,056)	147,772	35,482
Pension adjustments, net of tax	(23,344)	29,935	(12,459)
Unrealized derivative instrument (loss) gain, net of tax	(4,676)	152	135
Unrealized investment (loss) gain, net of tax	(972)	1,814	1,229

Ending balance	$286,395	$380,443	$200,770

Total stockholders’ equity	$2,441,264	$2,368,266	$1,985,131

Comprehensive income:
Net income	$281,377	$298,808	$76,930
Foreign currency translation adjustments	(65,056)	147,772	35,482
Pension adjustments, net of tax	(23,344)	29,935	(12,459)
Unrealized derivative instrument (loss) gain, net of tax	(4,676)	152	135
Unrealized investment (loss) gain, net of tax	(972)	1,814	1,229

Total comprehensive income	$187,329	$478,481	$101,317

See accompanying notes to consolidated financial statements.

Molex Incorporated

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

No mark-to-market adjustments were required during fiscal 2012, 2011 or 2010 because the carrying value of the securities approximated market value. We did not liquidate any available-for-sale securities prior to maturity in fiscal 2012, 2011 or 2010.

Accounts Receivable

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. We believe that we have little concentration of credit risk due to the diversity of our customer base. Accounts receivable are shown net of allowances and anticipated discounts on the Consolidated Balance Sheets. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

based on historical trends and an evaluation of the impact of current and projected economic conditions. We monitor the collectability of our accounts receivable on an ongoing basis by analyzing the aging of our accounts receivable, assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Our accounts receivable are not collateralized.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component.

Our goodwill impairment reviews require a two-step process. The first step of the review compares the estimated fair value of the reporting unit against its aggregate carrying value, including goodwill. We estimate the fair value of our reporting units using the income and market methods of valuation, which includes the use of estimated discounted cash flows. Based on this analysis, if we determine the carrying value of the segment exceeds its fair value, then we complete the second step to determine the fair value of net assets in the segment and quantify the amount of goodwill impairment.

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

From time to time we, in our sole discretion, will grant price allowances to customers. At the time of sale, we record as a reduction of net revenue a reserve for estimated price allowances based on historical allowances authorized and approved solely at our discretion.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Research and Development

Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $181.1 million, $170.1 million and $154.0 million in fiscal 2012, 2011 and 2010, respectively.

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

We also use derivative instruments to hedge the variability of gold and copper costs. These instruments are designated as cash flow hedges. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income and reclassified to cost of sales during the period the commodity is used in production and the underlying product is sold.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Contingencies

In accordance with ASC 450, Contingencies, we analyze whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, we accrue for costs associated with the loss contingency. We expense associated legal fees as incurred. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

In July 2012, the FASB issued updated guidance on the periodic testing of intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test as required under current guidance. This new guidance is effective for us beginning July 1, 2013, with early adoption permitted. This new guidance will not have a material impact on our consolidated financial statements.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $184.2 million as of June 30, 2012, including $18.4 million in cumulative foreign currency translation, which was recorded as a component of accumulated other comprehensive income. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $58.1 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

Unauthorized activities in Japan for fiscal years ended June 30, 2012 and 2011 represent investigative and legal fees.

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

	2012	2011	2010
Net income	$281,377	$298,808	$76,930

Basic average common shares outstanding	175,980	174,812	173,803
Effect of dilutive stock options	1,402	1,131	857

Diluted average common shares outstanding	177,382	175,943	174,660

Earnings per share:
Basic	$1.60	$1.71	$0.44
Diluted	$1.59	$1.70	$0.44

Excluded from the computations above were anti-dilutive shares of 2.7 million, 5.6 million and 7.2 million in fiscal 2012, 2011 and 2010, respectively.

5.	Acquisitions

During the second quarter of fiscal 2012, we completed an asset purchase of a specialty wire and cable company for $24.0 million and recorded goodwill of $12.3 million. The purchase price allocation for this acquisition is complete.

During the third quarter of fiscal 2011, we completed an asset acquisition of an active optical cable business for $24.6 million and recorded goodwill of $14.6 million. The purchase price includes contingent consideration of up to $5.8 million payable through fiscal 2014 upon the seller meeting certain criteria.

During the second quarter of fiscal 2010, we completed an asset purchase of a company in China for $10.1 million and recorded goodwill of $2.2 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

6.	Restructuring Costs and Asset Impairments

Restructuring costs and asset impairments consist of the following at June 30, 2010 (in thousands):

Severance costs	$79,609
Asset impairments	37,296

Restructuring costs	116,905
Intangible asset impairments	234

Total restructuring charges and asset impairments	$117,139

Molex Restructuring Plans

During fiscal 2007, we undertook a multi-year restructuring plan designed to reduce costs and to improve return on invested capital in connection with a new global organization that was effective July 1, 2007. A majority of the plan related to facilities located in North America, Europe and Japan and, in general, the movement of manufacturing activities at these plants to other lower-cost facilities. We completed our restructuring program on June 30, 2010.

In fiscal 2010, we recognized net restructuring costs related to employee severance and benefit arrangements for approximately 1,000 employees, resulting in a charge of $79.6 million. A large part of these employee terminations resulted from plant closings in Europe. We recognized asset impairment charges of $37.3 million to write-down assets to fair value less the cost to sell.

A summary of the restructuring charges and asset impairments by reportable segment for the fiscal year ended June 30, 2010 follows (in thousands):

Connector:
Severance costs	$64,311
Asset impairments	35,962
Other	—

Total	$100,273

Custom & Electrical:
Severance costs	$11,233
Asset impairments	1,001
Other	—

Total	$12,234

Corporate and Other:
Severance costs	$4,065
Asset impairments	333
Other	234

Total	$4,632

Total:
Severance costs	$79,609
Asset impairments	37,296
Other	234

Total	$117,139

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Changes in the accrued severance balance are summarized as follows (in thousands):

Balance at June 30, 2009	$69,884
Charges to expense	79,609
Cash payments	(117,911)
Non-cash related costs	(4,684)

Balance at June 30, 2010	$26,898
Charges to expense	—
Cash payments	(15,128)
Non-cash related costs	2,279

Balance at June 30, 2011	$14,049
Charges to expense	—
Cash payments	(2,590)
Non-cash related costs	(1,209)

Balance at June 30, 2012	$10,250

7.	Inventories

Inventories, less allowances of $38.1 million at June 30, 2012 and $41.4 million at June 30, 2011, consisted of the following (in thousands):

	2012	2011
Raw materials	$84,536	$91,362
Work in progress	145,610	143,888
Finished goods	301,679	300,703

Total inventories	$531,825	$535,953

8.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following (in thousands):

	2012	2011
Land and improvements	$74,116	$73,755
Buildings and leasehold improvements	821,068	787,092
Machinery and equipment	1,834,835	1,833,221
Molds and dies	781,009	807,179
Construction in progress	105,798	86,832

Total	3,616,826	3,588,079
Accumulated depreciation	(2,466,277)	(2,419,631)

Net property, plant and equipment	$1,150,549	$1,168,448

Depreciation expense for property, plant and equipment was $231.3 million, $236.6 million and $232.6 million in fiscal 2012, 2011 and 2010, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

9.	Goodwill

At June 30, changes to goodwill were as follows (in thousands):

	2012	2011
Beginning balance	$413,592	$396,050
Additions	12,256	14,615
Foreign currency translation	(722)	2,927

Goodwill	425,126	413,592
Accumulated impairment losses	(264,140)	(264,140)

Goodwill, net of impairment losses	$160,986	$149,452

10.	Other Intangible Assets

All of our intangible assets other than goodwill are included in other assets. Assets with indefinite lives represent acquired trade names. The value of these indefinite-lived intangible assets was $4.3 million at June 30, 2012 and June 30, 2011.

The components of finite-lived intangible assets at June 30 are summarized as follows (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$34,532	$(9,681)	$24,851	$32,555	$(7,731)	$24,824
Technology-based	27,041	(18,086)	8,955	26,795	(15,697)	11,098
License fees	10,036	(7,989)	2,047	8,491	(6,597)	1,894

Total	$71,609	$(35,756)	$35,853	$67,841	$(30,025)	$37,816

We estimate that we have no significant residual value related to our intangible assets.

During fiscal year 2012 and 2011, we recorded additions to intangible assets of $3.8 million and $4.0 million, respectively. The components of intangible assets acquired during fiscal 2012 and 2011 were as follows (in thousands):

	2012		2011
	Gross Carrying Amount	Weighted Average Life	Gross Carrying Amount	Weighted Average Life
Customer-related	$2,200	10.0 years	$900	7.0 years
Technology-based	1,600	8.0 years	3,114	9.0 years

Total	$3,800		$4,014

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Acquired intangibles are generally amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $5.7 million for fiscal year 2012, $5.3 million for fiscal year 2011 and $6.3 million for fiscal year 2010. The estimated future amortization expense related to intangible assets as of June 30, 2012 is as follows (in thousands):

2013	$5,199
2014	4,181
2015	4,033
2016	3,399
2017	3,133
Thereafter	15,908

Total	$35,853

11.	Income Taxes

Income before income taxes for fiscal years ended June 30, is summarized as follows (in thousands):

	2012	2011	2010
United States	$158,993	$198,349	$21,985
International	241,274	231,590	109,504

Income before income taxes	$400,267	$429,939	$131,489

The components of income tax expense (benefit) for fiscal years ended June 30, follows (in thousands):

	2012	2011	2010
Current:
U.S. federal	$51,081	$63,630	$13,658
State	2,773	4,501	1,553
International	54,800	25,486	41,053

Total current	$108,654	$93,617	$56,264

Deferred:
U.S. federal	$4,489	$14,764	$(6,499)
State	—	—	(1,460)
International	5,747	22,750	6,254

Total deferred	10,236	37,514	(1,705)

Total income tax expense	$118,890	$131,131	$54,559

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2012	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(1.8)	(2.0)	(11.9)
U.S. tax on foreign earnings	(0.2)	1.2	4.4
Provision for tax contingencies	—	(0.4)	(2.6)
Valuation allowance	(2.9)	(1.6)	11.0
Reduction of benefit from share-based payments	0.8	1.1	5.9
Change in health care legislation	—	—	2.7
State income taxes, net of federal tax benefit	0.5	0.7	0.3
Foreign tax rates less than U.S. federal tax rate (net)	(1.8)	(4.7)	(3.2)
Other	0.1	1.2	(0.1)

Effective tax rate	29.7%	30.5%	41.5%

The effective tax rate was 29.7%, 30.5% and 41.5% for fiscal 2012, 2011 and 2010, respectively. The effective tax rate for fiscal 2010 was higher than fiscal 2011 and 2012 due to: (1) income tax expense recorded during fiscal 2010 of $7.7 million, due primarily to the reversal of an estimated tax benefit resulting from a significant number of employee stock options that expired unexercised, (2) a charge due to legislation passed during the year which includes a provision that reduces the deductibility, for Federal income tax purposes, of retiree prescription drug benefits to the extent they are reimbursed under Medicare Part D, (3) tax losses generated in non-U.S. jurisdictions for which no tax benefit has been recognized, and (4) additional U.S. tax cost to repatriate earning from non-U.S. subsidiaries during the year.

At June 30, 2012, we had approximately $175.0 million of non-U.S. net operating loss carryforwards. Approximately 81.6% of the non-U.S. net operating losses can be carried forward indefinitely. The remaining losses have expiration dates over the next five to ten years.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2012 and 2011, we recorded valuation allowances of $50.3 million and $67.3 million, respectively, against the non-U.S. net operating loss carryforward deferred tax assets.

During the year, we recorded a capital loss deferred tax asset of $44.0 million. As of June 30, 2012, we recorded a valuation allowance of $44.0 million as it is more likely than not the deferred tax asset will not be realized.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Pension and other postretirement liabilities	$25,028	$26,242
Stock option and other benefits	23,001	19,099
Capitalized research and development	1,007	3,942
Foreign tax credits	6,612	4,111
Net operating loss carryforwards	52,505	70,916
Depreciation and amortization	—	4,265
Inventory	20,161	10,143
Restructuring	3,652	4,625
Accrual for unauthorized activities in Japan	78,182	77,559
Allowance for doubtful accounts	7,842	9,540
Patents	5,488	5,701
Severance	2,088	7,725
Capital loss	44,040	—
Other, net	34,321	33,665

Total deferred tax assets before valuation allowance	303,927	277,533
Valuation allowance	(102,878)	(71,858)

Total deferred tax assets	201,049	205,675
Deferred tax liabilities:
Investments	(32,182)	(35,206)
Depreciation and amortization	(7,972)	—
Other, net	(68)	(3,133)

Total deferred tax liabilities	(40,222)	(38,339)

Total net deferred tax assets	$160,827	$167,336

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2012	2011
Net deferred taxes:
Current asset	$110,789	$129,158
Non-current asset	50,038	38,178

Total	$160,827	$167,336

We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $1.2 billion of undistributed earnings of certain non-U.S. subsidiaries as of June 30, 2012. These earnings are intended to be permanently invested. It is not practicable to estimate the additional income taxes that would be paid if the permanently reinvested earnings were distributed.

We are currently benefitting from preferential income tax treatment in jurisdictions including Singapore, China, Thailand, the Philippines, Mexico, Poland and Vietnam. As a result of such tax incentives, our tax expense was reduced by approximately $7.3 million during fiscal 2012. The expiration of various

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

tax holidays is scheduled in whole or in part during fiscal 2013 through fiscal 2019. Many of these holidays may be extended when certain conditions are met or terminated if we fail to satisfy certain requirements, which could have an unfavorable tax rate impact.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits, that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, will change over the next twelve months; however, we do not expect significant changes during that time. The balance of unrecognized tax benefits as of June 30 follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits	$16,987	$18,375	$20,142
Portion that, if recognized, would reduce tax expense and effective tax rate	16,987	18,375	20,142

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

Balance as of June 30, 2010	$20,142
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	3,111
Reductions for tax positions of prior years	(1,080)
Reductions due to lapse of applicable statute of limitations	(3,798)

Balance as of June 30, 2011	$18,375
Additions based on tax positions related to the current year	1,764
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,874)
Reductions due to lapse of applicable statute of limitations	(278)

Balance at June 30, 2012	$16,987

The examination of U.S. federal income tax returns for 2007, 2008 and 2009 were completed during fiscal 2012. The tax years 2010 through 2012 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest or penalties related to income tax matters in tax expense. As of June 30, 2012, there were no material interest or penalty amounts to accrue.

12.	Profit Sharing, Pension and Post Retirement Medical Benefit Plans

Profit Sharing Plans

We provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $24.7 million, $16.4 million and $9.4 million were charged to operations during fiscal 2012, 2011 and 2010, respectively. Effective January 1, 2011, U.S. defined contribution plans were merged into a 401(k) plan with a non-discretionary base company contribution and the opportunity for discretionary savings and employer matching contributions.

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

The postretirement medical benefit plan includes an actuarial gain for fiscal 2012 which resulted from our decision to enroll in an Employee Group Waiver Plan (EGWP) beginning January 1, 2013. Participation in the EGWP allows us to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements we receive from the U.S. government. This reduced the postretirement medical benefit liability by approximately $12.0 million as of June 30, 2012.

Benefit Obligation and Plan Assets

The accumulated benefit obligations as of June 30, were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Accumulated benefit obligation	$80,826	$66,028	$141,225	$119,740	$29,083	$41,168

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The changes in the benefit obligations and plan assets for the plans described above were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation:
Beginning benefit obligation	$71,429	$71,775	$130,897	$127,140	$41,168	$45,402
Service cost	—	1,487	7,008	6,075	1,094	1,369
Interest cost	4,130	3,934	4,377	4,198	2,344	2,469
Plan participants’ contributions	—	—	—	—	1,040	848
Actuarial loss (gain)	11,729	2,322	20,910	(18,340)	(14,638)	(7,174)
Plan amendment	—	—	—	263	—	—
Special termination benefits	—	—	—	—	8	23
Actual expenses	—	—	(102)	(77)	—	—
Effect of curtailment or settlement	—	(5,772)	—	(2,107)	—	—
Other	—	—	1,902	—	—	—
Benefits paid to plan participants	(1,949)	(2,317)	(3,648)	(2,686)	(1,933)	(1,769)
Changes in foreign currency	—	—	(7,867)	16,431	—	—

Ending projected benefit obligation	$85,339	$71,429	$153,477	$130,897	$29,083	$41,168

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Change in plan assets:
Beginning fair value of plan assets	$70,761	$56,762	$71,867	$51,928	$—	$—
Actual return on plan assets	(27)	13,806	3,474	2,081	—	—
Employer contributions	1,050	2,510	16,859	14,072	893	921
Settlements	—	—	—	(2,107)	—	—
Actual expenses	—	—	(102)	(77)	—	—
Plan participants’ contributions	—	—	—	—	1,040	848
Benefits paid to plan participants	(1,949)	(2,317)	(3,648)	(2,686)	(1,933)	(1,769)
Changes in foreign currency	—	—	(5,566)	8,656	—	—

Ending fair value of plan assets	$69,835	$70,761	$82,884	$71,867	$—	$—

The funded status, the amount by which plan assets exceed (or are less than) the projected benefit obligation, was as follows at June 30 (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Funded Status	$(15,504)	$(668)	$(70,593)	$(59,030)	$(29,083)	$(41,168)

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The amounts recognized in the consolidated balance sheets were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Accrued pension and other post retirement benefits	$(15,504)	$(668)	$(70,593)	$(59,030)	$(29,083)	$(41,168)
Accumulated other comprehensive income	27,138	9,843	46,868	30,889	(14,471)	(1,571)

Net amount recognized	$11,634	$9,175	$(23,725)	$(28,141)	$(43,554)	$(42,739)

The amounts comprising accumulated other comprehensive income before taxes were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Net transition liability	$—	$—	$56	$99	$—	$—
Net actuarial (gain) loss	27,138	9,843	44,577	28,316	(8,189)	6,776
Net prior service costs (credit)	—	—	2,235	2,474	(6,282)	(8,347)

Defined benefit plans, net	$27,138	$9,843	$46,868	$30,889	$(14,471)	$(1,571)

The net gain recognized in other comprehensive income was $20.4 million in fiscal 2012.

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	4.8%	5.9%	2.9%	3.5%	4.8%	5.8%
Rate of compensation increase	3.5%	3.5%	3.2%	3.1%	—	—
Health care cost trend	—	—	—	—	8.5%	8.5%
Ultimate health care cost trend	—	—	—	—	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2019	2018

For the postretirement medical benefit plan, a one-percentage point change in the assumed health care cost trend rates would have the following effect (in thousands):

	2012	2011	2010
Effect on total service and interest cost:
Increase 100 basis points	$589	$676	$539
Decrease 100 basis points	(481)	(553)	(449)
Effect on benefit obligation:
Increase 100 basis points	$4,534	$6,827	$6,778
Decrease 100 basis points	(3,736)	(5,621)	(5,955)

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.9%	5.7%	7.0%	3.5%	3.1%	3.8%	5.8%	5.5%	6.9%
Expected return on plan assets	8.0%	8.3%	8.3%	3.6%	4.6%	5.6%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	3.1%	3.1%	3.4%	—	—	—
Health care cost trend	—	—	—	—	—	—	8.5%	8.5%	8.5%
Ultimate health care cost trend	—	—	—	—	—	—	5.0%	5.0%	5.0%
Years of ultimate rate	—	—	—	—	—	—	2018	2018	2017

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

Net Periodic Benefit Cost

The components of net periodic benefit cost for our plans consist of the following for the years ended June 30 (in thousands):

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$—	$1,487	$2,521	$7,008	$6,075	$5,441	$1,094	$1,369	$1,082
Interest cost	4,130	3,934	3,799	4,377	4,198	4,183	2,344	2,469	2,486
Expected return on plan assets	(5,632)	(5,057)	(4,497)	(2,992)	(2,738)	(2,627)	—	—	—
Amortization of prior service cost	—	1	3	266	244	224	(2,065)	(2,065)	(2,065)
Amortization of unrecognized transition obligation	—	—	—	40	40	37	—	—	—
Recognized actuarial losses	93	745	1,010	1,071	2,172	1,691	327	1,331	702
Curtailment or settlement loss (gain)	—	10	82	—	419	(2,006)	8	23	70

Net periodic benefit cost	$(1,409)	$1,120	$2,918	$9,770	$10,410	$6,943	$1,708	$3,127	$2,275

The amount of accumulated other comprehensive income that was reclassified as a component of net period benefit cost in fiscal 2012 was $0.3 million. The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in fiscal 2013 is $0.3 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

Our overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The target U.S. pension asset allocation is 67% public equity investments and 33% fixed income investments. The fair value of our pension plan assets at June 30, 2012 by asset category are as follows:

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Plans:
Cash and marketable securities	$155	$155	$—	$—
Equity
Domestic large-cap	15,425	15,425	—	—
Domestic mid-cap growth	15,423	15,423	—	—
International large-cap	14,182	14,182	—	—
Other	2,007	2,007	—	—
Fixed Income
Corporate bonds	22,643	22,643	—	—

Total U.S. Plans	69,835	69,835	—	—
Non-U.S. Plans:
Cash and marketable securities	$10,551	$10,551	$—	$—
Equity
Domestic large-cap	12,294	—	12,294	—
International large-cap	14,428	3,353	11,075	—
Other	6,051	6,051	—	—
Fixed Income
International government bond funds	27,316	20,959	6,357	—
Other	2,982	2,982	—	—
Real estate property	1,170	—	—	1,170
Other	8,092	—	—	8,092

Total Non-U.S. Plans	82,884	43,896	29,726	9,262

Total	$152,719	$113,731	$29,726	$9,262

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets at June 30, 2011 by asset category are as follows:

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Plans:
Cash and marketable securities	$307	$307	$—	$—
Equity
Domestic large-cap	14,672	14,672	—	—
Domestic mid-cap growth	15,653	15,653	—	—
International large-cap	16,767	16,767	—	—
Emerging markets growth	2,218	2,218	—	—
Fixed Income
Domestic bond funds	21,144	21,144	—	—

Total U.S. Plans	70,761	70,761	—	—
Non-U.S. Plans:
Cash and marketable securities	$5,131	$5,131	$—	$—
Equity
Domestic large-cap	12,064	12,064	—	—
International large-cap	16,635	16,635	—	—
Other	3,883	3,883	—	—
Fixed Income
International government bond funds	23,265	23,625	—	—
Other	778	778	—	—
Real estate	1,687	—	1,687	—
Other	8,424	24	8,400	—

Total Non-U.S. Plans	71,867	62,140	10,087	—

Total	142,628	132,901	10,087	—

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the period ended June 30, 2012 (in thousands):

	Fair Value at July 1, 2011	Return on plan assets	Net purchases/ sales	Net transfers into/(out of) level 3	Reclassifications	Fair Value at June 30, 2012
Asset Category
Real estate property	$—	$(295)	$(8)	$1,473	$—	$1,170
Other	—	—	—	—	8,092	8,092

Funding Expectations

Expected funding for the U.S. pension plan and other postretirement benefit plans for fiscal 2013 is approximately $2.0 million and $1.0 million, respectively. Expected funding for the non-U.S. plans during fiscal 2013 is approximately $16.4 million.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $16.0 million in any year through 2022.

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

In fiscal 2010, we recognized a $3.8 million pension curtailment gain related to a plant closing in Europe and $1.8 million pension curtailment loss related to a plant closing in Japan.

Multiemployer Pension Plan

In Japan, we participate in the Kanagawaken Densetsu Pension Fund, a multiemployer defined benefit pension plan. The most recent financial statements as of March 31, 2011 disclosed the plan was funded between 65% and 80%. This plan is not currently subject to collective bargaining agreements or a funding improvement plan. Our contributions to the plan, which represent more than 5% of total contributions to the plan, were approximately $5.5 million, $5.0 million and $4.1 million during fiscal 2012, 2011 and 2010, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

13.	Debt

Total debt consisted of the following at June 30 (dollars in thousands):

	Average Interest Rate	Calendar Year Maturity	2012	2011
Long-term debt:
Private Placement	2.91 - 4.28%	2016 - 2012	$150,000	$—
U.S. Credit Facility	1.75%	2016	—	185,000
Unsecured bonds and term loans	1.31 - 1.65%	2012 - 2013	37,556	89,342
Mortgages, industrial development bonds and other debt	Varies	2012 - 2013	1,091	1,528

Total long-term debt			188,647	275,870
Less current portion of long-term debt:
Unsecured bonds and term loans	1.31 - 1.65%		37,556	52,156
Mortgages, industrial development bonds and other debt	Varies		1,059	920

Long-term debt, less current portion			150,032	222,794
Short-term borrowings
Overdraft loan	1.98%	2012	62,645	62,060
Other short-term borrowings	Varies		3,673	4,628

Total short-term borrowings			66,318	66,688

Total debt			$254,965	$342,558

On August 18, 2011, we issued senior notes totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures on August 18, 2016; Series B with an interest rate of 3.59% matures on August 18, 2018; and Series C with an interest rate of 4.28% matures on August 18, 2021. The Note Purchase Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Note Purchase Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of June 30, 2012, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London InterBank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of June 30, 2012. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2012, we were in compliance with these covenants and had no outstanding borrowings.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

In March 2012, Molex Japan renewed a ¥5.0 billion overdraft loan, with a six month term and an interest rate of approximately 1.98%. At June 30, 2012, the balance of the overdraft loan, which requires full repayment by the end of the term if not renewed, approximated $62.6 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with interest rates equivalent to six month Tokyo InterBank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months (Syndicated Term Loan). At June 30, 2012, the balance of the syndicated term loan approximated $12.5 million, which is classified as current.

In September 2009, Molex Japan issued unsecured bonds totaling ¥10.0 billion with a term of three years, an interest rate of approximately 1.65% and scheduled principal payments of ¥1.6 billion every six months. At June 30, 2012, the outstanding balance of the unsecured bonds approximated $25.1 million, which is classified as current.

Certain assets, including land, buildings and equipment, secure a portion of our long-term debt. Principal payments on long-term debt obligations are due as follows as of June 30, 2012 (in thousands):

Year one	$38,615
Year two	32
Year three	—
Year four	—
Year five	50,000
Thereafter	100,000

Total long-term debt obligations	$188,647

We had available lines of credit totaling $444.4 million at June 30, 2012, including $350.0 million available on the U.S. Credit Facility. The lines of credit expire between 2012 and 2016.

14.	Operating Leases

We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below (in thousands):

Year ending June 30:
2013	$16,017
2014	9,873
2015	5,579
2016	4,194
2017	3,190
2018 and thereafter	1,858

Total lease payments	$40,711

Rental expense was $17.6 million, $16.6 million and $13.5 million in fiscal 2012, 2011 and 2010, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

15.	Fair Value Measurements

In accordance with ASC 820-10, fair value measurements are classified under the following hierarchy:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•

Level 2: Observable inputs other than quoted prices substantiated by market data and observable, either directly or indirectly for the asset or liability. This includes quoted prices for similar assets or liabilities in active markets.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820-10 as of June 30, 2012 (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale and trading securities	$29,651	$29,651	$—	$—
Derivative financial instruments, net	7,029	—	7,029	—

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

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense). The notional amounts of the forward contracts were $223.3 million and $175.6 million at June 30, 2012 and 2011, respectively, with corresponding fair values of a $2.6 million asset at June 30, 2012 and $2.7 asset at June 30, 2011.

Cash Flow Hedges

We use derivatives in the form of call options to hedge the variability of gold and copper costs. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

component of accumulated other comprehensive income (AOCI) and reclassified to cost of sales during the period the commodity is sold. The fair values of the call options were $4.4 million, $7.8 million and $5.4 million at June 30, 2012, 2011 and 2010, respectively.

For the fiscal years ending June 30, 2012, 2011 and 2010, the impact to AOCI and earnings from cash flow hedges before taxes follows (in thousands):

	2012	2011	2010
Unrealized (loss) gain recognized in AOCI	$(7,197)	$231	$2,092
Realized gain reclassified into earnings	6,707	7,119	5,081

At June 30, 2012, $7.2 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

17.	Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2012.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2012.

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

Changes in common stock for the years ended June 30 follows (in thousands):

	Common Stock		Class A Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding at June 30, 2009	112,204	$5,610	110,468	$5,523	(49,433)	$(1,089,322)

Exercise of stock options	—	—	1,293	65	(509)	(8,765)
Issuance of stock awards	—	—	1	—	—	—
Other	—	—	77	4	—	—

Outstanding at June 30, 2010	112,204	$5,610	111,839	$5,592	(49,942)	$(1,098,087)
Exercise of stock options	—	—	1,484	74	(414)	(7,952)
Issuance of stock awards	—	—	1	—	—	—
Other	—	—	76	4	—	—

Outstanding at June 30, 2011	112,204	$5,610	113,400	$5,670	(50,356)	$(1,106,039)
Exercise of stock options	—	—	1,435	71	(362)	(6,917)
Other	—	—	75	5	—	—

Outstanding at June 30, 2012	112,204	$5,610	114,910	$5,746	(50,718)	$(1,112,956)

18.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the fiscal years ended June 30 follows (in thousands):

	2012	2011
Foreign currency translation adjustments	$338,099	$403,155
Pension adjustments, net of tax	(50,023)	(26,679)
Unrealized (loss) gain on derivative instruments, net of tax	(2,783)	1,893
Unrealized gain on investments, net of tax	1,102	2,074

Total	$286,395	$380,443

19.	Stock Incentive Plans

Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost was $23.3 million, $22.5 million and $27.0 million for fiscal 2012, 2011 and 2010, respectively. The income tax benefits related to share-based compensation were $8.5 million, $8.2 million and $9.9 million for fiscal 2012, 2011 and 2010, respectively.

Stock Options

For fiscal 2012, 2011 and 2010, stock options that we grant to employees who are not executive officers (“non-officer employees”) are options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant with a term of 10 years.

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

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

	Shares	Exercise Price
Outstanding at June 30, 2009	10,818	$19.83
Granted	1,095	15.98
Exercised	(829)	12.76
Forfeited or expired	(2,186)	22.56

Outstanding at June 30, 2010	8,898	$19.27
Granted	2,871	18.34
Exercised	(929)	12.32
Forfeited or expired	(1,027)	23.42

Outstanding at June 30, 2011	9,813	$18.96
Granted	2,087	16.01
Exercised	(821)	13.17
Forfeited or expired	(951)	28.35

Outstanding at June 30, 2012	10,128	$17.94

Exercisable at June 30, 2012	4,511	$19.66

At June 30, 2012, exercisable options had an aggregate intrinsic value of $11.5 million with a weighted-average remaining contractual life of 3.9 years. In addition, there were 5.4 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $20.7 million. Total options outstanding had an aggregate intrinsic value of $33.0 million with a weighted-average remaining contractual life of 6.1 years. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $6.6 million, $7.8 million and $4.2 million, respectively.

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of the option using historical data pertaining to option exercises. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The estimated weighted-average fair values of and related assumptions for options granted were as follows:

	2012	2011		2010
Weighted-average fair value of options granted:
At market value of underlying stock	$3.20		$4.33		$4.49
At less than market value of underlying stock	n/a	$	n/a	$	n/a
Assumptions:
Dividend yield	5.02%		3.49%		3.82%
Expected volatility	36.76%		35.76%		35.62%
Risk-free interest rate	1.32%		1.80%		3.70%
Expected life of option (years)	5.93		6.53		7.94

At June 30, 2012, there were options outstanding to purchase 10.1 million shares of Class A Common Stock.

Stock Awards

Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock. Generally, these grants vest 25% per year over four years beginning the first anniversary date of the award. Stock awards transactions are summarized as follows (shares in thousands):

	Shares	Fair Value
Nonvested shares at June 30, 2009	1,296	$21.03
Granted	587	15.97
Vested	(464)	22.14
Forfeited	(48)	23.97

Nonvested shares at June 30, 2010	1,371	$18.47
Granted	1,003	17.52
Vested	(555)	20.08
Forfeited	(5)	15.63

Nonvested shares at June 30, 2011	1,814	$17.45
Granted	1,063	16.20
Vested	(614)	17.85
Forfeited	(1)	22.58

Nonvested shares at June 30, 2012	2,262	$16.75

At June 30, 2012, there was $45.8 million of total unrecognized compensation cost related to the above nonvested stock awards. We expect to recognize the cost of these stock awards over a weighted-average period of 2.7 years. The total fair value of shares vested during fiscal 2012, 2011 and 2010 was $11.0 million, $11.2 million and $10.2 million, respectively.

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

We are currently a party to various legal proceedings, claims and investigations including those disclosed below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially adversely affect our financial position, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. If one or more unfavorable final outcomes were to occur, then our business could be materially and adversely affected.

Employment and Benefits Litigation

In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24.0 million ($30.4 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer.

Molex filed its briefs in reply on January 6, 2012 arguing the plaintiff’s claims be dismissed. In the reply briefs, Molex argued it was not the co-employer of the plaintiffs and the court should find that it lacks jurisdiction over Molex to hear the dispute. In the alternative, Molex argued there was no breach of the information consultation process with the employees and their representatives, the dismissals

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

were valid and based on economic grounds, MAS complied with its redeployment obligations and the court dismiss the claims for damages. Molex also argued if the court were to award compensation, then any judgment against Molex be several but not jointly with MAS, and the amount awarded to plaintiffs not exceed six months’ salary, approximately €2.0 million ($2.5 million).

On February 24, 2012, the five former employees who fall within the executive section submitted a reply brief and requested a postponement of the March 5, 2012 court date. The court granted the request and rescheduled separate court dates in 2012 for each plaintiff as follows: June 25, July 9, September 24, October 8 and December 17. On June 25, 2012, one plaintiff withdrew his claims against Molex and on July 9, 2012, the court adjourned to consider whether it has jurisdiction over Molex and is expected to issue a decision on November 5, 2012.

On April 5, 2012, the Toulouse Labor Court held a hearing for the other 190 employees who fall within the industry section. The parties presented their arguments regarding whether the court has jurisdiction over Molex.

On June 28, 2012, the Toulouse Labor Court ruled it has jurisdiction over Molex and on July 12, 2012, Molex filed 190 appeals (one for each plaintiff) with the Toulouse Appellate Court contesting jurisdiction.

On March 29, 2012, Molex received notice that the liquidator filed an action against Molex in the Commercial Court of Paris claiming Molex is responsible for the liabilities of MAS that remain as a result of the liquidation. The liquidator alleged that Molex acted as de facto manager of MAS and mismanaged MAS. Although the liabilities are currently estimated at €1.9 million ($2.4 million), future liabilities of MAS may also include any amounts successfully awarded to plaintiffs’ in their lawsuits against MAS (described above). Molex intends to file a brief opposing the liquidator’s claims before the next court date, September 10, 2012.

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

On August 31, 2010, Mizuho Bank (Mizuho), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($37.6 million), ¥5 billion ($62.6 million), ¥5 billion ($62.6 million) and ¥2 billion ($25.1 million), other loan-related expenses of approximately ¥106 million ($1.3 million) and interest and delay damages of approximately ¥4.6 billion ($58.1 million) as of June 30, 2012. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and subsequently both parties have submitted additional briefs and witness statements. In May 2012, the court received witness testimony after which it scheduled a final hearing on September 5, 2012 and

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

requested final briefs by the end of August. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 3 of the Notes to Consolidated Financial Statements for accounting treatment of the accrual for unauthorized activities in Japan.

As we reported on April 29, 2011, the SEC has informed us that the SEC has issued a formal order of private investigation in connection with the unauthorized activities in Molex Japan. We are fully cooperating with the SEC’s investigation.

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

Information by segment for the years ended June 30 is summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
2012:
Net revenue from external customers	$2,459,969	$1,028,140	$1,080	$3,489,189
Income (loss) from operations(1)	344,387	172,803	(117,718)	399,472
Depreciation & amortization	193,561	27,495	15,918	236,974
Capital expenditures	191,789	21,353	13,959	227,101
2011:
Net revenue from external customers	$2,600,469	$985,120	$1,745	$3,587,334
Income (loss) from operations(1)	396,233	154,370	(120,404)	430,199
Depreciation & amortization	197,173	28,607	16,391	242,171
Capital expenditures	225,608	24,065	12,573	262,246
2010:
Net revenue from external customers	$2,177,014	$828,905	$1,288	$3,007,207
Income (loss) from operations(1)	123,980	111,083	(97,261)	137,802
Depreciation & amortization	189,937	33,421	15,308	238,666
Capital expenditures	203,095	15,678	10,704	229,477

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

(1)	Operating results include the following charges (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
Fiscal 2012:
Unauthorized activities in Japan (Note 3)	$—	$—	$11,259	$11,259
Fiscal 2011:
Unauthorized activities in Japan (Note 3)	$—	$—	$14,476	$14,476
Fiscal 2010:
Restructuring costs and asset Impairments (Note 6)	$100,273	$12,234	$4,398	$116,905
Unauthorized activities in Japan (Note 3)	—	—	26,898	26,898

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular division.

Customer net revenue and net property, plant and equipment by significant countries are summarized as follows (in thousands):

	2012	2011	2010
Customer net revenue:
United States	$893,142	$849,521	$568,839
Japan	492,958	563,496	541,126
China	1,128,339	1,133,561	833,759
Net property, plant and equipment:
United States	$270,226	$202,291	$271,018
Japan	287,959	288,498	264,477
China	317,477	301,672	274,642

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows for the years ended June 30 (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
2012	$1,846,636	$479,318	$107,699	$2,433,653
2011	$1,913,675	$503,443	$98,732	$2,515,850

The reconciliation of segment assets to consolidated total assets at June 30 follows (in thousands):

	2012	2011
Segment assets	$2,433,653	$2,515,850
Other current assets	796,134	707,943
Other non-current assets	381,716	374,059

Consolidated total assets	$3,611,503	$3,597,852

Molex Incorporated

Notes to Consolidated Financial Statements — (Continued)

22.	Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2012 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$935,985	$857,598	$837,080	$858,526
Gross profit	292,728	262,937	255,176	257,622
Net income	80,517	64,016	64,883	71,961
Basic earnings per share	0.46	0.36	0.37	0.41
Diluted earnings per share	0.46	0.36	0.36	0.40

Fourth quarter net income includes a $6.0 million pre-tax benefit of insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011.

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2011 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$897,672	$901,465	$874,531	$913,666
Gross profit	275,076	271,045	260,614	281,402
Net income	75,104	78,283	68,145	77,276
Basic earnings per share	0.43	0.45	0.39	0.44
Diluted earnings per share	0.43	0.45	0.39	0.44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index of Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molex Incorporated’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

August 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited Molex Incorporated’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molex Incorporated as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 9, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

August 9, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Immediately preceding Part II, Item 9 of this Form 10-K is the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Immediately preceding Part II, Item 9 of this Form 10-K is the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

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

The information under the captions “Item 1 — Election of Directors,” “Board Independence,” “Board and Committee Information,” “Board Leadership Structure,” “Corporate Governance Principles,” “Risk Oversight” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement for the Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated herein by reference in this section.

Item 11.	Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Report of the Compensation Committee” and “Executive Compensation” in our 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More than 5% Shareholders” in our 2012 Proxy Statement is incorporated herein by reference.

We currently maintain equity compensation plans that provide for the issuance of Molex stock to directors, executive officers and other employees. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of June 30, 2012.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	Common Stock	Class A Stock	Common Stock	Class A Stock	Common Stock	Class A Stock
Equity compensation plans approved by stockholders	—	10,128,308	$—	$17.94	—	7,324,988
Equity compensation plans not approved by stockholders	—	—	—	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance — Board Independence,” and “Transactions with Related Persons,” in our 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the captions “Audit Matters — Independent Auditor’s Fees” and “Audit Matters — Policy on Audit Committee Pre-Approval of Services” in our 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements: See Item 8.

2. Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements for the Company’s unconsolidated affiliated companies, accounted for by the equity method, have been omitted because they are not significant subsidiaries.

3. Exhibits: Exhibits listed on the accompanying Index to Exhibits are filed or incorporated herein as part of this annual report on Form 10-K.

Molex Incorporated

Schedule II — Valuation and Qualifying Accounts

For the Years Ended June 30, 2012, 2011 and 2010

(in thousands)

	Balance at Beginning of Period	Charges to Income	Write-Offs	Other/ Currency Translation	Balance at End of Period
Receivable Reserves:
Year ended 2012:
Allowance for doubtful accounts	$3,634	$2,493	$(1,642)	$—	$4,485
Returns and customer rebates	38,663	52,170	(58,827)	1,385	33,391

Total	$42,297	$54,663	$(60,469)	$1,385	$37,876

Year ended 2011:
Allowance for doubtful accounts	$2,511	$2,012	$(889)	$—	$3,634
Returns and customer rebates	41,139	81,170	(81,155)	(2,491)	38,663

Total	$43,650	$83,182	$(82,044)	$(2,491)	$42,297

Year ended 2010:
Allowance for doubtful accounts	$3,572	$(654)	$(407)	$—	$2,511
Returns and customer rebates	29,021	86,633	(75,602)	1,087	41,139

Total	$32,593	$85,979	$(76,009)	$1,087	$43,650
Inventory Reserves:

Year ended 2012:
Slow and excess	$37,695	$15,823	$(18,077)	$(907)	$34,534
Other	3,696	306	—	(420)	3,582

Total	$41,391	$16,129	$(18,077)	$(1,327)	$38,116

Year ended 2011:
Slow and excess	$35,019	$17,700	$(19,022)	$3,998	$37,695
Other	4,145	—	—	(449)	3,696

Total	$39,164	$17,700	$(19,022)	$3,549	$41,391

Year ended 2010:
Slow and excess	$38,181	$8,697	$(12,168)	$309	$35,019
Other	2,871	1,462	—	(188)	4,145

Total	$41,052	$10,159	$(12,168)	$121	$39,164

Deferred tax asset valuation allowance:
Year ended 2012	$71,858	$40,841	$(8,229)	$(1,592)	$102,878
Year ended 2011	$80,935	$2,510	$(9,572)	$(2,015)	$71,858
Year ended 2010	$77,399	$14,443	$(4,601)	$(6,306)	$80,935

Molex Incorporated

Index of Exhibits

Exhibit Number	Description	Location
3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000. (File No. 000-07491)
3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.2 to our Form 8-K filed on February 3, 2011. (File No. 000-07491)
4.1	Instruments defining rights of security holders	See Exhibit 3.1
4.2	Note Purchase Agreement dated August 18, 2011 among Molex Incorporated and the Purchasers named therein	Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 24, 2011. (File No. 000-07491)
10.1	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.2	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.3	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.4	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.5	2005 Molex Supplemental Executive Retirement Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended December 31, 2010. (File No. 000-07491)
10.6	Summary of Non-Employee Director Compensation	Filed herewith
10.7	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006. (File No. 000-07491)
10.8	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Appendix V to our 2007 Proxy Statement. (File No. 000-07491)
10.9	Form of Stock Option Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.10	Form of Restricted Stock Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.11	2005 Molex Incentive Stock Option Plan, as amended and restated	Incorporated by reference to Appendix VI to our 2007 Proxy Statement. (File No. 000-07491)
10.12	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.12 to our Form 10-K for the period ended June 30, 2007. (File No. 000-07491)

Exhibit Number	Description	Location
10.13	Molex Incorporated Annual Incentive Plan	Incorporated by reference to Appendix III to our 2008 Proxy Statement. (File No. 000-07491)
10.14	2008 Molex Stock Incentive Plan, as amended and restated	Incorporated by reference to Appendix A to our 2011 Proxy Statement. (File No. 000-07491)
10.15	Separation Agreement between David B. Root and Molex Incorporated dated April 6, 2009.	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 9, 2009. (File No. 000-07491)
10.16	Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 30, 2009. (File No. 000-07491)
10.17	Amendment No. 1 to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent	Incorporated by reference to Exhibit 10 to our quarterly report on Form 10-Q for the period ended December 31, 2009. (File No. 000-07491)
10.18	Waiver to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent.	Incorporated by reference to Exhibit 10.19 to our Form 10-K for the period ended June 30, 2010. (File No. 000-07491)
10.19	Amendment No. 2 to Credit Agreement dated March 25, 2011 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent.	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 30, 2011. (File No. 000-07491)
10.20	Amendment No. 3 to Credit Agreement dated June 28, 2011 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent.	Incorporated by reference to Exhibit 10.20 to our Form 10-K for the year ended June 30, 2011. (File No. 000-07491)
10.21	Retirement and Waiver and Release Agreement between James E. Fleischhacker and Molex Incorporated dated February 22, 2012.	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 27, 2012. (File No. 000-07491)
10.22	Consulting Agreement between James E. Fleischhacker and Molex Incorporated dated February 22, 2012.	Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 27, 2012. (File No. 000-07491)
21	Subsidiaries of the Company	Filed herewith
23	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Location
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

(All other exhibits are either inapplicable or not required.)

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized.

MOLEX INCORPORATED (Company)

August 9, 2012	Executive Vice President, Treasurer and	By:	/s/ DAVID D. JOHNSON
	Chief Financial Officer (Principal Financial Officer)		David D. Johnson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 9, 2012	Co-Chairman of the Board	/s/ FREDERICK A. KREHBIEL Frederick A. Krehbiel

August 9, 2012	Co-Chairman of the Board	/s/ JOHN H. KREHBIEL, JR. John H. Krehbiel, Jr.

August 9, 2012	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ MARTIN P. SLARK Martin P. Slark

August 9, 2012	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ DAVID D. JOHNSON David D. Johnson

August 9, 2012	Vice President, Chief Accounting Officer (Principal Accounting Officer)	/s/ K. TRAVIS GEORGE K. Travis George

August 9, 2012	Director	/s/ FRED L. KREHBIEL Fred L. Krehbiel

August 9, 2012	Director	/s/ MICHAEL J. BIRCK Michael J. Birck

August 9, 2012	Director	/s/ MICHELLE L. COLLINS Michelle L. Collins

August 9, 2012	Director	/s/ EDGAR D. JANNOTTA Edgar D. Jannotta

August 9, 2012	Director	/s/ DAVID L. LANDSITTEL David L. Landsittel

August 9, 2012	Director	/s/ JOE W. LAYMON Joe W. Laymon

August 9, 2012	Director	/s/ DONALD G. LUBIN Donald G. Lubin

August 9, 2012	Director	/s/ JAMES S. METCALF James S. Metcalf

August 9, 2012	Director	/s/ ROBERT J. POTTER Robert J. Potter

August 9, 2012	Director	/s/ ANIRUDH DHEBAR Anirudh Dhebar