Form 10-Q
period 2012-09-30
MOLEX INC
filed 2012-10-25
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On October 17, 2012, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	81,477,394
Class B Common Stock	94,255

Molex Incorporated

Section 302 Certification of Chief Executive Officer

Section 302 Certification of Chief Financial Officer

Section 906 Certification of Chief Executive Officer

Section 906 Certification of Chief Financial Officer

PART I

Item 1. Financial Statements

Molex Incorporated

Condensed Consolidated Balance Sheets

(in thousands)

	Sept. 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$685,972	$637,417
Marketable securities	16,111	14,830
Accounts receivable, less allowances of $37,401 and $37,876, respectively	770,976	751,279
Inventories	564,377	531,825
Deferred income taxes	109,101	110,789
Other current assets	38,341	33,098

Total current assets	2,184,878	2,079,238
Property, plant and equipment, net	1,178,875	1,150,549
Goodwill	161,163	160,986
Non-current deferred income taxes	52,653	50,038
Other assets	168,309	170,692

Total assets	$3,745,878	$3,611,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of short-term borrowings and long-term debt	$75,074	$104,933
Accounts payable	412,429	355,491
Accrued expenses:
Accrual for unauthorized activities in Japan	189,040	184,177
Income taxes payable	49,828	35,360
Other	228,098	212,035

Total current liabilities	954,469	891,996
Other non-current liabilities	19,321	18,174
Accrued pension and other postretirement benefits	113,847	115,176
Long-term debt	150,000	150,032

Total liabilities	1,237,637	1,175,378

Commitments and contingencies
Stockholders’ equity:
Common stock	11,377	11,361
Additional paid-in capital	719,195	711,394
Retained earnings	2,572,359	2,539,931
Treasury stock	(1,114,218)	(1,112,956)
Accumulated other comprehensive income	319,528	286,395

Total stockholders’ equity	2,508,241	2,436,125

Total liabilities and stockholders’ equity	$3,745,878	$3,611,503

See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011
Net revenue	$916,921	$935,985
Cost of sales	648,504	643,257

Gross profit	268,417	292,728

Selling, general and administrative	163,121	169,225
Unauthorized activities in Japan	2,561	2,922

Total operating expenses	165,682	172,147

Income from operations	102,735	120,581

Interest (expense), net	(810)	(1,391)
Other income	1,196	276

Total other income (expense), net	386	(1,115)

Income before income taxes	103,121	119,466

Income taxes	31,807	38,949

Net income	$71,314	$80,517

Earnings per share:
Basic	$0.40	$0.46
Diluted	$0.40	$0.46

Dividends declared per share	$0.2200	$0.2000

Average common shares outstanding:
Basic	176,621	175,466
Diluted	178,564	176,585

See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2012	2011
Net income	$71,314	$80,517
Foreign currency translation adjustments	30,562	(58,561)
Unrealized gain on derivative instruments, net of tax	3,064	875
Unrealized investment (loss), net of tax	(493)	(2,162)

Other comprehensive income (loss)	33,133	(59,848)

Total comprehensive income	$104,447	$20,669

See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2012	2011
Operating activities:
Net income	$71,314	$80,517
Add non-cash items included in net income:
Depreciation and amortization	57,742	61,239
Share-based compensation	6,160	5,135
Other non-cash items	3,767	5,991
Changes in assets and liabilities:
Accounts receivable	(7,903)	22,927
Inventories	(28,902)	(18,260)
Accounts payable	49,569	(10,702)
Other current assets and liabilities	4,326	28,890
Other assets and liabilities	11,331	(25,188)

Cash provided from operating activities	167,404	150,549

Investing activities:
Capital expenditures	(69,413)	(42,804)
Proceeds from sales of property, plant and equipment	1,914	1,396
Proceeds from sales or maturities of marketable securities	3,168	4,868
Purchases of marketable securities	(4,099)	(2,777)
Insurance proceeds and other investing activities	9,722	—

Cash used for investing activities	(58,708)	(39,317)

Financing activities:
Proceeds from revolving credit facility	10,000	30,000
Payments on revolving credit facility	(10,000)	(195,000)
Payments on short-term loans and debt	(31,611)	(27,409)
Proceeds from issuance of long-term debt	—	150,000
Cash dividends paid	(38,827)	(35,068)
Exercise of stock options	1,715	620
Other financing activities	(1,026)	(1,014)

Cash used for financing activities	(69,749)	(77,871)

Effect of exchange rate changes on cash	9,608	(8,584)

Net increase in cash and cash equivalents	48,555	24,777
Cash and cash equivalents, beginning of period	637,417	532,599

Cash and cash equivalents, end of period	$685,972	$557,376

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2012 are not necessarily an indication of the results that may be expected for the year ending June 30, 2013. The Condensed Consolidated Balance Sheet as of June 30, 2012 was derived from our audited consolidated financial statements for the year ended June 30, 2012. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

Revision of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the three months ended September 30, 2012, we identified and corrected a prior period error for a $5.1 million overstatement of an income tax asset and retained earnings, initially recorded as part of our fiscal 2010 restatement and pertaining to periods prior to 2008. We assessed the materiality of the error in accordance with the Securities and Exchange Commission (the SEC) Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and 108), and based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected and, therefore, amendment of reports previously filed with the SEC was not required. However, we concluded correcting the error through an increase to income tax expense for the three months ended September 30, 2012 would materially understate results for that period. Accordingly, we revised fiscal 2012 income taxes payable and stockholders’ equity balances.

The revision to the financial statements did not impact our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows or segment related reporting for the period ended September 30, 2011, or for the years ended June 30, 2012 and 2011. The effect of the correction on the Condensed Consolidated Balance Sheet as of June 30, 2012 follows (in thousands):

	As Reported	Correction	As Revised
Income taxes payable	$30,221	$5,139	$35,360
Total current liabilities	886,857	5,139	891,996
Total liabilities	1,170,239	5,139	1,175,378

Retained earnings	2,545,070	(5,139)	2,539,931
Total stockholders’ equity	2,441,264	(5,139)	2,436,125

The reduction to retained earnings will be reflected as an adjustment to the beginning balance for the earliest year presented in the fiscal 2013 Annual Report on Form 10-K financial statements.

2. Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2012, we investigated unauthorized activities at Molex Japan Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities pending the resolution of the legal proceedings reported in Note 12.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $189.0 million as of September 30, 2012, including $23.2 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income, net of tax. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $66.4 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

Unauthorized activities in Japan for the three months ended September 30, 2012 and 2011 represent investigative and legal fees.

3. Acquisitions

During the second quarter of fiscal 2012, we completed an asset purchase of a specialty wire and cable company for $24.0 million and recorded goodwill of $12.3 million. The purchase price allocation for this acquisition is complete.

4. Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net income	$71,314	$80,517

Basic weighted average common shares outstanding	176,621	175,466
Effect of dilutive stock options	1,943	1,119

Diluted weighted average common shares outstanding	178,564	176,585

Earnings per share:
Basic	$0.40	$0.46
Diluted	$0.40	$0.46

Excluded from the computations above were anti-dilutive shares of 2.0 million and 5.6 million for the three months ended September 30, 2012 and 2011, respectively.

5. Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Sept. 30,	June 30,
	2012	2012
Raw materials	$85,566	$84,536
Work in process	168,040	145,610
Finished goods	310,771	301,679

Total inventories	$564,377	$531,825

6. Pensions and Other Postretirement Benefits

The components of pension benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Service cost	$1,627	$1,381
Interest cost	2,060	2,123
Expected return on plan assets	(2,272)	(2,166)
Amortization of prior service cost	65	65
Recognized actuarial losses	681	290
Amortization of transition obligation	10	10
Other income	(59)	—

Benefit cost	$2,112	$1,703

The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Service cost	$179	$274
Interest cost	341	586
Amortization of prior service cost	(516)	(516)
Recognized actuarial (gain) loss	(179)	82

Benefit (credit) cost	$(175)	$426

7. Debt

Total debt consisted of the following (in thousands):

	Average	Calendar
	Interest	Year	Sept 30,	June 30,
	Rate	Maturity	2012	2012
Long-term debt:
Private Placement	3.59%	2016 –2021	$150,000	$150,000
Unsecured bonds and term loans	1.18%	2013	6,380	37,556
Other debt	Varies	2012 –2013	988	1,091

Total long-term debt			157,368	188,647
Less current portion of long-term debt:
Unsecured bonds and term loans	1.18%		6,380	37,556
Other debt	Varies		988	1,059

Long-term debt, less current portion			150,000	150,032

Short-term borrowings:
Overdraft loans	0.68%	2013	64,300	62,645
Other short-term borrowings	Varies		3,406	3,673

Total short-term borrowings			67,706	66,318

Total debt			$225,074	$254,965

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At September 30, 2012, the balance of the overdraft loans, which require full repayment by the end of the term if not renewed, approximated $64.3 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2012, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with an interest rate equivalent to six month TIBOR plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At September 30, 2012, the balance of the syndicated term loan approximated $6.4 million, which is classified as current.

In June 2009, we entered into a $195.0 million unsecured, three year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London Interbank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of September 30, 2012. The instrument governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of September 30, 2012, we were in compliance with these covenants and had no outstanding borrowings.

Principal payments on long-term debt obligations are due as follows as of September 30, 2012 (in thousands):

Year one	$7,368
Year two	—
Year three	—
Year four	50,000
Year five	—
Thereafter	100,000

Total long-term debt obligations	$157,368

We had available lines of credit totaling $435.5 million at September 30, 2012, including $350.0 million available on the U.S. Credit Facility. The lines of credit expire between 2013 and 2016.

8. Income Taxes

The effective tax rate was 30.8% for the three months ended September 30, 2012 and 32.6% for the three months ended September 30, 2011, reflecting the mix of earnings in tax jurisdictions with tax rates less than the U.S. federal tax rate of 35.0%.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. The examination of U.S. federal income tax returns for 2007, 2008 and 2009 were completed during fiscal 2012. The tax years 2010 through 2012 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of September 30, 2012, there were no material interest or penalty amounts to accrue.

9. Fair Value Measurements

The following table summarizes our financial assets and liabilities as of September 30, 2012, which are measured at fair value on a recurring basis (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale and trading securities	$30,881	$30,881	$—	$—
Derivative financial instruments, net	8,831	—	8,831	—

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

10. Derivative Instruments and Hedging Activities

We use derivative instruments to manage our foreign exchange and commodity cost exposures. All derivative instruments are recognized at fair value in other current assets or liabilities.

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other income (expense). The notional amounts of the forward contracts were $284.2 million and $223.3 million at September 30, 2012 and June 30, 2012, respectively, with corresponding fair values of a $1.2 million asset at September 30, 2012 and a $2.6 million asset at June 30, 2012.

Cash Flow Hedges

We use derivatives in the form of call options to hedge the variability of gold and copper costs. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income (AOCI) and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $7.6 million and $4.4 million at September 30, 2012 and June 30, 2012, respectively. These call options have maturities of 12 months or less.

For the three months ended September 30, 2012 and 2011, the impact to AOCI and earnings from cash flow hedges before taxes follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Unrealized gain (loss) recognized in AOCI	$7,147	$(820)
Realized (loss) gain reclassified into earnings	(2,496)	2,166

At September 30, 2012, $2.0 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

11. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220). The new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted ASU 2011-05 in the current quarter and presented a separate statement of comprehensive income.

In July 2012, the FASB issued updated guidance on the periodic testing of intangible assets for impairment. The guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test as required under current guidance. The new guidance is effective for us beginning July 1, 2013, with early adoption permitted. The new guidance is not expected to have a material impact on our consolidated financial statements.

12. Contingencies

We are currently a party to various legal proceedings, claims and investigations including those disclosed below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially adversely affect our financial position, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. If one or more unfavorable final outcome were to occur, then our business could be materially and adversely affected.

Employment and Benefits Litigation

In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24.0 million ($30.9 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer.

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

On February 24, 2012, the five employees who fall within the executive section submitted a reply brief and requested a postponement of the March 5, 2012 court date. The court granted the request and rescheduled separate court dates in 2012 for each plaintiff as follows: June 25, July 9, September 24, October 8 and December 17. On June 25, 2012, one plaintiff withdrew his claims against Molex and on July 9, 2012, the court adjourned to consider whether it has jurisdiction over Molex in each of these claims and is expected to issue a decision on November 5, 2012.

On June 28, 2012, the Toulouse Labor Court ruled it has jurisdiction over Molex with respect to the 190 employees who fall within the industry section and on July 12, 2012, Molex filed 190 appeals (one for each plaintiff) with the Toulouse Appellate Court contesting jurisdiction. The Toulouse Appellate Court set December 11, 2012 for hearing this appeal, at which it may hear the merits of the case in addition to the jurisdiction issue.

On March 29, 2012, Molex received notice that the liquidator filed an action against Molex in the Commercial Court of Paris claiming Molex is responsible for the liabilities of MAS that remain as a result of the liquidation. The liquidator alleged that Molex acted as de facto manager of MAS and mismanaged MAS. Although the liabilities are currently estimated at €1.9 million ($2.4 million), future liabilities of MAS may also include any amounts successfully awarded to plaintiffs in their lawsuits against MAS (described above). Molex filed a brief opposing the liquidator’s claims and the next court hearing is expected to occur in December 2012.

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

On August 31, 2010, Mizuho Bank (Mizuho), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for the payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($38.6 million), ¥5 billion ($64.3 million), ¥5 billion ($64.3 million) and ¥2 billion ($25.7 million), other loan-related expenses of approximately ¥106 million ($1.4 million) and interest and delay damages of approximately ¥5.2 billion ($66.4 million) as of September 30, 2012. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and subsequently both parties have submitted additional briefs, witness statements and witness testimony. At a court hearing on October 10, 2012, the presiding judge informed the parties that a judgment will be delivered on December 26, 2012. We intend to vigorously contest the enforceability of the outstanding unauthorized loans and any attempt by the lender to obtain payment. See Note 2 for accounting treatment of the accrual for unauthorized activities in Japan.

As we reported on April 29, 2011, the SEC informed us they issued a formal order of private investigation in connection with the unauthorized activities in Japan. We are fully cooperating with the SEC’s investigation.

13. Segments and Related Information

We have two global reportable segments: Connector and Custom & Electrical. The reportable segments represent an aggregation of three operating segments.

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

Information by segment is summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
For the three months ended:
September 30, 2012:
Revenues from external customers	$656,574	$259,784	$563	$916,921
Income (loss) from operations	95,256	40,860	(33,381)	102,735
Depreciation & amortization	46,275	7,079	4,388	57,742
Capital expenditures	52,387	13,309	3,717	69,413

September 30, 2011:
Revenues from external customers	$678,780	$256,794	$411	$935,985
Income (loss) from operations	106,262	41,908	(27,589)	120,581
Depreciation & amortization	50,075	7,127	4,037	61,239
Capital expenditures	34,701	6,914	1,189	42,804

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular segment.

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
September 30, 2012	$1,922,212	$494,055	$97,961	$2,514,228
June 30, 2012	1,846,636	479,318	107,699	2,433,653

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Sept. 30, 2012	June 30, 2012
Segment assets	$2,514,228	$2,433,653
Other current assets	849,525	796,134
Other non-current assets	382,125	381,716

Consolidated total assets	$3,745,878	$3,611,503

Molex Incorporated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the content otherwise requires, the terms “we,” “us,” “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”

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

Net revenue decreased during the three months ended September 30, 2012 compared with the prior year period primarily due to foreign currency translation. Net revenue in local currencies increased slightly compared with the prior year period due to an increase in customer demand in the telecommunications and infotech markets, offset by lower demand in the consumer and industrial markets. The increased customer demand resulted in sales to a consumer electronics company, directly and indirectly, that exceeded 10% of net revenue during the period. Gross margin decreased during the three months ended September 30, 2012 compared to the prior year period primarily due to changes in the mix of product sales and start-up costs related to new product introductions during the period. Selling, general and administrative expenses were lower during the three months ended September 30, 2012 primarily due to $9.9 million of property insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011. Income from operations decreased during the three months ended September 30, 2012 primarily due to the lower net revenue and lower gross margin compared with the prior year period.

Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2012, we investigated unauthorized activities at Molex Japan Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities pending the resolution of the legal proceedings reported in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $189.0 million as of September 30, 2012, including $23.2 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income, net of tax. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $66.4 million for other loan-related expenses, interest expense and delay damages on the outstanding unauthorized loans.

Unauthorized activities in Japan for the three months ended September 30, 2012 and 2011 represent investigative and legal fees.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Results of Operations

The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended September 30 (in thousands):

		Percentage		Percentage
	2012	of Revenue	2011	of Revenue
Net revenue	$916,921	100.0%	$935,985	100.0%
Cost of sales	648,504	70.7%	643,257	68.7%

Gross profit	268,417	29.3%	292,728	31.3%

Selling, general & administrative	163,121	17.8%	169,225	18.1%
Unauthorized activities in Japan	2,561	0.3%	2,922	0.3%

Income from operations	102,735	11.2%	120,581	12.9%

Other income (expense), net	386	—%	(1,115)	0.1%

Income before income taxes	103,121	11.2%	119,466	12.8%
Income taxes	31,807	3.4%	38,949	4.2%

Net income	$71,314	7.8%	$80,517	8.6%

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

During the first quarter of fiscal 2013 net revenue increased 6.8% compared to the fourth quarter of fiscal 2012 (sequential quarter) due primarily to increased demand from new product introductions in the telecommunications and infotech markets, but declined 2.0% from the record first quarter of fiscal 2012 (comparable quarter), primarily due to foreign currency translation and lower demand in the consumer and industrial markets. The increase (decrease) in net revenue from each market during the comparable quarter and the sequential quarter follows:

	Comparable	Sequential
	Quarter	Quarter
Telecommunications	1%	19%
Infotech	2	12
Consumer	(15)	—
Industrial	(8)	(4)
Automotive	5	1

Telecommunications market net revenue increased against both the comparable and sequential quarters primarily due to higher demand related to new product introductions in the first quarter of fiscal 2013 for certain mobile products.

Infotech market net revenue increased against both the comparable and sequential quarters primarily due to higher demand related to new product introductions in the first quarter of fiscal 2013 for certain tablet devices.

Consumer market net revenue decreased against the comparable quarter due to lower demand in home entertainment and gaming systems. Consumer market net revenue was level with the sequential quarter as improved demand for gaming systems and pre-holiday production offset decreased demand in home entertainment products.

Industrial market net revenue decreased against both the comparable and sequential quarters due to softening demand for semiconductor and production equipment from our customers’ decreased production, companies’ reluctance to invest in automation projects or deferral of projects in the current economic environment and relatively high levels of inventory in the distribution channel.

Automotive market net revenue increased against the comparable quarter due to higher automobile production, particularly in North America and Japan, and increasing electronic content in automobiles, such as navigational and entertainment systems, mobile communication and products to improve fuel efficiency. Automotive market net revenue increased slightly against the sequential quarter.

The following table shows the percentage relationship to net revenue of our sales by geographic region:

	Three Months Ended
	September 30,
	2012	2011
Americas	26%	24%
Asia Pacific	63	63
Europe	11	13

Total	100%	100%

The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

Three Months
Ended
Sept. 30, 2012
Net revenue for prior year period	$935,985
Components of net revenue change:
Organic net revenue change	3,295
Foreign currency translation	(25,099)
Acquisitions	2,740

Total change in net revenue from prior year period	(19,064)

Net revenue for current year period	$916,921

Organic net revenue change as a percentage of net revenue from prior year period	0.4%

Organic net revenue increased during the three months ended September 30, 2012 compared with the prior year period as customer demand improved in the telecommunications and infotech markets due to increases in demand for certain mobile products and tablet devices. We completed an asset acquisition of a specialty wire and cable company during the second quarter of 2012.

Foreign currency translation decreased net revenue approximately $25.1 million for the three months ended September 30, 2012, primarily due to a weaker euro and Japanese yen, compared with the prior year period. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended September 30, 2012
	Local	Currency	Net
	Currency	Translation	Change
Americas	$16,224	$(190)	$16,034
Asia Pacific	(9,052)	(8,241)	(17,293)
Europe	(2,978)	(16,668)	(19,646)
Corporate & Other	1,841	—	1,841

Net change	$6,035	$(25,099)	$(19,064)

The change in net revenue on a local currency basis was as follows:

Three Months
Ended
Sept. 30, 2012
Americas	7.3%
Asia Pacific	(1.5)
Europe	(2.4)

Total	0.6%

Gross Profit

The following table provides a summary of gross profit and gross margin for the three months ended September 30 (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Gross profit	$268,417	$292,728
Gross margin	29.3%	31.3%

The decrease in gross profit and gross margin for the three months ended September 30, 2012 compared with the prior year period was primarily due to lower net revenue from foreign currency translation, changes in the mix of product sales, start-up costs related to new product introductions during the period and price erosion.

A significant portion of our material cost is comprised of copper and gold. We purchased approximately 4.8 million pounds of copper and approximately 23,400 troy ounces of gold during the first quarter of fiscal 2013. The following table sets forth the average prices of copper and gold we purchased in the three months ended September 30:

	Three Months Ended September 30,
	2012	2011
Copper (price per pound)	$3.52	$4.07
Gold (price per troy ounce)	1,653.00	1,702.00

Generally, we are able to pass through to our customers only a small portion of changes in the cost of copper and gold. However, we mitigate the impact of any significant increases in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges increased cost of sales by $2.5 million for the three months ended September 30, 2012 and reduced cost of sales by $1.8 million for the three months ended September 30, 2011.

The effect of certain significant impacts on gross profit compared with the prior year period was as follows for the three months ended September 30 (in thousands):

Three Months Ended Sept. 30, 2012
Price erosion	$(22,113)
Currency translation	(5,668)
Currency transaction	650

Price erosion measures the reduction in prices of our products year over year, which reduces our gross profit. The largest impact from price erosion is in our Connector segment. A significant portion of our price erosion occurred in mobile phone connector products, which are part of our mobile market. We minimize the impact of price erosion through the use of pricing software that provides enhanced visibility to recoverable costs and improved detail of profit margin by product.

The decrease in gross profit due to currency translation during the three months ended September 30, 2012 was primarily due to a weaker euro, compared with the prior year period.

Certain products we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in foreign currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The increase in gross profit due to currency transactions was nominal as the impact of fluctuations in foreign exchange rates principally offset each other during the three months ended September 30, 2012, compared with the prior year period.

Operating Expenses

Operating expenses were as follows as of September 30 (in thousands):

	Three Months Ended September 30,
	2012	2011
Selling, general and administrative	$163,121	$169,225
Unauthorized activities in Japan	2,561	2,922

Selling, general and administrative as a percentage of net revenue	17.8%	18.1%

Selling, general and administrative expenses decreased $6.1 million for the three months ended September 30, 2012, compared with the prior year period, primarily due to $9.9 million of property insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011. The impact of foreign currency translation decreased selling, general and administrative expenses approximately $4.2 million for the three months ended September 30, 2012, compared with the prior year period.

Research and development expenditures, which are classified as selling, general and administrative expense, were approximately $46.3 million, or 5.0% of net revenue for the three months ended September 30, 2012, compared with $43.9 million, or 4.7% of net revenue for the comparable prior year period.

Unauthorized activities in Japan for the three months ended September 30, 2012 represent investigative and legal fees. See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Other income (expense) consists primarily of net interest expense, investment income and currency exchange gains or losses. We recorded other income of $0.4 million for the three months ended September 30, 2012, compared with net expense of $1.1 million for the three months ended September 30, 2011. Fluctuations in other income (expense) are primarily due to changes in foreign currency gains and losses.

Effective Tax Rate

The effective tax rate was 30.8% for the three months ended September 30, 2012. During the three months ended September 30, 2012, we recorded income tax expense of $31.8 million.

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

Backlog

Our order backlog on September 30, 2012 was approximately $445.3 million compared with order backlog of $416.4 million at June 30, 2012 and $387.2 million at September 30, 2011. Orders for the three months ended September 30, 2012 were $943.9 million compared with $901.0 million and $910.0 million for the three months ended June 30, 2012 and September 30, 2011, respectively. Orders increased $42.9 million over the sequential quarter and exceeded net revenue during the three months ended September 30, 2012. Orders improved compared with the prior year period due primarily to new product introductions in our telecommunications and infotech markets.

Segments

The following table sets forth information on net revenue by segment as of the three months ended September 30 (in thousands):

		Percentage		Percentage
	2012	of Revenue	2011	of Revenue
Connector	$656,574	71.6%	$678,780	72.5%
Custom & Electrical	259,784	28.3	256,794	27.4
Corporate & Other	563	0.1	411	0.1

Total	$916,921	100.0%	$935,985	100.0%

Connector

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months Ended Sept. 30, 2012
Net revenue for prior year period	$678,780

Components of net revenue change:
Organic net revenue change	(7,159)
Currency translation	(15,047)

Total change in net revenue from prior year period	(22,206)

Net revenue for current year period	$656,574

Organic net revenue change as a percentage of net revenue for prior year period	(1.1)%

The Connector segment sells primarily to the telecommunication, infotech, consumer and automotive markets. Organic net revenue and segment net revenue decreased during the three months ended September 30, 2012 compared with the prior year period. The decrease was primarily due to slower customer demand, particularly in the consumer market, partially offset by higher demand in our telecommunications and infotech markets. Price erosion, which is generally higher in the Connector segment compared with our other segment, also negatively impacted organic net revenue and segment net revenue. Foreign currency translation decreased net revenue by $15.0 million for the three months ended September 30, 2012.

The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended September 30,
	2012	2011
Income from operations	$95,256	$106,262
Operating margin	14.5%	15.7%

Connector segment income from operations declined for the three months ended September 30, 2012 compared with the prior year period primarily due to lower net revenue, changes in the mix of product sales and start-up costs related to new product introductions during the period. Lower production levels due to decreasing customer demand in the consumer market also led to lower absorption of our fixed costs. Selling, general and administrative expenses for the three months ended September 30, 2012 decreased primarily due to $9.9 million of property insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011.

Custom & Electrical

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months Ended Sept. 30, 2012
Net revenue for prior year period	$256,794

Components of net revenue increase:
Organic net revenue change	10,313
Foreign currency translation	(10,063)
Acquisitions	2,740

Total change in net revenue from prior year period	2,990

Net revenue for current year period	$259,784

Organic net revenue change as a percentage of net revenue for prior year period	4.0%

The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment net revenue increased in the three months ended September 30, 2012 compared with the prior year period due to increased customer demand in the telecommunications and infotech markets. Foreign currency translation decreased net revenue $10.1 million for the three months ended September 30, 2012, primarily due to a weaker euro against the U.S. dollar compared with the prior year period. We completed an asset acquisition of a specialty wire and cable company during the second quarter of fiscal 2012.

The following table provides information on income from operations and operating margins for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended September 30,
	2012	2011
Income from operations	$40,860	$41,908
Operating margin	15.7%	16.3%

Custom & Electrical income from operations for the three months ended September 30, 2012 was comparable with the prior year period. Favorable mix of product sales was offset by higher research and development costs to penetrate new markets, acquire customers and drive future growth.

Non-GAAP Financial Measures

Organic net revenue growth, which is included in the discussion above, is a non-GAAP financial measure. The tables presented in Results of Operations above provide reconciliations of U.S. GAAP reported net revenue growth (the most directly comparable GAAP financial measure) to organic net revenue growth.

We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business and provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, since it is an important measure of the underlying results of our operations. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity. Management uses organic net revenue growth together with GAAP measures, such as net revenue and operating income in its decision making processes related to the operations of our reporting segments and our overall company. Because organic net revenue growth calculations may vary among other companies, organic net revenue growth amounts presented may not be comparable with similar measures of other companies.

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $702.1 million and $652.2 million at September 30, 2012 and June 30, 2012, respectively. Cash, cash equivalents and marketable securities as of September 30, 2012 included $653.7 million held in non-U.S. accounts, including $213.8 million in countries where we may experience administrative delays in withdrawing and transferring cash to U.S. accounts. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in property, plant, equipment and acquisitions.

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At September 30, 2012, the balance of the overdraft loans, which require full repayment by the end of the term if not renewed, approximated $64.3 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2012, we were in compliance with these covenants.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010 and March 2011, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. The U.S. Credit Facility requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of September 30, 2012, we were in compliance with these covenants.

Total debt, including obligations under capital leases, totaled $225.1 million and $255.0 million at September 30, 2012 and June 30, 2012, respectively. We had available lines of credit totaling $435.5 million at September 30, 2012, including $350.0 million available on the U.S. Credit Facility. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Cash Flows

Cash and cash equivalents increased $48.6 million during the three months ended September 30, 2012. Our primary source of cash was operating cash flows of $167.4 million, the majority of which is generated outside the United States. We used cash during the period to fund capital expenditures of $69.4 million and pay dividends of $38.8 million. The translation of our cash to U.S. dollars increased our cash and cash equivalents by $9.6 million compared with the balance as of June 30, 2012.

Below is a table setting forth the key lines of our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Cash provided from operating activities	$167,404	$150,549
Cash used for investing activities	(58,708)	(39,317)
Cash used for financing activities	(69,749)	(77,871)
Effect of exchange rate changes on cash	9,608	(8,584)

Net increase in cash and cash equivalents	$48,555	$24,777

Operating Activities

Cash provided from operating activities increased by $16.9 million from the prior year period. Working capital needs increased $5.8 million in the current year period compared with the prior year as increased accounts payable balances were offset by higher inventory and accounts receivable balances. Working capital is defined as current assets minus current liabilities.

Investing Activities

Cash used for investing activities increased by $19.4 million from the prior year period due to a $26.6 million increase in capital expenditures during the three months ended September 30, 2012, partially offset by $9.9 million of property insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011. Capital expenditures were $69.4 million for the three months ended September 30, 2012, compared with $42.8 million in the prior year period. Capital expenditures increased primarily due to investments related to new product introductions.

Financing Activities

Cash used for financing activities decreased $8.1 million during the three months ended September 30, 2012, compared with the prior year period primarily due to a reduction in net payments on debt.

Our quarterly cash dividend was $0.22 per share for the three months ended September 30, 2012, an increase of 10.0% from the previous cash dividend of $0.20 per share in the prior year period.

We issued senior notes totaling $150.0 million on August 2011. Proceeds were used to pay down a portion of the U.S. Credit Facility. As of September 30, 2012, we had no outstanding borrowings on the revolving U.S. Credit Facility, compared with net payments of $165.0 million in the prior year period. In addition, net payments on short-term loans were $31.6 million for the three months ended September 30, 2012, compared with net payments of $27.3 million in the prior year period.

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

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2012. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and retiree health care benefit obligations. Since June 30, 2012, there have been no material changes in our contractual obligations and commercial commitments arising outside of the ordinary course of business. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, beliefs, and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “potential,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012 (Form 10-K). You should carefully consider the risks described in our Form 10-K. Such risks are not the only ones facing our company; additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected.

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, global economic conditions, success of customers, cost of raw materials, value of inventory, availability of credit, foreign currency exchange rates, labor costs, protection of intellectual property, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development introduction and sales, regulatory changes, income tax fluctuations, competitive strengths, natural disasters, unauthorized access to data, government investigations and outcomes of legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, and the development of natural hedges and use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at September 30, 2012 and June 30, 2012.

We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for discussion of derivative instruments in use at September 30, 2012 and June 30, 2012.

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations was impacted by the translation of our international financial statements into U.S. dollars resulting in decreased net revenue of $25.1 million and decreased income from operations of $1.5 million for the three months ended September 30, 2012, compared with the prior year period.

Our $16.1 million of marketable securities at September 30, 2012 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, overdraft loans, five-year unsecured U.S. Credit Facility and syndicated term loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had no outstanding borrowings on our $350.0 million U.S. Credit Facility at September 30, 2012.

Due to the nature of our operations, net revenue from specific products fluctuates over time, but our broad base of products in several markets generally mitigates the concentration risk relating to any one product.

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by intentionally falsified documentation, by collusion of two or more individuals within Molex or third parties, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 12 of the Notes to the Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2012 were as follows (in thousands, except price per share data):

			Total Number
			of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid per Share	Announced Plan
July 1 – July 31
Common Stock	—	$—	—
Class A Common Stock	3	$20.09	—
August 1 – August 31
Common Stock	—	$—	—
Class A Common Stock	72	$21.81	—
September 1 – September 30
Common Stock	—	$—	—
Class A Common Stock	5	$22.12	—

Total	80	$21.77	—

The shares purchased represent exercises of employee stock options.

Item 4. Mine Safety Disclosures – Not Applicable

Item 6. Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED
(Registrant)

Date: October 25, 2012	/S/ DAVID D. JOHNSON
David D. Johnson
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)