Form 10-Q
period 2012-12-31
MOLEX INC
filed 2013-01-24
CIK 67472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On January 17, 2013, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	81,835,001
Class B Common Stock	94,255

Molex Incorporated

INDEX

PART I—FINANCIAL INFORMATION

PART I

Item 1.	Financial Statements

Molex Incorporated

Condensed Consolidated Balance Sheets

(in thousands)

	Dec. 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$705,047	$637,417
Marketable securities	11,738	14,830
Accounts receivable, less allowances of $37,681 and $37,876, respectively	745,851	751,279
Inventories	566,889	531,825
Deferred income taxes	101,398	110,789
Other current assets	33,109	33,098

Total current assets	2,164,032	2,079,238
Property, plant and equipment, net	1,177,342	1,150,549
Goodwill	195,030	160,986
Non-current deferred income taxes	48,063	50,038
Other assets	180,130	170,692

Total assets	$3,764,597	$3,611,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of short-term borrowings and long-term debt	$115,869	$104,933
Accounts payable	344,997	355,491
Accrued expenses:
Accrued liability for unauthorized activities in Japan	170,665	184,177
Income taxes payable	40,876	35,360
Other	200,084	212,035

Total current liabilities	872,491	891,996
Other non-current liabilities	19,700	18,174
Accrued pension and other postretirement benefits	95,424	115,176
Long-term debt	230,000	150,032

Total liabilities	1,217,615	1,175,378

Commitments and contingencies
Stockholders’ equity:
Common stock	11,411	11,361
Additional paid-in capital	731,115	711,394
Retained earnings	2,603,761	2,539,931
Treasury stock	(1,117,193)	(1,112,956)
Accumulated other comprehensive income	317,888	286,395

Total stockholders’ equity	2,546,982	2,436,125

Total liabilities and stockholders’ equity	$3,764,597	$3,611,503

See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenue	$967,735	$857,598	$1,884,656	$1,793,583
Cost of sales	678,565	594,661	1,327,069	1,237,918

Gross profit	289,170	262,937	557,587	555,665

Selling, general and administrative	181,028	163,073	344,149	332,298
Unauthorized activities in Japan	1,627	2,723	4,188	5,645

Total operating expenses	182,655	165,796	348,337	337,943

Income from operations	106,515	97,141	209,250	217,722
Interest (expense) income, net	(1,133)	(2,094)	(1,943)	(3,485)
Other (expense) income	(3,151)	1,482	(1,955)	1,758

Total other (expense) income, net	(4,284)	(612)	(3,898)	(1,727)

Income before income taxes	102,231	96,529	205,352	215,995
Income taxes	31,837	32,513	63,644	71,462

Net income	$70,394	$64,016	$141,708	$144,533

Earnings per share:
Basic	$0.40	$0.36	$0.80	$0.82
Diluted	$0.39	$0.36	$0.79	$0.82
Dividends declared per share	$0.2200	$0.2000	$0.4400	$0.4000
Average common shares outstanding:
Basic	177,123	175,830	176,888	175,656
Diluted	178,854	176,985	178,743	176,778

See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$70,394	$64,016	$141,708	$144,533
Foreign currency translation adjustments	(8,852)	(6,975)	21,710	(65,559)
Postretirement medical benefits remeasurement, net of tax	8,945	—	8,945	—
Unrealized (loss) gain on derivative instruments, net of tax	(1,647)	(3,856)	1,417	(2,981)
Unrealized investment (loss), net of tax	(86)	(212)	(579)	(2,351)

Other comprehensive (loss) income	(1,640)	(11,043)	31,493	(70,891)

Total comprehensive income	$68,754	$52,973	$173,201	$73,642

See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2012	2011
Operating activities:
Net income	$141,708	$144,533
Add non-cash items included in net income:
Depreciation and amortization	117,402	121,174
Share-based compensation	15,425	11,402
Other non-cash items	5,685	5,213
Changes in assets and liabilities:
Accounts receivable	5,006	94,400
Inventories	(34,831)	(26,442)
Accounts payable	(5,326)	(40,976)
Other current assets and liabilities	9,605	(7,183)
Other assets and liabilities	(97)	(10,608)

Cash provided from operating activities	254,577	291,513

Investing activities:
Capital expenditures	(148,041)	(95,055)
Acquisitions	(55,299)	(24,000)
Proceeds from sales of property, plant and equipment	3,020	2,202
Proceeds from sales or maturities of marketable securities	8,399	6,553
Purchases of marketable securities	(5,081)	(4,787)
Insurance proceeds and other investing activities	9,957	—

Cash used for investing activities	(187,045)	(115,087)

Financing activities:
Proceeds from revolving credit facility	90,000	75,000
Payments on revolving credit facility	(10,000)	(220,000)
Proceeds from short-term loans and debt	178,089	—
Payments on short-term loans and debt	(158,620)	(27,389)
Proceeds from issuance of long-term debt	—	149,713
Cash dividends paid	(116,706)	(70,186)
Exercise of stock options	4,804	2,630
Other financing activities	(2,115)	(2,087)

Cash used for financing activities	(14,548)	(92,319)

Effect of exchange rate changes on cash	14,646	(9,370)

Net increase in cash and cash equivalents	67,630	74,737
Cash and cash equivalents, beginning of period	637,417	532,599

Cash and cash equivalents, end of period	$705,047	$607,336

See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us,” and “our”) manufactures electronic components, including electrical and fiber optic interconnection products and systems, switches and integrated products in 41 manufacturing locations in 15 countries.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily an indication of the results that may be expected for the year ending June 30, 2013. The Condensed Consolidated Balance Sheet as of June 30, 2012 was derived from our audited consolidated financial statements for the year ended June 30, 2012. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012.

The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and other post retirement benefits, stock options, accrued liability for unauthorized activities in Japan, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates.

Material subsequent events are evaluated and disclosed through the report issuance date.

2. Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2012, we investigated unauthorized activities at Molex Japan Co., Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities pending the resolution of the legal proceedings reported in Note 12.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $170.7 million as of December 31, 2012, including $4.9 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income, net of tax. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $66.2 million for interest expense, delay damages and other loan-related expenses on the outstanding unauthorized loans.

Unauthorized activities in Japan for the three and six months ended December 31, 2012 and 2011 represent investigative and legal fees.

3. Acquisitions

During the second quarter of fiscal 2013, we acquired Affinity Medical Technologies, LLC, a medical electronics company, for $55.3 million, net of cash acquired, and recorded goodwill of $34.0 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.

During the second quarter of fiscal 2012, we completed an asset purchase of Temp-Flex Cable, Inc., a specialty wire and cable company, for $24.0 million and recorded goodwill of $12.3 million. The purchase price allocation for this acquisition is complete.

4. Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$70,394	$64,016	$141,708	$144,533

Basic average common shares outstanding	177,123	175,830	176,888	175,656
Effect of dilutive stock options	1,731	1,155	1,855	1,122

Diluted weighted average common shares outstanding	178,854	176,985	178,743	176,778

Earnings per share:
Basic	$0.40	$0.36	$0.80	$0.82
Diluted	$0.39	$0.36	$0.79	$0.82

Excluded from the computations above were anti-dilutive shares of 3.8 million and 2.9 million for the three and six months ended December 31, 2012, respectively, compared with 5.1 million and 5.8 million for the same prior year periods.

5. Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	Dec. 31, 2012	June 30, 2012
Raw materials	$90,711	$84,536
Work in process	168,350	145,610
Finished goods	307,828	301,679

Total inventories	$566,889	$531,825

6. Pensions and Other Postretirement Benefits

The components of pension benefit cost are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Service cost	$1,627	$1,381	$3,254	$2,762
Interest cost	2,060	2,123	4,120	4,246
Expected return on plan assets	(2,272)	(2,166)	(4,544)	(4,332)
Amortization of prior service cost	65	65	130	130
Recognized actuarial losses	681	290	1,362	580
Amortization of transition obligation	10	10	20	20
Other income	(59)	—	(118)	—

Benefit cost	$2,112	$1,703	$4,224	$3,406

The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Service cost	$179	$274	$358	$548
Interest cost	341	586	682	1,172
Amortization of prior service cost	(516)	(516)	(1,032)	(1,032)
Recognized actuarial (gains) losses	(179)	82	(358)	164

Benefit cost	$(175)	$426	$(350)	$852

Effective December 31, 2012, we amended a postretirement medical benefits plan in the United States to cap subsidies provided to plan participants retiring after January 31, 2013. We remeasured the postretirement medical benefits liability, resulting in a $14.0 million reduction in the liability with the offset to other comprehensive income, net of tax. The benefit of the remeasured liability will be recognized over a 27 month period, which is the average time until the remaining active participants in the plan reach retirement eligibility.

7. Debt

Total debt consisted of the following (in thousands):

	Average Interest Rate	Calendar Year Maturity	December 31, 2012	June 30, 2012
Long-term debt:
Private Placement	3.59%	2016 – 2021	$150,000	$150,000
U.S. Credit Facility	1.71%	2016	80,000	—
Unsecured bonds and term loans	1.18%	2013	5,747	37,556
Other debt	Varies	2013	809	1,091

Total long-term debt			236,556	188,647
Less current portion of long-term debt:
Unsecured bonds and term loans	1.18%		5,747	37,556
Other debt	Varies		809	1,059

Long-term debt, less current portion			230,000	150,032

Short-term borrowings:
Overdraft loans	0.74%	2013	105,639	62,645
Other short-term borrowings	Varies		3,674	3,673

Total short-term borrowings			109,313	66,318

Total debt			$345,869	$254,965

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At December 31, 2012, the balance of the overdraft loans, which require full repayment by the end of the term if not renewed, approximated $105.6 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of December 31, 2012, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with an interest rate equivalent to six month Tokyo Interbank Offered Rate (TIBOR) plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. At December 31, 2012, the balance of the syndicated term loan approximated $5.7 million, which is classified as current.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010, March 2011 and December 2012, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London Interbank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of December 31, 2012. The agreement governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of December 31, 2012, we were in compliance with these covenants and had outstanding borrowings of $80.0 million.

Principal payments on long-term debt obligations are due as follows as of December 31, 2012 (in thousands):

Year one	$6,556
Year two	—
Year three	—
Year four	130,000
Year five	—
Thereafter	100,000

Total long-term debt obligations	$236,556

We had available lines of credit totaling $366.1 million at December 31, 2012, including $270.0 million available on the U.S. Credit Facility. The lines of credit expire between 2013 and 2016.

8. Income Taxes

The effective tax rate was 31.1% for the three months ended December 31, 2012 and 33.7% for the three months ended December 31, 2011, reflecting the mix of earnings in tax jurisdictions with tax rates less than the U.S. federal tax rate of 35.0%. The effective tax rate for the six months ended December 31, 2012 was 31.0%.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. The examinations of U.S. federal income tax returns for 2007, 2008 and 2009 were completed during fiscal 2012. The tax years 2010 through 2012 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2012, there were no material interest or penalty amounts to accrue.

9. Fair Value Measurements

The following table summarizes our financial assets and liabilities as of December 31, 2012, which are measured at fair value on a recurring basis (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale and trading securities	$26,487	$26,487	$—	$—
Derivative financial instruments, net	2,578	—	2,578	—

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

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts (forward contracts) to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other (expense) income. The notional amounts of the forward contracts were $255.5 million and $223.3 million at December 31, 2012 and June 30, 2012, respectively, with corresponding fair values of a $0.9 million liability at December 31, 2012 and a $2.6 million asset at June 30, 2012.

Cash Flow Hedges

We use derivatives in the form of call options to hedge the variability of gold and copper prices. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income (AOCI) and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $3.5 million and $4.4 million at December 31, 2012 and June 30, 2012, respectively. These call options have maturities of 12 months or less.

For the three and six months ended December 31, 2012 and 2011, the impact to AOCI and earnings from cash flow hedges before taxes follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Unrealized (loss) gain recognized in AOCI	(970)	(9,286)	6,178	(11,064)
Realized (loss) gain reclassified into earnings	(1,544)	3,354	(4,041)	6,478

At December 31, 2012, $2.5 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

11. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220). The guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted ASU 2011-05 in the first quarter of fiscal 2013 and presented a separate statement of comprehensive income.

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

Molex filed its briefs in reply on January 6, 2012 arguing the plaintiff’s claims be dismissed. In the reply briefs, Molex argued it was not the co-employer of the plaintiffs and the court should find that it lacks jurisdiction over Molex to hear the dispute. In the alternative, Molex argued there was no breach of the information consultation process with the employees and their representatives, the dismissals were valid and based on economic grounds, MAS complied with its redeployment obligations and requested that the court dismiss the claims for damages. Molex also argued if the court were to award compensation, then any judgment against Molex be several but not jointly with MAS, and the amount awarded to plaintiffs not exceed six months’ salary, approximately €2.0 million ($2.6 million).

On February 24, 2012, the five employees who fall within the executive section submitted a reply brief and requested a postponement of the March 5, 2012 court date. The court granted the request and rescheduled separate court dates in 2012 for each plaintiff as follows: June 25, July 9, September 24, October 8 and December 17. On June 25, 2012, one plaintiff withdrew his claims against Molex. At the hearing on July 9, the court heard arguments on the issue of jurisdiction over Molex only, and on November 5, 2012 the court ruled that it has jurisdiction over Molex. Molex filed an appeal with the Toulouse Appellate Court and the court scheduled a hearing on February 13, 2013. A hearing at the Toulouse Labor Court for the remaining three executive section plaintiffs has been scheduled for March 7, 2013.

On June 28, 2012, the Toulouse Labor Court ruled it has jurisdiction over Molex with respect to the 190 employees who fall within the industry section and on July 12, 2012, Molex filed 190 appeals (one for each plaintiff)

with the Toulouse Appellate Court contesting jurisdiction. The Toulouse Appellate Court held a hearing to consider the appeal of the jurisdiction issue and is expected to issue a decision on February 7, 2013.

On March 29, 2012, Molex received notice that the liquidator filed an action against Molex in the Commercial Court of Paris claiming Molex is responsible for the liabilities of MAS that remain as a result of the liquidation. The liquidator alleged that Molex acted as de facto manager of MAS and mismanaged MAS. Although the liabilities are currently estimated at €1.9 million ($2.5 million), future liabilities of MAS may also include any amounts successfully awarded to plaintiffs in their lawsuits against MAS (described above). Molex filed a brief opposing the liquidator’s claims.

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

On August 31, 2010, Mizuho Bank (Mizuho), which holds the unauthorized loans, filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for payment of the outstanding unauthorized loans and to enter a judgment for such payment. Mizuho is claiming payment of outstanding principal borrowings of ¥3 billion ($34.8 million), ¥5 billion ($58.1 million), ¥5 billion ($58.1 million) and ¥2 billion ($23.2 million), other loan-related expenses of approximately ¥106 million ($1.2 million) and interest expense and delay damages of approximately ¥5.7 billion ($66.2 million) as of December 31, 2012. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and subsequently both parties have submitted additional briefs, witness statements and witness testimony. At a court hearing on October 10, 2012, the court informed the parties that it would render its decision on December 26, 2012; however, in late November, upon consultation with the court, court-supervised settlement discussions commenced. At a settlement meeting on December 21, 2012, the court postponed issuing its decision until February 27, 2013. There can be no assurance the parties will reach settlement or the settlement amount will not exceed the accrued liability for unauthorized activities in Japan. If settlement discussions fail to resolve the litigation, we intend to continue to vigorously contest the enforceability of the outstanding unauthorized loans. See Note 2 for accounting treatment of the accrued liability for unauthorized activities in Japan.

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

•

The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications for the telecommunications and infotech markets as well as fine-pitch, low-profile connectors for the consumer market. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•	The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Information by segment is summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
For the three months ended:
December 31, 2012:
Revenues from external customers	$714,712	$252,913	$110	$967,735
Income (loss) from operations	116,876	31,812	(42,173)	106,515
Depreciation & amortization	48,090	7,690	3,880	59,660
Capital expenditures	62,790	9,237	6,601	78,628

December 31, 2011:
Revenues from external customers	$602,885	$254,713	$—	$857,598
Income (loss) from operations	77,351	47,597	(27,807)	97,141
Depreciation & amortization	49,333	6,753	3,847	59,933
Capital expenditures	43,673	4,235	4,343	52,251

For the six months ended:
December 31, 2012:
Revenues from external customers	$1,371,286	$512,697	$673	$1,884,656
Income (loss) from operations	212,132	72,672	(75,554)	209,250
Depreciation & amortization	94,365	14,769	8,268	117,402
Capital expenditures	115,177	22,546	10,318	148,041

December 31, 2011:
Revenues from external customers	$1,281,665	$511,507	$411	$1,793,583
Income (loss) from operations	183,613	89,505	(55,396)	217,722
Depreciation & amortization	99,408	13,880	7,886	121,174
Capital expenditures	78,375	11,149	5,531	95,055

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular segment.

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

		Custom &	Corporate
	Connector	Electrical	& Other	Total
December 31, 2012	$1,888,097	$496,875	$105,110	$2,490,082
June 30, 2012	1,846,636	479,318	107,699	2,433,653

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	Dec. 31,	June 30,
	2012	2012
Segment assets	$2,490,082	$2,433,653
Other current assets	851,292	796,134
Other non-current assets	423,223	381,716

Consolidated total assets	$3,764,597	$3,611,503

Molex Incorporated

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our core business is the manufacture and sale of electronic components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 different products including terminals, connectors, planar cables, cable assemblies, interconnection systems, backplanes, integrated products and mechanical and electronic switches in 41 manufacturing locations in 15 countries. We also provide manufacturing services to integrate specific components into a customer’s product.

We have two global product segments: Connector and Custom & Electrical.

•

The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications for the telecommunications and infotech markets as well as fine-pitch, low-profile connectors for the consumer market. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•

The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Net revenue increased 12.8% and 5.1% during the three and six months ended December 31, 2012, respectively, compared with the prior year periods primarily due to an increase in customer demand in the telecommunications and infotech markets, partially offset by lower demand in the consumer and industrial markets. The increased customer demand in the telecommunications and infotech markets resulted in sales to a consumer electronics company, directly and indirectly, that exceeded 10% of net revenue during the three and six months ended December 31, 2012. Gross margin decreased during the three and six months ended December 31, 2012 compared with the prior year periods primarily due to changes in the mix of product sales and start-up costs related to new product introductions. Selling, general and administrative expenses were higher during the three and six months ended December 31, 2012 compared with the prior year periods to support the increase in net revenue. Selling, general and administrative expenses decreased as a percentage of net revenue over prior year periods. Income from operations increased during the three months ended December 31, 2012 primarily due to higher net revenue compared with the prior year period, but decreased during the six months ended December 31, 2012 as higher net revenue was offset by lower gross margin and higher selling, general and administrative expenses compared with the prior year period.

Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2012, we investigated unauthorized activities at Molex Japan Co., Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities.

We believe these unauthorized activities and related losses occurred from at least as early as 1988 through 2010. The accrued liability for these unauthorized activities was $170.7 million as of December 31, 2012, including $4.9 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income, net of tax. To the extent we prevail in not having to pay all or any portion of the unauthorized loans ($165.8 million), we would recognize a gain. In addition, we have a contingent liability of $66.2 million for interest expense, delay damages and other loan-related expenses on the outstanding unauthorized loans.

On August 31, 2010, the holder of the unauthorized loans filed a complaint in Tokyo District Court requesting the court to find Molex Japan liable for payment of the outstanding unauthorized loans and to enter a judgment for such payment. On October 13, 2010, Molex Japan filed a written answer requesting the court to dismiss the complaint and subsequently both parties have submitted additional briefs, witness statements and witness testimony. At a court hearing on October 10, 2012, the court informed the parties that it would render its decision on December 26, 2012; however, in late November, upon consultation with the court, court-supervised settlement discussions commenced. At a settlement meeting on December 21, 2012, the court postponed issuing its decision until February 27, 2013. There can be no assurance the parties will reach settlement or the settlement amount will not exceed the accrued liability for unauthorized activities in Japan. If settlement discussions fail to resolve the litigation, we intend to continue to vigorously contest the enforceability of the outstanding unauthorized loans. For a complete discussion of legal proceedings, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Unauthorized activities in Japan for the three and six months ended December 31, 2012 and 2011 represent investigative and legal fees.

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

Results of Operations

The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended December 31 (in thousands):

		Percentage		Percentage
	2012	of Revenue	2011	of Revenue
Net revenue	$967,735	100.0%	$857,598	100.0%
Cost of sales	678,565	70.1%	594,661	69.3%

Gross profit	289,170	29.9%	262,937	30.7%

Selling, general & administrative	181,028	18.7%	163,073	19.0%
Unauthorized activities in Japan	1,627	0.2%	2,723	0.4%

Income from operations	106,515	11.0%	97,141	11.3%

Other (expense) income, net	(4,284)	(0.4%)	(612)	0.0%

Income before income taxes	102,231	10.6%	96,529	11.3%
Income taxes	31,837	3.3%	32,513	3.8%

Net income	$70,394	7.3%	$64,016	7.5%

The following table sets forth consolidated statements of income data as a percentage of net revenue for the six months ended December 31 (in thousands):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Net revenue	$1,884,656	100.0%	$1,793,583	100.0%
Cost of sales	1,327,069	70.4%	1,237,918	69.0%

Gross profit	557,587	29.6%	555,665	31.0%

Selling, general & administrative	344,149	18.3%	332,298	18.5%
Unauthorized activities in Japan	4,188	0.2%	5,645	0.4%

Income from operations	209,250	11.1%	217,722	12.1%

Other (expense) income, net	(3,898)	(0.2%)	(1,727)	(0.1%)

Income before income taxes	205,352	10.9%	215,995	12.0%
Income taxes	63,644	3.4%	71,462	4.0%

Net income	$141,708	7.5%	$144,533	8.0%

Net Revenue

We sell our products in five primary markets. Our connectors, interconnecting devices and assemblies are used principally in the telecommunications, infotech, consumer, industrial and automotive markets. Our products are used in a wide range of applications including servers and storage devices, networking products, notebook computers, mobile products such as smartphones and tablets, home entertainment products such as cameras and televisions, gaming systems, automobile infotainment and safety systems, factory automation and diagnostic equipment.

During the second quarter of fiscal 2013 net revenue increased 5.5% and 12.8% compared with the first quarter of fiscal 2013 (sequential quarter) and the second quarter of fiscal 2012 (comparable quarter), respectively, due primarily to increased demand from new product introductions in the telecommunications and infotech markets, partially offset by foreign currency translation and lower demand in the consumer and industrial markets. The increase (decrease) in net revenue from each market during the sequential quarter and the comparable quarter follows:

	Sequential Quarter	Comparable Quarter
Telecommunications	15%	15%
Infotech	11	31
Consumer	(9)	(11)
Industrial	(9)	(4)
Automotive	3	15

Telecommunications market net revenue increased versus both the sequential and comparable quarters primarily due to higher demand related to new product introductions for certain mobile phone products. Net revenue also increased versus the sequential quarter due to increased holiday seasonal demand. The higher net revenue was partially offset by lower demand for networking products.

Infotech market net revenue increased versus both the sequential and comparable quarters primarily due to higher demand related to new product introductions for certain tablet devices and higher demand for notebook computers. Net revenue also increased versus the sequential quarter due to increased holiday seasonal demand and versus the comparable quarter due to relatively high levels of inventory in the distribution channel in the prior year period.

Consumer market net revenue decreased versus the sequential quarter as the first quarter of fiscal 2013 benefitted from pre-holiday production volumes in gaming systems. Consumer market net revenue decreased versus the comparable quarter due to lower demand for home entertainment products and gaming systems.

Industrial market net revenue decreased versus both the sequential and comparable quarters due to lower demand for semiconductor and production equipment from our customers’ decreased production, companies’ reluctance to invest in automation projects or deferral of projects in the current economic environment and relatively high levels of inventory in the distribution channel.

Automotive market net revenue increased versus both the sequential and comparable quarters due to increasing electronic content in automobiles, such as infotainment and safety systems and products to improve fuel efficiency. Automotive market net revenue also increased versus the comparable quarter due to higher automobile production, particularly in North America.

The following table shows the percentage relationship to net revenue of our sales by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Americas	25%	26%	26%	25%
Asia Pacific	64	61	63	62
Europe	11	13	11	13

Total	100%	100%	100%	100%

The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months Ended Dec. 31, 2012	Six Months Ended Dec. 31, 2012
Net revenue for prior year period	$857,598	$1,793,583
Components of net revenue change:
Organic net revenue change	109,512	112,807
Currency translation	(7,851)	(32,950)
Acquisitions	8,476	11,216

Total change in net revenue from prior year period	110,137	91,073

Net revenue for current year period	$967,735	$1,884,656

Organic net revenue change as a percentage of net revenue for prior year period	12.8%	6.3%

Organic net revenue increased during the three and six months ended December 31, 2012 compared with the prior year periods as customer demand for certain mobile phone products and tablet devices improved in the telecommunications and infotech markets. We acquired Affinity Medical Technologies, LLC during the second quarter of fiscal 2013 and completed an asset purchase of Temp-Flex Cable, Inc. during the second quarter of fiscal 2012.

Foreign currency translation decreased net revenue approximately $7.9 million and $33.0 million for the three and six months ended December 31, 2012, respectively, primarily due to a weaker euro and Japanese yen against the U.S. dollar, compared with the prior year periods. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	Local Currency	Currency Translation	Net Change	Local Currency	Currency Translation	Net Change
Americas	$25,560	$111	$25,671	$41,784	$(79)	$41,705
Asia Pacific	98,951	(1,784)	97,167	89,899	(10,025)	79,874
Europe	(4,839)	(6,178)	(11,017)	(7,817)	(22,846)	(30,663)
Corporate & Other	(1,684)	—	(1,684)	157	—	157

Net change	$117,988	$(7,851)	$110,137	$124,023	$(32,950)	$91,073

The change in net revenue on a local currency basis was as follows:

	Three Months Ended Dec. 31, 2012	Six Months Ended Dec. 31, 2012
Americas	11.8%	9.5%
Asia Pacific	18.9	8.1
Europe	(4.3)	(3.3)
Total	13.8%	6.9%

Gross Profit

The following table provides a summary of gross profit and gross margin for the three and six months ended December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Gross profit	$289,170	$262,937	$557,587	$555,665
Gross margin	29.9%	30.7%	29.6%	31.0%

Gross profit increased for the three and six months ended December 31, 2012 compared with the prior year periods despite the lower gross margin due to the higher net revenue in the telecommunications and infotech markets. The lower gross margin compared with the prior year periods was primarily due to higher material costs, changes in the mix of product sales, start-up costs related to new product introductions during the period and price erosion.

A significant portion of our material cost is comprised of copper and gold. We purchased approximately 8.6 million pounds of copper and approximately 47,900 troy ounces of gold during the six months ended December 31, 2012. The following table sets forth the average prices of copper and gold we purchased in the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Copper (price per pound)	$3.60	$3.41	$3.55	$3.78
Gold (price per troy ounce)	1,718.00	1,683.00	1,686.00	1,693.00

Generally, we are able to pass through to our customers only a small portion of changes in the price of copper and gold. However, we mitigate the impact of any significant increases in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges increased cost of sales by $1.5 million and $4.0 million for the three and six months ended December 31, 2012, respectively, and reduced cost of sales by $3.4 million and $6.5 million for the three and six months ended December 31, 2011, respectively.

The effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and six months ended December 31 (in thousands):

	Three Months Ended Dec. 31, 2012	Six Months Ended Dec. 31, 2012
Price erosion	$(23,341)	$(41,425)
Currency translation	(2,566)	(8,234)
Currency transaction	1,136	901

Price erosion measures the reduction in prices of our products year over year, which reduces our gross profit. The largest impact from price erosion is in our Connector segment. A significant portion of price erosion occurred in mobile phone connector products, which are part of the mobile market. We minimize the impact of price erosion through the use of pricing software that provides enhanced visibility to recoverable costs and improved detail of profit margin by product.

The decrease in gross profit due to currency translation during the three and six months ended December 31, 2012 was primarily due to a weaker Japanese yen and euro against the U.S. dollar, compared with the prior year periods.

Certain products we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in foreign currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The increase in gross profit due to currency transactions was nominal as the impact of fluctuations in foreign exchange rates principally offset each other during the three and six months ended December 31, 2012, compared with the prior year periods.

Operating Expenses

Operating expenses were as follows as of December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Selling, general and administrative	$181,028	$163,073	$344,149	$332,298
Unauthorized activities in Japan	1,627	2,723	4,188	5,645

Selling, general and administrative as a percentage of net revenue	18.7%	19.0%	18.3%	18.5%

Selling, general and administrative expenses increased $18.0 million and $11.9 million for the three and six months ended December 31, 2012, respectively, compared with the prior year periods, but decreased as a percentage of net revenue. The increase in selling, general and administrative expenses was primarily due to the increase in net revenue and investments in research and development to support new product introductions. We also increased investments in business development to drive future growth. Selling, general and administrative expenses for the six months ended December 31, 2012 were reduced by $9.9 million due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. The impact of foreign currency translation decreased selling, general and administrative expenses approximately $5.9 million and $1.7 million for the three and six months ended December 31, 2012, compared with the prior year periods.

Research and development expenditures, which are classified as selling, general and administrative expenses, were approximately $47.9 million, or 4.9% of net revenue and $94.2 million, or 5.0% of net revenue, for the three and six months ended December 31, 2012, compared with $44.8 million, or 5.2% of net revenue and $88.7 million, or 4.9% of net revenue, for the comparable prior year periods.

Unauthorized activities in Japan for the three and six months ended December 31, 2012 represent investigative and legal fees. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Other (Expense) Income

Other (expense) income consists primarily of net interest expense, investment income and currency exchange gains or losses. We recorded net expense of $4.3 million and $3.9 million for the three and six months ended December 31, 2012, respectively, compared with net expense of $0.6 million and $1.7 million for the three and six months ended December 31, 2011, respectively. Fluctuations in other (expense) income are primarily due to changes in foreign currency gains and losses as net interest expense and investment income principally offset.

Effective Tax Rate

The effective tax rate was 31.1% for the three months ended December 31, 2012. During the three months ended December 31, 2012, we recorded income tax expense of $31.8 million. The effective tax rate for the six months ended December 31, 2012 was 31.0%.

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

Backlog

Our order backlog on December 31, 2012 was approximately $404.0 million compared with order backlog of $445.3 million at September 30, 2012 and $346.3 million at December 31, 2011. Orders for the three months ended December 31, 2012 were $919.7 million compared with $943.9 million and $815.3 million for the three months ended September 30, 2012 and December 31, 2011, respectively. Orders for the three months ended December 31, 2012 decreased $24.2 million over the sequential quarter and fell short of net revenue during the period as customer demand weakened. Orders for the three months ended December 31, 2012 improved compared with the prior year period due primarily to new product introductions in the telecommunications and infotech markets.

Segments

The following table sets forth information on net revenue by segment as of the three months ended December 31 (in thousands):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Connector	$714,712	73.9%	$602,885	70.3%
Custom & Electrical	252,913	26.1	254,713	29.7
Corporate & Other	110	—	—	—

Total	$967,735	100.0%	$857,598	100.0%

The following table sets forth information on net revenue by segment as of the six months ended December 31 (in thousands):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Connector	$1,371,286	72.8%	$1,281,665	71.5%
Custom & Electrical	512,697	27.2	511,507	28.5
Corporate & Other	673	—	411	—

Total	$1,884,656	100.0%	$1,793,583	100.0%

Connector

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended Dec. 31, 2012	Six Months Ended Dec. 31, 2012
Net revenue for prior year period	$602,885	$1,281,665
Components of net revenue change:
Organic net revenue change	117,825	110,666
Currency translation	(5,998)	(21,045)

Total change in net revenue from prior year period	111,827	89,621

Net revenue for current year period	$714,712	$1,371,286

Organic net revenue change as a percentage of net revenue for prior year period	19.5%	8.6%

The Connector segment sells primarily to the telecommunications, infotech, consumer and automotive markets. Organic net revenue and segment net revenue increased during the three and six months ended December 31, 2012 compared with the prior year periods as increased demand for new product introductions in the telecommunications and infotech markets offset lower demand in the consumer market. The increase in organic net revenue was partially offset by price erosion, which is generally higher in the Connector segment compared with our Custom & Electrical segment. Foreign currency translation decreased net revenue by $6.0 million and $21.0 million for the three and six months ended December 31, 2012, respectively, primarily due to a weaker euro and Japanese yen against the U.S dollar.

The following table provides information on income from operations and operating margins for the Connector segment for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Income from operations	$116,876	$77,351	$212,132	$183,613
Operating margin	16.4%	12.8%	15.5%	14.3%

Connector segment income from operations and operating margin increased for the three and six months ended December 31, 2012 compared with the prior year periods primarily due to higher net revenue and higher absorption from increased production. Selling, general and administrative expenses for the six months ended December 31, 2012 were reduced by $9.9 million due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011.

Custom & Electrical

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended Dec. 31, 2012	Six Months Ended Dec. 31, 2012
Net revenue for prior year period	$254,713	$511,507
Components of net revenue change:
Organic net revenue change	(8,418)	1,895
Currency translation	(1,858)	(11,921)
Acquisitions	8,476	11,216

Total change in net revenue from prior year period	(1,800)	1,190

Net revenue for current year period	$252,913	$512,697

Organic net revenue change as a percentage of net revenue for prior year period	(3.3)%	0.4%

The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment organic net revenue decreased for the three months ended December 31, 2012 compared with the prior year periods primarily due to lower customer demand in the industrial market and lower customer demand for networking devices in the infotech market. Segment organic net revenue increased slightly for the six months ended December 31, 2012 as higher net revenue earlier in the period was partially offset by weakening demand in the industrial market and lower demand for networking devices in the telecommunications market. Foreign currency translation decreased net revenue $1.9 million and $11.9 million for the three and six months ended December 31, 2012, respectively, primarily due to a weaker euro against the U.S. dollar compared with the prior year periods. We acquired Affinity Medical Technologies, LLC during the second quarter of fiscal 2013 and completed an asset purchase of Temp-Flex Cable, Inc. during the second quarter of fiscal 2012.

The following table provides information on income from operations and operating margin for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Income from operations	$31,812	$47,597	$72,672	$89,505
Operating margin	12.6%	18.7%	14.2%	17.5%

Custom & Electrical income from operations and operating margin decreased for the three and six months ended December 31, 2012 compared with the prior year periods primarily due to lower net revenue and lower gross margin caused by an unfavorable mix of product sales and lower absorption of fixed costs from lower demand.

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

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $716.8 million and $652.2 million at December 31, 2012 and June 30, 2012, respectively. Cash, cash equivalents and marketable securities as of December 31, 2012 included $686.6 million held in non-U.S. accounts, including $223.0 million in countries where we may experience administrative delays in withdrawing and transferring cash to U.S. accounts. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in property, plant, equipment and acquisitions.

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At December 31, 2012, the balance of the overdraft loans, which require full repayment by the end of the term if not renewed, approximated $105.6 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of December 31, 2012, we were in compliance with these covenants.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, amended in January 2010, September 2010, March 2011 and December 2012, that was initially scheduled to mature in June 2012 (the U.S. Credit Facility). In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. The U.S. Credit Facility requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of December 31, 2012, we were in compliance with these covenants.

Total debt, including obligations under capital leases, totaled $345.9 million and $255.0 million at December 31, 2012 and June 30, 2012, respectively. We had available lines of credit totaling $366.1 million at December 31, 2012, including $270.0 million available on the U.S. Credit Facility. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Cash Flows

Cash and cash equivalents increased $67.6 million during the six months ended December 31, 2012. Our primary source of cash was operating cash flows of $254.6 million, the majority of which is generated outside the United States. We used cash during the period to fund capital expenditures of $148.0 million and pay dividends of $116.7 million. The translation of our cash to U.S. dollars increased our cash and cash equivalents by $14.6 million compared with the balance as of June 30, 2012.

Below is a table setting forth the key lines of our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended December 31,
	2012	2011
Cash provided from operating activities	$254,577	$291,513
Cash used for investing activities	(187,045)	(115,087)
Cash used for financing activities	(14,548)	(92,319)
Effect of exchange rate changes on cash	14,646	(9,370)

Net increase in cash and cash equivalents	$67,630	$74,737

Operating Activities

Cash provided from operating activities decreased by $36.9 million from the prior year period. Working capital needs increased $48.4 million in the current year period compared with the prior year period as higher inventory levels and lower accounts payable balances were partially offset by lower accounts receivable balances. Working capital is defined as current assets minus current liabilities.

Investing Activities

Cash used for investing activities increased by $72.0 million from the prior year period due to a $53.0 million increase in capital expenditures and a $31.3 million increase in acquisitions during the six months ended December 31, 2012, partially offset by $9.9 million of property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. Capital expenditures were $148.0 million for the six months ended December 31, 2012, compared with $95.1 million in the prior year period. Capital expenditures increased primarily due to investments related to new product introductions.

Financing Activities

Cash used for financing activities decreased $77.8 million during the six months ended December 31, 2012, compared with the prior year period primarily due to a reduction in net payments on debt partially offset by an increase in dividends paid during the period.

Our quarterly cash dividend was $0.22 per share in fiscal 2013, an increase of 10.0% from the previous cash dividend of $0.20 per share in the prior fiscal year. In addition, we accelerated our regular third quarter cash dividend from January 2013 to December 2012. The accelerated dividend was paid on December 21, 2012 to stockholders of record as of November 30, 2012.

We issued senior notes totaling $150.0 million in August 2011. Proceeds were used to pay down a portion of the U.S. Credit Facility. Net borrowings on the revolving U.S. Credit Facility were $80.0 million for the six months ended December 31, 2012, compared with $145.0 million for the six months ended December 31, 2011.

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

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended June 30, 2012. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and other postretirement benefits obligations and debt. Since June 30, 2012, there have been no material changes in our contractual obligations and commercial commitments arising outside of the ordinary course of business. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, global economic conditions, success of customers, cost of raw materials, value of inventory, availability of credit, foreign currency exchange rates, labor costs, protection of intellectual property, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development introduction and sales, regulatory changes, income tax fluctuations, competitive strengths, natural disasters, unauthorized access to data, government investigations and outcomes of legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, the development of natural hedges and the use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at December 31, 2012 and June 30, 2012.

We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 10 of the Notes to Condensed Consolidated Financial Statements for discussion of derivative instruments in use at December 31, 2012 and June 30, 2012.

The translation of the financial statements of non-U.S. operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations were impacted by the translation of our international financial statements into U.S. dollars resulting in decreased net revenue of $33.0 million and decreased income from operations of $2.4 million for the six months ended December 31, 2012, compared with the prior year period.

Our $11.7 million of marketable securities at December 31, 2012 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, overdraft loans, five-year unsecured U.S. Credit Facility and syndicated term loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $80.0 million outstanding on our $350.0 million U.S. Credit Facility with an interest rate of approximately 1.71% at December 31, 2012. We had $105.6 million outstanding on our overdraft loans at December 31, 2012 with fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points.

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

Internal Control Over Financial Reporting

During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 12 of the Notes to Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share purchases of Molex Common and/or Class A Common Stock for the quarter ended December 31, 2012 were as follows (in thousands, except price per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
October 1 – October 31
Common Stock	—	$—	—
Class A Common Stock	171	$21.40	—
November 1 – November 30
Common Stock	—	$—	—
Class A Common Stock	1	$21.90	—
December 1 – December 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—

Total	172	$21.40	—

The shares purchased represent exercises of employee stock options.

Item 4.	Mine Safety Disclosures—Not Applicable

Item 6.	Exhibits

Number	Description

10.1	Amendment No. 4 to Credit Agreement dated June 28, 2011 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer

31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer

32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date: January 24, 2013

/S/ DAVID D. JOHNSON
David D. Johnson Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)