Form 10-Q
period 2013-03-31
MOLEX INC
filed 2013-04-25
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On April 18, 2013, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	82,043,788
Class B Common Stock	94,255

Molex Incorporated

PART I

Item 1.    Financial Statements

Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$702,786	$637,417
Marketable securities	10,145	14,830
Accounts receivable, less allowances of $38,530 and $37,876, respectively	657,447	751,279
Inventories	544,633	531,825
Income taxes receivable	18,628	—
Deferred income taxes	38,601	110,789
Other current assets	30,015	33,098
Total current assets	2,002,255	2,079,238
Property, plant and equipment, net	1,135,637	1,150,549
Goodwill	191,551	160,986
Non-current deferred income taxes	49,095	50,038
Other assets	183,288	170,692
Total assets	$3,561,826	$3,611,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of short-term borrowings and long-term debt	$88,725	$104,933
Accounts payable	301,536	355,491
Accrued expenses:
Accrued liability for unauthorized activities in Japan	—	184,177
Income taxes payable	—	35,360
Other	225,592	212,035
Total current liabilities	615,853	891,996
Other non-current liabilities	17,381	18,174
Accrued pension and other postretirement benefits	92,020	115,176
Long-term debt	315,000	150,032
Total liabilities	1,040,254	1,175,378
Commitments and contingencies
Stockholders’ equity:
Common stock	11,434	11,361
Paid-in capital	742,008	711,394
Retained earnings	2,609,443	2,539,931
Treasury stock	(1,119,249)	(1,112,956)
Accumulated other comprehensive income	277,936	286,395
Total stockholders’ equity	2,521,572	2,436,125
Total liabilities and stockholders’ equity	$3,561,826	$3,611,503
See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net revenue	$852,858	$837,080	$2,737,514	$2,630,663
Cost of sales	604,326	581,904	1,931,395	1,819,822
Gross profit	248,532	255,176	806,119	810,841
Selling, general and administrative	167,384	163,853	511,533	496,151
Unauthorized activities in Japan	21,210	2,521	25,398	8,166
Total operating expenses	188,594	166,374	536,931	504,317
Income from operations	59,938	88,802	269,188	306,524
Interest (expense) income, net	(1,582)	(1,212)	(3,525)	(4,697)
Other income (expense)	265	1,561	(1,690)	3,319
Total other (expense) income, net	(1,317)	349	(5,215)	(1,378)
Income before income taxes	58,621	89,151	263,973	305,146
Income taxes	13,854	24,268	77,498	95,730
Net income	$44,767	$64,883	$186,475	$209,416
Earnings per share:
Basic	$0.25	$0.37	$1.05	$1.19
Diluted	$0.25	$0.36	$1.04	$1.18
Dividends declared per share	$0.2200	$0.2000	$0.6600	$0.6000
Average common shares outstanding:
Basic	177,527	176,164	177,102	175,830
Diluted	179,652	178,134	179,031	177,152
See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$44,767	$64,883	$186,475	$209,416
Foreign currency translation adjustments	(37,220)	18,577	(15,510)	(46,982)
Postretirement medical benefits, net of tax	(2,565)	—	6,380	—
Unrealized (loss) gain on derivative instruments, net of tax	(710)	1,339	707	(1,642)
Unrealized investment gain (loss), net of tax	543	88	(36)	(2,263)
Other comprehensive (loss) income	(39,952)	20,004	(8,459)	(50,887)
Total comprehensive income	$4,815	$84,887	$178,016	$158,529
See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$186,475	$209,416
Add non-cash items included in net income:
Depreciation and amortization	176,445	179,664
Share-based compensation	22,045	17,248
Other non-cash items	1,356	8,914
Changes in assets and liabilities:
Accounts receivable	80,152	71,833
Inventories	(23,751)	(20,896)
Accounts payable	(41,703)	(38,382)
Other current assets and liabilities	21,633	(4,747)
Unauthorized activities in Japan	(165,813)	—
Other assets and liabilities	(22,349)	7,328
Cash provided from operating activities	234,490	430,378
Investing activities:
Capital expenditures	(203,985)	(149,427)
Acquisitions	(55,299)	(24,000)
Proceeds from sales of property, plant and equipment	15,189	3,373
Proceeds from sales or maturities of marketable securities	12,722	8,348
Purchases of marketable securities	(7,959)	(8,881)
Insurance proceeds and other investing activities	9,962	11,000
Cash used for investing activities	(229,370)	(159,587)
Financing activities:
Proceeds from revolving credit facility, short-term loans and debt	441,401	75,000
Payments on revolving credit facility, short-term loans and debt	(277,434)	(308,615)
Net proceeds from issuance of long-term debt	—	149,521
Cash dividends paid	(116,706)	(105,375)
Exercise of stock options	9,894	6,867
Other financing activities	(3,233)	(3,199)
Cash provided by (used for) financing activities	53,922	(185,801)
Effect of exchange rate changes on cash	6,327	(8,780)
Net increase in cash and cash equivalents	65,369	76,210
Cash and cash equivalents, beginning of period	637,417	532,599
Cash and cash equivalents, end of period	$702,786	$608,809
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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily an indication of the results that may be expected for the year ending June 30, 2013. The Condensed Consolidated Balance Sheet as of June 30, 2012 was derived from our audited consolidated financial statements for the year ended June 30, 2012. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012.

The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and other post retirement benefits, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates.

Material subsequent events are evaluated and disclosed through the report issuance date.

2. Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, we investigated unauthorized activities at Molex Japan Co., Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities. As reported in Note 12, the litigation settled on February 15, 2013. Pursuant to the settlement, Molex paid Mizuho Bank (Mizuho) ¥17.0 billion ($182.8 million) and Mizuho agreed to dismiss the district court proceedings, release restrictions held since 2010 on Molex cash accounts of approximately $4.5 million and release Molex from any future claims relating to the unauthorized loans and provisional attachments.

As of the settlement date, the accrued liability for these unauthorized activities was $158.1 million, including $7.7 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income, net of tax. We recognized a net loss of $21.2 million ($13.5 million after-tax) during the third quarter of fiscal 2013, representing amounts related to the settlement not previously accrued and recognition of investment assets worth approximately $4.2 million related to the unauthorized activities.

Unauthorized activities in Japan for the three and nine months ended March 31, 2013 represent the net loss on the settlement and investigative and legal fees.

3. Acquisitions

During the second quarter of fiscal 2013, we acquired Affinity Medical Technologies, LLC, a medical electronics company, for $55.3 million, net of cash acquired, and have recorded goodwill of $31.6 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.

During the second quarter of fiscal 2012, we completed an asset purchase of Temp-Flex Cable, Inc., a specialty wire and cable company, for $24.0 million and have recorded goodwill of $12.3 million. The purchase price allocation for this acquisition is complete.

4. Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$44,767	$64,883	$186,475	$209,416
Basic average common shares outstanding	177,527	176,164	177,102	175,830
Effect of dilutive stock options	2,125	1,970	1,929	1,322
Diluted weighted average common shares outstanding	179,652	178,134	179,031	177,152
Earnings per share:
Basic	$0.25	$0.37	$1.05	$1.19
Diluted	$0.25	$0.36	$1.04	$1.18

Excluded from the computations above were anti-dilutive shares of 3.6 million and 3.2 million for the three and nine months ended March 31, 2013, respectively, compared with 2.4 million and 5.2 million for the same prior year periods.

5. Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$84,617	$84,536
Work in process	160,646	145,610
Finished goods	299,370	301,679
Total inventories	$544,633	$531,825

6. Pensions and Other Postretirement Benefits

The components of pension benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$1,627	$1,381	$4,881	$4,143
Interest cost	2,060	2,123	6,180	6,369
Expected return on plan assets	(2,272)	(2,166)	(6,816)	(6,498)
Amortization of prior service cost	65	65	195	195
Recognized actuarial losses	681	290	2,043	870
Amortization of transition obligation	10	10	30	30
Other income	(59)	—	(177)	—
Benefit cost	$2,112	$1,703	$6,336	$5,109

The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$39	$274	$397	$822
Interest cost	140	586	822	1,758
Amortization of prior service cost	(2,572)	(516)	(3,604)	(1,548)
Recognized actuarial (gains) losses	(65)	82	(423)	246
Benefit cost	$(2,458)	$426	$(2,808)	$1,278

Effective December 31, 2012, we amended a postretirement medical benefits plan in the United States to cap subsidies provided to plan participants retiring after January 31, 2013. We remeasured the postretirement medical benefits liability, resulting in a $14.0 million reduction in the liability with the offset to other comprehensive income, net of tax. The benefit of the remeasured liability will be recognized over a 27 month period, which is the average time until the remaining active participants in the plan are retirement eligible.

7. Debt

Total debt consisted of the following (in thousands):

	Average Interest Rate	Calendar Year Maturity	March 31, 2013	June 30, 2012
Long-term debt:
Private Placement	3.59%	2016 – 2021	$150,000	$150,000
U.S. Credit Facility	1.70%	2016	165,000	—
Unsecured bonds and term loans	N/A	2013	—	37,556
Other debt	Varies	2013 – 2014	617	1,091
Total long-term debt			315,617	188,647
Less current portion of long-term debt:
Unsecured bonds and term loans	N/A		—	37,556
Other debt	Varies		617	1,059
Long-term debt, less current portion			315,000	150,032
Short-term borrowings:
Overdraft loans	0.68%	2013	84,655	62,645
Other short-term borrowings	Varies		3,453	3,673
Total short-term borrowings			88,108	66,318
Total debt			$403,725	$254,965

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At March 31, 2013, the outstanding balances of the overdraft loans, which require full repayment by the end of the terms if not renewed, approximated $84.7 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of March 31, 2013, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with an interest rate equivalent to six month Tokyo Interbank Offered Rate plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. The loan matured and was repaid during the three months ended March 31, 2013.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States (the U.S. Credit Facility), amended in January 2010, September 2010, March 2011 and December 2012, that was initially scheduled to mature in June 2012. In connection with the September 2010 amendment, we increased the credit line on the U.S. Credit Facility to $270.0 million. In March 2011, we further amended the U.S. Credit Facility to increase the credit line to $350.0 million and extend the term to March 2016. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London Interbank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 150 basis points as of March 31, 2013. The agreement governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of March 31, 2013, we were in compliance with these covenants and had outstanding borrowings of $165.0 million.

Principal payments on long-term debt obligations are due as follows as of March 31, 2013 (in thousands):

Year one	$617
Year two	—
Year three	165,000
Year four	50,000
Year five	—
Thereafter	100,000
Total long-term debt obligations	$315,617

We had available lines of credit totaling $290.1 million at March 31, 2013, including $185.0 million available on the U.S. Credit Facility. The lines of credit expire between 2013 and 2016.

8. Income Taxes

The effective tax rate was 23.6% for the three months ended March 31, 2013, reflecting the mix of earnings in tax jurisdictions with tax rates less than the U.S. federal tax rate of 35.0% and a larger impact of discrete benefits for the quarter. During the three months ended March 31, 2013, we recorded income tax expense of $13.9 million which was net of a $3.1 million benefit predominantly from the retroactive reinstatement of the U.S. research and development credit by the American Taxpayer Relief Act of 2012. Excluding the impact of the settlement of unauthorized activities in Japan, the effective tax rate was 26.6% for the three months ended March 31, 2013. The effective tax rate for the nine months ended March 31, 2013 was 29.4%.

The effective tax rate was 27.2% for the three months ended March 31, 2012. During the three months ended March 31, 2012, we recorded a one-time charge of $1.6 million for the cumulative effect of a reduction in future tax benefits from deferred tax assets in Shanghai due to a decrease in the Shanghai corporate tax rate. We also recorded a one-time benefit of $4.6 million from releasing valuation allowances no longer required on net operating losses recorded in certain foreign jurisdictions. The effective tax rate for the nine months ended March 31, 2012 was 31.4%.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. The examinations of U.S. federal income tax returns for 2007, 2008 and 2009 were completed during fiscal 2012. The tax years 2010 through 2012 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of March 31, 2013, there were no material interest or penalty amounts to accrue.

9. Fair Value Measurements

The following table summarizes our financial assets and liabilities as of March 31, 2013, which are measured at fair value on a recurring basis (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale and trading securities	$26,000	$26,000	$—	$—
Derivative financial instruments, net	2,256	—	2,256	—

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

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other (expense) income. The notional amounts of the forward contracts were $269.9 million and $223.3 million at March 31, 2013 and June 30, 2012, respectively, with corresponding fair values of a $0.2 million asset at March 31, 2013 and a $2.6 million asset at June 30, 2012.

Cash Flow Hedges

During the third quarter of fiscal 2013, we expanded our hedge program to include foreign currency forward contracts to hedge a portion of our cash flow exposure to fluctuations in the Chinese renminbi versus the U.S. dollar. These derivative instruments are designated as cash flow hedges and target up to 70% of our projected U.S. dollar denominated third party sales from a subsidiary based in China. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income (AOCI) and reclassified to cost of sales during the period the third party sales occur. The notional amount of the forward contracts was $15.0 million at March 31, 2013, with an immaterial corresponding fair value at March 31, 2013. These forward contracts have maturities of 12 months or less.

We use derivatives in the form of call options to hedge the variability of gold and copper prices. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of AOCI and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $2.1 million and $4.4 million at March 31, 2013 and June 30, 2012, respectively. These call options have maturities of 12 months or less.

For the three and nine months ended March 31, 2013 and 2012, the impact to AOCI and earnings from cash flow hedges before taxes follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Unrealized gain (loss) recognized in AOCI	$361	1,560	$6,539	(9,504)
Realized (loss) gain reclassified into earnings	(1,468)	500	(5,509)	6,978

At March 31, 2013, $3.5 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

11. New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU updates accounting guidance related to foreign currency matters and resolves the diversity in practice about what guidance applies to the release of cumulative translation adjustment into net income. The new guidance is effective for us beginning July 1, 2013, with early adoption permitted. The new guidance is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new guidance is effective for us beginning July 1, 2013. The new guidance is not expected to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). The guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted ASU 2011-05 in the first quarter of fiscal 2013 and present a separate statement of comprehensive income.

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

Employment and Benefits Litigation

In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24.0 million ($30.7 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer.

Molex filed its briefs in reply on January 6, 2012 arguing the plaintiff’s claims be dismissed. In the reply briefs, Molex argued it was not the co-employer of the plaintiffs and the court should find that it lacks jurisdiction over Molex to hear the dispute. In the alternative, Molex argued there was no breach of the information consultation process with the employees and their representatives, the dismissals were valid and based on economic grounds, MAS complied with its redeployment obligations and requested that the court dismiss the claims for damages. Molex also argued if the court were to award compensation, then any judgment against Molex be several but not jointly with MAS and the amount awarded to plaintiffs not exceed six months’ salary, approximately €2.0 million ($2.6 million).

On February 24, 2012, the five employees who fall within the executive section submitted a reply brief and requested a postponement of the March 5, 2012 court date. The court granted the request and rescheduled separate court dates for each plaintiff. On June 25, 2012, one plaintiff withdrew his claims against Molex. On March 7, 2013, the Toulouse Labor Court heard arguments regarding whether it has jurisdiction over Molex with respect to three of the executive section plaintiffs and has set June 17, 2013 to issue its decision. On April 3, 2013, the Toulouse Appellate Court heard arguments as to whether the Toulouse Labor Court has jurisdiction over Molex with respect to the remaining executive section plaintiff and is expected to issue its decision on May 16, 2013.

On February 7, 2013, the Toulouse Appellate Court affirmed the Toulouse Labor Court ruling that it has jurisdiction over Molex with respect to the 190 employees who fall within the industry section. Molex intends to appeal this decision to the French Supreme Court (Court of Cassation).

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

We intend to vigorously contest the attempt by the former employees to seek additional compensation from Molex and the liquidator’s attempt to hold Molex responsible for the liabilities of MAS.

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

On August 31, 2010, Mizuho Bank (Mizuho), which held the unauthorized loans, filed a complaint in Tokyo District Court requesting the court find Molex Japan liable for payment of the outstanding unauthorized loans and to enter a judgment for such payment. In November 2012, court-supervised settlement discussions commenced and on February 15, 2013, the parties settled the litigation. The principle balance of the unauthorized loans was ¥15.0 billion ($158.1 million) and the contingent liability for other loan-related expenses, interest expenses and delay damages was approximately ¥6.0 billion ($64.2 million) as of the settlement date. Pursuant to the settlement agreement, Molex agreed to pay Mizuho ¥17.0 billion ($182.8 million) and Mizuho agreed to dismiss the district court proceedings, release restrictions held since 2010 on Molex cash accounts of approximately $4.5 million and release Molex from any future claims related to the unauthorized loans and provisional attachments. See Note 2 for accounting treatment of the settlement.

As we reported on April 29, 2011, the Securities and Exchange Commission (SEC) informed us they issued a formal order of private investigation in connection with the unauthorized activities in Japan. We are fully cooperating with the SEC’s investigation.

13. Segments and Related Information

We have two global reportable segments: Connector and Custom & Electrical. The reportable segments represent an aggregation of three operating segments.

•
The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications for the telecommunications, infotech and mobile devices markets as well as fine-pitch, low-profile connectors for the consumer market. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•
The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Information by segment is summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
For the three months ended:
March 31, 2013:
Revenues from external customers	$600,150	$252,459	$249	$852,858
Income (loss) from operations	81,478	30,724	(52,264)	59,938
Depreciation & amortization	47,775	7,796	3,472	59,043
Capital expenditures	43,144	10,313	2,487	55,944

March 31, 2012:
Revenues from external customers	$583,364	$253,629	$87	$837,080
Income (loss) from operations	76,268	39,741	(27,207)	88,802
Depreciation & amortization	47,838	6,696	3,955	58,489
Capital expenditures	43,638	4,876	5,858	54,372

For the nine months ended:
March 31, 2013:
Revenues from external customers	$1,971,436	$765,156	$922	$2,737,514
Income (loss) from operations	293,610	103,396	(127,818)	269,188
Depreciation & amortization	142,140	22,565	11,740	176,445
Capital expenditures	158,321	32,859	12,805	203,985

March 31, 2012:
Revenues from external customers	$1,865,029	$765,136	$498	$2,630,663
Income (loss) from operations	259,882	129,245	(82,603)	306,524
Depreciation & amortization	147,247	20,575	11,842	179,664
Capital expenditures	122,013	16,025	11,389	149,427

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular segment. For the three and nine months ended March 31, 2013, operating results for Corporate & Other include a net loss of $21.2 million and $25.4 million, respectively, related to the settlement of unauthorized activities in Japan and investigative and legal fees.

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
March 31, 2013	$1,745,528	$497,575	$94,614	$2,337,717
June 30, 2012	1,846,636	479,318	107,699	2,433,653

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	March 31, 2013	June 30, 2012
Segment assets	$2,337,717	$2,433,653
Other current assets	800,175	796,134
Other non-current assets	423,934	381,716
Consolidated total assets	$3,561,826	$3,611,503

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

•
The Connector segment designs and manufactures products for high-speed, high-density, high signal-integrity applications for the telecommunications, infotech and mobile devices markets as well as fine-pitch, low-profile connectors for the consumer market. It also designs and manufactures products that withstand environments such as heat, cold, dust, dirt, liquid and vibration for automotive and other transportation applications.

•
The Custom & Electrical segment designs and manufactures integrated and customizable electronic components across all industries that provide original, differentiated solutions to customer requirements. It also leverages expertise in the use of signal, power and interface technology in industrial automation and other harsh environment applications.

Net revenue increased 1.9% and 4.1% during the three and nine months ended March 31, 2013, respectively, compared with the prior year periods primarily due to an increase in customer demand in the mobile devices and automotive markets, partially offset by lower demand in the consumer market. During the nine months ended March 31, 2013, increased customer demand in the mobile devices market resulted in sales to a consumer electronics company, directly and indirectly, that exceeded 10% of net revenue. Due to decreased demand from this customer in the third quarter, no single customer exceeded 10% of net revenue during the three months ended March 31, 2013. Gross margin decreased during the three and nine months ended March 31, 2013 compared with the prior year periods primarily due to changes in the mix of product sales and start-up costs related to new product introductions. Selling, general and administrative expenses were higher during the three and nine months ended March 31, 2013 compared with the prior year periods to support the increase in net revenue and investments in research and development related to new product introductions. Selling, general and administrative expenses decreased as a percentage of net revenue during the nine months ended March 31, 2013 compared with the prior year period. Despite higher net revenue, income from operations decreased during the three and nine months ended March 31, 2013 compared with the prior year periods primarily due to the settlement of litigation related to unauthorized activities in Japan in the third quarter of fiscal 2013.

Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, we investigated unauthorized activities at Molex Japan Co., Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities.

On August 31, 2010, Mizuho Bank (Mizuho), which held the unauthorized loans, filed a complaint in Tokyo District Court requesting the court find Molex Japan liable for payment of the outstanding unauthorized loans and to enter a judgment for such payment. In November 2012, court-supervised settlement discussions commenced and on February 15, 2013, the parties settled the litigation. Pursuant to the settlement agreement, Molex agreed to pay Mizuho ¥17.0 billion ($182.8 million) and Mizuho agreed to dismiss the district court proceedings, release restrictions held since 2010 on Molex cash accounts of approximately $4.5 million and release Molex from any future claims related to the unauthorized loans and provisional attachments. For a complete discussion of legal proceedings, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

As of the settlement date, the accrued liability for these unauthorized activities was $158.1 million, including $7.7 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income, net of tax. In addition, the contingent liability for other loan-related expenses, interest expenses and delay damages was approximately $64.2 million as of the settlement date. We recognized a net loss of $21.2 million ($13.5 million after-tax) during the third quarter of fiscal 2013, representing amounts related to the settlement not previously accrued and recognition of investment assets worth approximately $4.2 million related to the unauthorized activities. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Unauthorized activities in Japan for the three and nine months ended March 31, 2013 represent the net loss on the settlement and investigative and legal fees.

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

Results of Operations

The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended March 31 (in thousands):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Net revenue	$852,858	100.0%	$837,080	100.0%
Cost of sales	604,326	70.9%	581,904	69.5%
Gross profit	248,532	29.1%	255,176	30.5%
Selling, general & administrative	167,384	19.6%	163,853	19.6%
Unauthorized activities in Japan	21,210	2.5%	2,521	0.3%
Income from operations	59,938	7.0%	88,802	10.6%
Other (expense) income, net	(1,317)	(0.1%)	349	0.1%
Income before income taxes	58,621	6.9%	89,151	10.7%
Income taxes	13,854	1.7%	24,268	2.9%
Net income	$44,767	5.2%	$64,883	7.8%

The following table sets forth consolidated statements of income data as a percentage of net revenue for the nine months ended March 31 (in thousands):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Net revenue	$2,737,514	100.0%	$2,630,663	100.0%
Cost of sales	1,931,395	70.6%	1,819,822	69.2%
Gross profit	806,119	29.4%	810,841	30.8%
Selling, general & administrative	511,533	18.7%	496,151	18.9%
Unauthorized activities in Japan	25,398	0.9%	8,166	0.2%
Income from operations	269,188	9.8%	306,524	11.7%
Other (expense) income, net	(5,215)	(0.2%)	(1,378)	(0.1%)
Income before income taxes	263,973	9.6%	305,146	11.6%
Income taxes	77,498	2.8%	95,730	3.6%
Net income	$186,475	6.8%	$209,416	8.0%

Net Revenue

Our products are used in a wide range of applications including: servers and storage devices; networking products; mobile products such as mobile phones, tablets and notebook computers; home entertainment products such as televisions and gaming systems; automobile infotainment and safety systems; and factory automation and diagnostic equipment. Our connector business in mobile products has expanded over the past several years and now represents a significant portion of our net revenue. In the third quarter of fiscal 2013, we introduced a new primary market called mobile devices to segregate these mobile products. Previously, mobile phones were included in the telecommunications market while tablets and notebook computers were included in the infotech market. We now report our net revenue in six primary markets: telecommunications, infotech, mobile devices, consumer, industrial and automotive. Net revenue for the telecommunications and infotech markets has been revised to provide accurate comparisons with prior periods.

During the third quarter of fiscal 2013, net revenue decreased 11.9% compared with the second quarter of fiscal 2013 (sequential quarter) primarily due to larger than expected declines in the consumer market and reduced demand for new products introduced earlier in fiscal 2013 in the mobile devices market. Net revenue increased 1.9% compared with the third quarter of fiscal 2012 (comparable quarter), primarily due to increased demand from the new programs in the mobile devices market and continued growth in the automotive market, partially offset by foreign currency translation and lower demand in the consumer and industrial markets. The increase (decrease) in net revenue from each market during the sequential quarter and the comparable quarter follows:

	Sequential Quarter	Comparable Quarter
Telecommunications	(7)%	(9)%
Infotech	(6)	(10)
Mobile devices	(37)	35
Consumer	(17)	(19)
Industrial	6	(5)
Automotive	10	13

Telecommunications market net revenue decreased versus both the sequential and comparable quarters primarily due to lower demand for networking products.

Infotech market net revenue decreased versus the sequential quarter primarily due to lower customer demand for desktop computers. Net revenue decreased versus the comparable quarter due to relatively high levels of inventory in the distribution channel in the prior year period and lower customer demand for desktop computers.

Mobile devices market net revenue decreased versus the sequential quarter primarily due to a larger than expected decline in demand for new programs introduced earlier in fiscal 2013 for certain mobile phones and tablets and unfavorable foreign currency translation. Net revenue increased versus the comparable quarter due to new programs for certain mobile phones and tablets introduced during the first quarter of fiscal 2013.

Consumer market net revenue decreased versus both the sequential and comparable quarters due to lower customer demand, primarily for televisions, cameras, gaming systems and home appliances, and unfavorable foreign currency translation. Consumer net revenue also decreased versus the sequential quarter due to the seasonality of customer production.

Industrial market net revenue increased versus the sequential quarter due to improved customer demand for transportation production equipment. Industrial market net revenue decreased versus the comparable quarter due to lower demand for production equipment from our customers’ decreased production, companies’ reluctance to invest in automation projects or deferral of projects and relatively high levels of inventory in the distribution channel.

Automotive market net revenue increased versus both the sequential and comparable quarters due to increasing electronic content in automobiles, such as infotainment and safety systems and products to improve fuel efficiency, and due to higher automobile production, particularly in North America.

The following table shows the percentage relationship to net revenue of our sales by geographic region:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Americas	31%	28%	27%	25%
Asia Pacific	55	57	61	61
Europe	14	15	12	14
Total	100%	100%	100%	100%

The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2013
Net revenue for prior year period	$837,080	$2,630,663
Components of net revenue change:
Organic net revenue change	15,612	128,419
Currency translation	(9,517)	(42,467)
Acquisitions	9,683	20,899
Total change in net revenue from prior year period	15,778	106,851
Net revenue for current year period	$852,858	$2,737,514
Organic net revenue change as a percentage of net revenue for prior year period	1.9%	4.9%

Organic net revenue increased during the three and nine months ended March 31, 2013 compared with the prior year periods primarily due to increased customer demand for certain mobile phones and tablets in the mobile devices market and continued growth in the automotive market. We acquired Affinity Medical Technologies, LLC during the second quarter of fiscal 2013 and completed an asset purchase of Temp-Flex Cable, Inc. during the second quarter of fiscal 2012.

Foreign currency translation decreased net revenue approximately $9.5 million for the three months ended March 31, 2013 compared with the prior year period primarily due to a weaker Japanese yen against the U.S. dollar. Foreign currency translation decreased net revenue approximately $42.5 million for the nine months ended March 31, 2013 compared with the prior year period primarily due to a weaker euro and Japanese yen against the U.S. dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013
	Local Currency	Currency Translation	Net Change	Local Currency	Currency Translation	Net Change
Americas	$30,065	$2	$30,067	$71,849	$(77)	$71,772
Asia Pacific	(1,887)	(10,432)	(12,319)	88,012	(20,457)	67,555
Europe	(4,678)	913	(3,765)	(12,495)	(21,933)	(34,428)
Corporate & Other	1,795	—	1,795	1,952	—	1,952
Net change	$25,295	$(9,517)	$15,778	$149,318	$(42,467)	$106,851

The change in net revenue compared with the prior year periods on a local currency basis was as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2013
Americas	12.8%	10.7%
Asia Pacific	(0.4)	5.5
Europe	(3.8)	(3.5)
Total	3.0%	5.7%

Gross Profit

The following table provides a summary of gross profit and gross margin for the three and nine months ended March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Gross profit	$248,532	$255,176	$806,119	$810,841
Gross margin	29.1%	30.5%	29.4%	30.8%

Gross profit decreased for the three and nine months ended March 31, 2013 compared with the prior year periods despite the increase in net revenue due to changes in the mix of product sales, start-up costs related to new product introductions during the period and price erosion. Gross profit during the nine months ended March 31, 2013 also decreased compared with the prior year period due to increased costs of commodity hedging.

A significant portion of our material cost is comprised of copper and gold. Net of scrap recovery, we purchased approximately 12.7 million pounds of copper and approximately 67,900 troy ounces of gold during the nine months ended March 31, 2013. The following table sets forth the average prices of copper and gold we purchased in the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Copper (price per pound)	$3.60	$3.79	$3.57	$3.78
Gold (price per troy ounce)	1,634.00	1,691.00	1,671.00	1,693.00

We mitigate the impact of any significant increases in copper and gold prices by hedging with call options a portion of our projected net global purchases of copper and gold. The hedges increased cost of sales by $1.5 million and $5.5 million for the three and nine months ended March 31, 2013, respectively, and reduced cost of sales by $0.5 million and $7.0 million for the three and nine months ended March 31, 2012, respectively.

In addition to commodity costs, the effect of certain significant impacts on gross profit compared with the prior year periods was as follows for the three and nine months ended March 31 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2013
Price erosion	$(12,058)	$(33,629)
Currency translation	(1,009)	(9,243)
Currency transaction	5,468	10,761

Price erosion measures the reduction in prices of our products year over year, which reduces our gross profit. The largest impact from price erosion is in our Connector segment. A significant portion of price erosion occurred in mobile phone connector products, which are part of the mobile devices market. During the three months ended March 31, 2013, we enhanced our price erosion calculation through the use of pricing software to eliminate the impact of customer mix changes. The new calculation results in lower price erosion and provides a more accurate reflection of prices eroding over prior periods. We recalculated price erosion in prior periods to provide more accurate trend information.

The decrease in gross profit due to currency translation during the three months ended March 31, 2013 was primarily due to a weaker Japanese yen against the U.S. dollar, partially offset by a stronger euro against the U.S. dollar compared with the prior year period. The decrease in gross profit due to currency translation during the nine months ended March 31, 2013 was primarily due to a weaker Japanese yen and euro against the U.S. dollar, compared with the prior year period.

Certain products we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in foreign currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The increase in gross profit due to currency transactions during the three months ended March 31, 2013 compared with the prior year period was primarily due to a weaker Japanese yen. The increase in gross profit due to currency transactions during the nine months ended March 31, 2013 compared with the prior year period was primarily due to a weaker Japanese yen and weaker euro against the U.S. dollar.

Operating Expenses

Operating expenses were as follows as of March 31 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Selling, general and administrative	$167,384	$163,853	$511,533	$496,151
Unauthorized activities in Japan	21,210	2,521	25,398	8,166
Selling, general and administrative as a percentage of net revenue	19.6%	19.6%	18.7%	18.9%

Selling, general and administrative expenses increased $3.5 million and $15.4 million for the three and nine months ended March 31, 2013, respectively, compared with the prior year periods, primarily due to the increase in net revenue and investments in research and development to support new product introductions. We also increased investments in business development to drive future growth. Selling, general and administrative expenses for the nine months ended March 31, 2013 were reduced by $9.9 million due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. The impact of foreign currency translation decreased selling, general and administrative expenses approximately $2.7 million and $8.6 million for the three and nine months ended March 31, 2013, compared with the prior year periods.

Research and development expenditures, which are classified as selling, general and administrative expenses, were approximately $46.2 million, or 5.4% of net revenue and $140.4 million, or 5.1% of net revenue, for the three and nine months ended March 31, 2013, compared with $45.7 million, or 5.5% of net revenue and $134.4 million, or 5.1% of net revenue, for the comparable prior year periods.

Pursuant to the settlement of litigation of unauthorized activities in Japan, we recognized a net loss of $21.2 million ($13.5 million after-tax) during the third quarter of fiscal 2013, which included related investigative and legal fees. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Other (Expense) Income

Other (expense) income consists primarily of net interest expense, investment income and currency transaction exchange gains or losses. We recorded net expense of $1.3 million and $5.2 million for the three and nine months ended March 31, 2013, respectively, compared with other income of $0.3 million and net expense of $1.4 million for the three and nine months ended March 31, 2012, respectively. Fluctuations in other (expense) income are primarily due to changes in foreign currency gains and losses as net interest expense and investment income principally offset. Foreign currency losses during the three months ended March 31, 2013 include a $0.6 million premium for a call option to hedge exposure to fluctuations in the Japanese yen related to the settlement of litigation of unauthorized activities in Japan.

Effective Tax Rate

The effective tax rate was 23.6% for the three months ended March 31, 2013. During the three months ended March 31, 2013, we recorded income tax expense of $13.9 million which was net of a $3.1 million benefit predominantly from the retroactive reinstatement of the U.S. research and development credit by the American Taxpayer Relief Act of 2012. Excluding the impact of the settlement of unauthorized activities in Japan, the effective tax rate was 26.6% for the three months ended March 31, 2013. The effective tax rate for the nine months ended March 31, 2013 was 29.4%.

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

Backlog

Our order backlog on March 31, 2013 was approximately $463.0 million compared with order backlog of $404.0 million at December 31, 2012 and $376.9 million at March 31, 2012. Orders for the three months ended March 31, 2013 were $909.2 million compared with $919.7 million and $872.6 million for the three months ended December 31, 2012 and March 31, 2012, respectively. Orders exceeded net revenue for the three months ended March 31, 2013 primarily due to larger than expected net revenue declines in the consumer and mobile devices markets. Orders for the three months ended March 31, 2013 improved compared with the prior year period primarily due to new product introductions in the mobile devices market earlier in fiscal 2013.

Segments

The following table sets forth information on net revenue by segment as of the three months ended March 31 (in thousands):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Connector	$600,150	70.4%	$583,364	69.7%
Custom & Electrical	252,459	29.6	253,629	30.3
Corporate & Other	249	—	87	—
Total	$852,858	100.0%	$837,080	100.0%

The following table sets forth information on net revenue by segment as of the nine months ended March 31 (in thousands):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Connector	$1,971,436	72.0%	$1,865,029	70.9%
Custom & Electrical	765,156	28.0	765,136	29.1
Corporate & Other	922	—	498	—
Total	$2,737,514	100.0%	$2,630,663	100.0%

Connector

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2013
Net revenue for prior year period	$583,364	$1,865,029
Components of net revenue change:
Organic net revenue change	26,243	136,909
Currency translation	(9,457)	(30,502)
Total change in net revenue from prior year period	16,786	106,407
Net revenue for current year period	$600,150	$1,971,436
Organic net revenue change as a percentage of net revenue for prior year period	4.5%	7.3%

The Connector segment sells primarily to the telecommunications, infotech, mobile devices, consumer and automotive markets. Organic net revenue and segment net revenue increased during the three and nine months ended March 31, 2013 compared with the prior year periods primarily due to increased demand for new product introductions for certain mobile phones and tablets in the mobile devices market and continued growth in the automotive market, partially offset by lower demand in the consumer market. The increase in organic net revenue was partially offset by price erosion, which is generally higher in the Connector segment compared with our Custom & Electrical segment. Foreign currency translation decreased net revenue by $9.5 million and $30.5 million for the three and nine months ended March 31, 2013, respectively, primarily due to a weaker Japanese yen against the U.S dollar.

The following table provides information on income from operations and operating margin for the Connector segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Income from operations	$81,478	$76,268	$293,610	$259,882
Operating margin	13.6%	13.1%	14.9%	13.9%

Connector segment income from operations and operating margin increased for the three and nine months ended March 31, 2013 compared with the prior year periods primarily due to higher net revenue and higher absorption from increased production. Selling, general and administrative expenses for the nine months ended March 31, 2013 were reduced by $9.9 million due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011.

Custom & Electrical

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2013
Net revenue for prior year period	$253,629	$765,136
Components of net revenue change:
Organic net revenue change	(10,793)	(8,898)
Currency translation	(60)	(11,981)
Acquisitions	9,683	20,899
Total change in net revenue from prior year period	(1,170)	20
Net revenue for current year period	$252,459	$765,156
Organic net revenue change as a percentage of net revenue for prior year period	(4.3)%	(1.2)%

The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment organic net revenue decreased for the three and nine months ended March 31, 2013 compared with the prior year periods primarily due to lower customer demand for production equipment in the industrial market and lower customer demand for networking devices in the infotech market. Foreign currency translation decreased net revenue $0.1 million and $12.0 million for the three and nine months ended March 31, 2013, respectively, primarily due to a weaker euro against the U.S. dollar compared with the prior year periods. We acquired Affinity Medical Technologies, LLC during the second quarter of fiscal 2013 and completed an asset purchase of Temp-Flex Cable, Inc. during the second quarter of fiscal 2012.

The following table provides information on income from operations and operating margin for the Custom & Electrical segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Income from operations	$30,724	$39,741	$103,396	$129,245
Operating margin	12.2%	15.7%	13.5%	16.9%

Custom & Electrical income from operations and operating margin decreased for the three and nine months ended March 31, 2013 compared with the prior year periods primarily due to lower gross margin caused by an unfavorable mix of product sales and lower absorption of fixed costs from lower demand.

Non-GAAP Financial Measures

Organic net revenue growth, which is included in the discussion above, is a non-GAAP financial measure. The tables presented in Results of Operations above provide reconciliations of GAAP reported net revenue growth (the most directly comparable GAAP financial measure) to organic net revenue growth.

We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business and provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, since it is an important measure of the underlying results of our operations. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity. Management uses organic net revenue growth together with GAAP measures, such as net revenue and operating income, in its decision making processes related to the operations of our reporting segments and our overall company. Because organic net revenue growth calculations may vary among other companies, organic net revenue growth amounts presented may not be comparable with similar measures of other companies.

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $712.9 million and $652.2 million at March 31, 2013 and June 30, 2012, respectively. Cash, cash equivalents and marketable securities as of March 31, 2013 included $670.7 million held in non-U.S. accounts, including $273.4 million in countries where we may experience administrative delays in withdrawing and transferring cash to U.S. accounts. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in property, plant, equipment and acquisitions.

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At March 31, 2013, the outstanding balance of the overdraft loans, which requires full repayment by the end of the term if not renewed, approximated $84.7 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of March 31, 2013, we were in compliance with these covenants.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States (the U.S. Credit Facility), subsequently amended to increase the credit line to $350.0 million and extend the term to March 2016. As of March 31, 2013, we were in compliance with the covenants of the U.S. Credit Facility and had outstanding borrowings of $165.0 million.

On April 23, 2013, we amended and restated the U.S. Credit Facility (the Restated U.S. Credit Facility) to increase the aggregate amount of the lenders' commitments to $500.0 million and allow us, on no more than two occasions, to request increases in the aggregate amount of the lenders' commitments by $200.0 million, resulting in maximum aggregate amount of commitments of $700.0 million. The Restated U.S. Credit Facility has subfacilities for up to $75.0 million of letters of credit, $50.0 million of swing line loans and $300.0 million of loans and/or letters of credit in agreed-upon foreign currencies. The Restated U.S. Credit Facility pricing is based on our leverage ratio and is repayable on maturity in April 2018. In addition, the leverage ratio covenant was revised, the fixed charge coverage ratio was replaced with an interest coverage ratio and certain negative covenants pertaining to liens, debt, investments, loans, advances, guarantees and acquisitions were adjusted to be less restrictive. The Restated U.S. Credit Facility retains customary events of default.

Our obligations under the Restated U.S. Credit Facility, and those of any subsidiary borrower, are guaranteed by substantially all of our domestic subsidiaries and the obligations of any subsidiary borrower are guaranteed by Molex Incorporated.

Total debt, including obligations under capital leases, totaled $403.7 million and $255.0 million at March 31, 2013 and June 30, 2012, respectively. We had available lines of credit totaling $290.1 million at March 31, 2013, including $185.0 million available on the U.S. Credit Facility. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Cash Flows

Cash and cash equivalents increased $65.4 million during the nine months ended March 31, 2013. Our primary source of cash was operating cash flows of $234.5 million, the majority of which is generated outside the United States. The translation of our cash to U.S. dollars increased our cash and cash equivalents by $6.3 million compared with the balance as of June 30, 2012. Below is a table setting forth the key lines of our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	March 31,
	2013	2012
Cash provided from operating activities	$234,490	$430,378
Cash used for investing activities	(229,370)	(159,587)
Cash provided by (used for) financing activities	53,922	(185,801)
Effect of exchange rate changes on cash	6,327	(8,780)
Net increase in cash and cash equivalents	$65,369	$76,210

Operating Activities

Cash provided from operating activities decreased $195.9 million from the prior year period due to lower net income and payment of $182.8 million related to the settlement of litigation of unauthorized activities in Japan during the third quarter of fiscal 2013. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used for investing activities increased $69.8 million from the prior year period due to a $54.6 million increase in capital expenditures and a $31.3 million increase in acquisitions during the nine months ended March 31, 2013, partially offset by $9.9 million of property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. Capital expenditures were $204.0 million for the nine months ended March 31, 2013, compared with $149.4 million in the prior year period. Capital expenditures increased primarily due to investments related to new product introductions.

During the second quarter of fiscal 2013, we acquired Affinity Medical Technologies, LLC, a medical electronics company, for $55.3 million. During the second quarter of fiscal 2012, we completed an asset purchase of Temp-Flex Cable, Inc., a specialty wire and cable company, for $24.0 million.

Financing Activities

Cash provided from financing activities increased to $53.9 million during the nine months ended March 31, 2013, compared with cash used for financing activities of $185.8 million in the prior year period primarily due to an increase in net proceeds on debt partially offset by an increase in dividends paid.

We issued senior notes totaling $150.0 million in August 2011 and proceeds were used to pay down a portion of the U.S. Credit Facility in fiscal 2012. Net borrowings on the revolving U.S. Credit Facility were $165.0 million for the nine months ended March 31, 2013, compared with net payments of $180.0 million for the nine months ended March 31, 2012.

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

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2012. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and other postretirement benefits obligations and debt. Since June 30, 2012, there have been no material changes in our contractual obligations and commercial commitments arising outside of the ordinary course of business. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, global economic conditions, success of customers, cost of raw materials, value of inventory, foreign currency exchange rates, labor costs, protection of intellectual property, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development introduction and sales, regulatory changes, income tax fluctuations, competitive strengths, natural disasters, unauthorized access to data, government investigations and outcomes of legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, the development of natural hedges and the use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at March 31, 2013 and June 30, 2012.

We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 10 of the Notes to Condensed Consolidated Financial Statements for discussion of derivative instruments in use at March 31, 2013 and June 30, 2012.

The translation of the financial statements of non-U.S. operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations were impacted by the translation of our international financial statements into U.S. dollars resulting in decreased net revenue and income from operations of $42.5 million and $0.7 million, respectively, for the nine months ended March 31, 2013, compared with the prior year period.

Our $10.1 million of marketable securities at March 31, 2013 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, overdraft loans, five-year unsecured U.S. Credit Facility and syndicated term loan. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $165.0 million outstanding on our $350.0 million U.S. Credit Facility with an interest rate of approximately 1.70% at March 31, 2013. We had $84.7 million outstanding on our Molex Japan overdraft loans at March 31, 2013 with fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share purchases of Molex Common and/or Class A Common Stock for the quarter ended March 31, 2013 were as follows (in thousands, except price per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
January 1 - January 31
Common Stock	—	$—	—
Class A Common Stock	56	$22.33	—
February 1 - February 28
Common Stock	—	$—	—
Class A Common Stock	73	$22.77	—
March 1 - March 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—
Total	129	$22.58	—

The shares purchased represent exercises of employee stock options.

Item 4.    Mine Safety Disclosures — Not Applicable

Item 6.    Exhibits

Number	Description

10.1
Amended and Restated Credit Agreement dated as of April 23, 2013 among Molex Incorporated, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Standard Chartered Bank, as Syndication Agent and The Northern Trust Company as Documentation Agent.

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

MOLEX INCORPORATED

(Registrant)

Date:	April 25, 2013	/S/ DAVID D. JOHNSON

David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)