Form 10-K
period 2013-06-30
MOLEX INC
filed 2013-08-08
CIK 67472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☑        No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐        No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑        No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐        No   ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.9 billion (based on the closing price of these shares on the NASDAQ Global Select Market on December 31, 2012).
On August 1, 2013, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	82,519,203
Class B Common Stock	94,255
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders, to be held on October 25, 2013, are incorporated by reference into Part III of this annual report on Form 10-K.

Molex Website

We make available through our website at www.molex.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC).

Information relating to corporate governance at Molex, including our Code of Business Conduct and Ethics, information concerning executive officers, directors and Board committees (including committee charters), and transactions in Molex securities by directors and officers, is available on the investor relations page of our website at www.molex.com.

We are not including the information on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K.

PART I

Item 1. Business

Molex Incorporated (together with its subsidiaries, except where the context otherwise requires, “we,” “us” and “our”) was incorporated in the state of Delaware in 1972 and originated from an enterprise established in 1938.

We are one of the world’s largest manufacturers of electronic connectors in terms of net revenue. Our net revenue was $3.6 billion for fiscal 2013. We operated 41 manufacturing locations in 15 countries, and employed 35,983 people in 41 countries as of June 30, 2013.

Our core business is the manufacture and sale of electronic components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products, including terminals, connectors, cable assemblies, interconnection systems, sockets, antennas, integrated products and switches.

The Connector Industry

The global connector industry is competitive and estimated to represent approximately $48 billion in net revenue for calendar year 2012. The industry has grown at a compounded annual rate of 5.3% over the past 20 years.

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

•
Convergence of products. Products traditionally developed for the consumer electronics, infotech and mobile devices markets are converging, resulting in more electronic devices offering broad-based functionality.

•
Increasing electronic content. Consumer demand for advanced product features, convenience and connectivity is increasing electronic content in end devices. Electronic content in automobiles is increasing primarily due to the proliferation of infotainment, telematics and safety systems.

•
Increasing storage and bandwidth requirements. The global demand and use of streaming information, such as audio and video, requires increased storage capacity and high-speed retrieval capabilities. Increasing internet traffic is taxing existing network infrastructure, resulting in equipment upgrades and capacity additions.

•
Product size reduction. High-density, micro-miniature technologies originally developed for consumer product applications are expanding to markets such as infotech and mobile devices, leading to smaller devices and greater mobility.

•	Consolidating supply base. Generally, global OEMs are consolidating their supply chain by selecting global companies possessing broad product lines for the majority of their connector requirements.

•
Price erosion. Due to rapidly evolving innovation in the technology industry, our customers experience pressure to reduce their prices to meet consumer expectations. As a result, component suppliers are generally expected to lower prices.

•
Competitive market. There are a large number of competitors in the connector industry. We believe the 10 largest connector suppliers, as measured by net revenue, represent approximately 57% of the worldwide market and exhibit a faster growth rate than smaller competitors.

•	Rising input costs. Input costs, including employee costs in developing countries, continue to increase and affect gross margin.

Markets and Products

The approximate percentage of our net revenue by market for fiscal 2013 is summarized below:

Markets	Percentage of Fiscal 2013 Net Revenue	Primary End Use Products Supported by Molex
Automotive	19%	Powertrain, body electronics, safety electronics, sensors, infotainment, telematics and lighting
Infotech	17%	Desktop computers, peripheral equipment, servers and storage
Mobile devices	21%	Mobile phones, tablets and notebook computers
Consumer	14%	Digital electronics, cameras, televisions, gaming systems, acoustics and major appliances
Industrial	12%	Factory automation, food and beverage equipment, alternative energy and electrical lighting and cables
Telecommunications	13%	Networking equipment, switches and transmission equipment
Other (includes Medical, Military and Aerospace)	4%	Electronic and electrical devices for a variety of products

Automotive. In the automotive market, we believe our key strengths include our wide range of products and extensive research and development capabilities that include rapid prototyping and high volume production support. Our automotive products are designed for every system in today’s connected vehicle: infotainment and navigation, powertrain, safety and chassis and body electronics. In addition to advanced electronics, we provide standard product offerings such as HSAutoLink™, MX150™, STAC64™, CMC, MX123™ and Squib.

Infotech. In the infotech market, we believe our key strengths include our high-speed signal product line, storage input/output (I/O) products, standards committee leadership, global coordination and strong relationships with OEMs and contract manufacturers. We manufacture power, optical and signal connectors and cables for fast end-to-end data transfer, linking disk drives, controllers, servers, switches and storage enclosures. For example, our family of small form-factor pluggable products offers end-users both fiber optic and copper connectivity and more efficient storage area network management. Our ongoing involvement in industry committees contributes to the development of new standards for the connectors and cables that transport data. We hold a strong position in the infotech market with respect to the connectors used in servers, the segment of this market that accounts for the largest volume of our connector sales. We offer a large variety of products for power distribution, signal integrity, processor and memory applications. We are also a leading designer in the industry for storage devices.

Mobile devices. In the mobile devices market, we believe our key strengths include our broad product offering of micro-miniature connectors, flexible printed circuit connectors, SIM and SD card sockets, camera sockets, I/O products, keypads, electromechanical subassemblies and internal antennas. We design and manufacture many of the world’s smallest connectors for a diverse group of market share leaders in mobile phones, tablets and notebook computers. These components enable smaller, thinner devices with increased capabilities to serve the fast growing mobile computing market.

Consumer. In the consumer market, we believe our key strengths include micro-miniature connector engineering and manufacturing capabilities, breadth of our high wattage product line and cable and wire application equipment. We design and manufacture many of the world’s smallest connectors for home and portable audio, digital still and video cameras, DVD players and recorders, as well as devices that combine multiple functions. Our micro-miniature products support customer needs for increased power, speed and functionality, but with decreased weight and space requirements. We provide industry leadership with advanced interconnection products that enhance the performance of video and still cameras, DVD players, portable music players, PDAs and hybrid devices that combine multiple capabilities into a single unit. We are a leading connector source and preferred supplier to computer game makers. In addition, we provide components for gaming machines.

Industrial. In the industrial market, we believe our key strengths include our industrial communications and networking technology, breadth of our power and signal product lines, distribution partnerships and global presence. Our extensive industrial product line includes network interface cards, software for industrial networks and custom or industry standard cord sets. Our industry-leading solutions support the needs of industries such as factory automation, commercial construction, utility, petrochemical and food and beverage. In addition, we offer I/O connectors deployed in a variety of industrial production equipment on the factory floor, including automated assembly equipment, conveyors and material handling equipment, packaging equipment and pick-and-place robots.

Telecommunications. In the telecommunications market, we believe our key strengths include our high-speed copper and optical signal product lines, backplane connector systems, power distribution products, standards committee leadership, global coordination and strong relationships with OEMs and contract manufacturers. Our products are used in a wide variety of networking equipment, including routers and switches.

Other. Medical electronics is a growing market for our connectors, switch and assembly products. We provide both connectors and custom integrated systems for diagnostic and therapeutic equipment used in hospitals, including x-ray, patient monitoring, magnetic resonance imaging and dialysis machines. Military electronics is also one of our focus markets and our products support a range of electronic applications for military use. Products originally developed for the automotive, infotech, mobile devices and telecommunications markets are used in an increasing number of military applications. We are also expanding into non-connector markets, such as Solid State Lighting. Our Solid State Lighting business focuses on producing solutions that accelerate the adoption of LED lighting in general illumination, including LED holders and packaged LED/electronics products.

Business Objectives and Strategies

One of our business objectives is to develop or improve our leadership position in each of our primary markets by increasing our overall position as a preferred supplier and improving our competitiveness on a global scale.

We believe our success in achieving net revenue growth exceeding the connector market growth rate throughout our history is the result of the following key strengths:

•	broad and deep technological knowledge of microelectronic devices and techniques, power sources, coatings and materials;

•	strong intellectual property portfolio that underlies many key products;

•	high product quality standards, backed with stringent systems designed to ensure consistent performance, that meet or surpass customers’ expectations;

•	strong technical collaboration with customers;

•	extensive experience with advanced development, engineering and new product development processes;

•	broad geographical presence in developed and developing markets;

•	continuous effort to develop an efficient, low-cost manufacturing footprint and processes; and

•	a broad range of products both for custom and standard applications.

We serve our customers by continuing to focus on the following strategies:

•
Concentrate on core markets. We focus on markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of interconnect solutions for 74 years. We are a principal supplier of connector components to the telecommunications, infotech, mobile devices, consumer, industrial and automotive electronics markets.

•
Grow through the development and release of new products. We invest strategically in the tools and resources to develop and market new products and to expand existing product lines through innovation. New products are essential to enable our customers to advance their solutions and market position.

•
Strategic investments in selected adjacent markets. We continuously review and prioritize opportunities for adjacent markets for our technologies. A subset of these are becoming priorities for us and are pursued to expand our available market.

•
Optimize manufacturing and supply chain. We analyze the design and manufacturing patterns of our customers along with our own supply chain economics to help ensure our manufacturing operations are of sufficient scale and are located strategically to minimize production costs and maximize customer service.

•
Leverage financial strength. We use our expected cash flow from operations and strong balance sheet to invest aggressively in new product development, pursue strategic acquisitions, align manufacturing capacity with customer requirements and pursue productivity improvements. We invested approximately 7.3% and 5.1% of fiscal 2013 net revenue in capital expenditures and research and development activities, respectively.

Our global organizational structure consists of three product-focused divisions and one worldwide sales and marketing organization. The structure enables us to work effectively as a global team to meet customer needs as well as leverage our design expertise and low-cost production centers around the world. The worldwide sales and marketing organization structure enhances our ability to sell any product, to any customer, anywhere in the world.

Competition

We compete with many companies in each of our product categories and global industries. These competitors include Amphenol Corporation, Delphi Automotive PLC, Hirose Electronic Co., Ltd., Hon Hai Precision Industry Co., Ltd., Japan Aviation Electronics Industry, Ltd., Japan Solderless Terminal Ltd. and TE Connectivity Ltd. We also compete with a significant number of smaller companies who compete in specific geographies and industries. The identity and significance of competitors may change over time. We believe the 10 largest connector suppliers, as measured by net revenue, represent approximately 57% of the worldwide market. Many of these companies offer products in some, but not all, of the markets and regions we serve.

Our products compete to varying degrees on the basis of technology, quality, price, delivery, customer service and brand recognition. Our ability to compete depends on continually providing innovative new product solutions and worldwide support for our customers.

Customers and Sales Channels

We sell products directly to OEMs, contract manufacturers and distributors. During fiscal 2013, increased customer demand in the mobile devices market resulted in sales to Apple, Inc., directly and indirectly, that approximated 14% of our net revenue. No single customer accounted for more than 10% of our net revenue in fiscal 2012 or 2011.

Many of our customers operate in more than one geographic region of the world and we have developed a global footprint to service these customers. We are engaged in significant operations in foreign countries. Our net revenue originating outside the United States was approximately 72% in fiscal 2013.

In fiscal 2013, the approximate share of net revenue by geographic region follows:

•
59% of net revenue originated in Asia-Pacific (China, including Hong Kong and Taiwan, India, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore and Thailand). Approximately 30% and 16% of net revenue in fiscal 2013 was derived from operations in China and Japan, respectively.

•	29% of net revenue originated in the Americas.

•	12% of net revenue originated in Europe.

We sell our products primarily through our own sales organization with a presence in most major connector markets worldwide. To complement our own sales force, we work with a network of distributors to serve a broader customer base and provide a wide variety of supply chain tools and capabilities. Sales through distributors represented approximately 23% of our net revenue in fiscal 2013.

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

Our sales force around the world has access to our global information systems to provide 24/7 visibility on orders, pricing, contracts, shipping, inventory and customer programs. We offer a self-service environment for our customers through our website at www.molex.com, so that customers can access our entire product line, download drawings or 3D models, obtain price quotes, order samples and track delivery.

Information regarding our operations by reporting segment appears in Note 19 of the Notes to Consolidated Financial Statements.

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

We incurred total research and development costs of $185.7 million in fiscal 2013, $181.1 million in fiscal 2012 and $170.1 million in fiscal 2011. We believe this investment, approximating 5.1% of net revenue in fiscal 2013, is among the highest levels relative to the largest participants in the industry and helps us achieve a competitive advantage.

We strive to provide customers with the most advanced interconnection products through intellectual property development and participation in industry standards committees. Our engineers are active in many of these committees, helping to give us a voice in shaping the technologies of the future. In fiscal 2013, we commercialized 226 new products and received 362 patents.

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

Continuous improvements achieved through a global lean/six sigma program have reduced our manufacturing costs and improved our quality and delivery. Our trend of fewer but larger factories, such as our 1.2 million square foot facility in Chengdu, China, provides increasing economies of scale and efficiencies.

Raw Materials

The principal raw materials that we purchase for the manufacture of our products include plastic resins for molding, metal alloys (primarily copper based) for stamping and gold and palladium salts for use in the plating process. We also purchase molded and stamped components and connector assemblies. Most materials and components used in our products are available from several sources. To achieve economies of scale, we concentrate purchases from a limited number of suppliers, and therefore in the short term may be dependent upon certain suppliers to meet performance and quality specifications and delivery schedules. We use financial instruments to hedge the volatility of commodity material costs. We anticipate that our raw material expenditures as a percentage of sales may increase due to growth in our integrated products business.

Backlog

The backlog of unfilled orders as of June 30, 2013 was approximately $452.8 million compared with backlog of $416.4 million as of June 30, 2012. Substantially all of these orders are scheduled for delivery within 12 months. The majority of orders are shipped within 30 days of acceptance.

Employees

As of June 30, 2013, we had 35,983 people working for us worldwide. Approximately 70% of these people were located in low labor cost countries. We believe that we have strong relations with our employees.

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

Executive Officers

Our executive officers as of July 31, 2013 are set forth in the table below.

Name	Positions Held with Registrant During the Last Five Years	Age	Year Employed
Frederick A. Krehbiel(a)	Co-Chairman (1999-present); Chief Executive Officer (2004-2005); Co-Chief Executive Officer (1999-2001).	72	1965(b)
John H. Krehbiel, Jr.(a)	Co-Chairman (1999-present); Co-Chief Executive Officer (1999-2001).	76	1959(b)
Martin P. Slark	Vice-Chairman and Chief Executive Officer (2005-present); President and Chief Operating Officer (2001-2005).	58	1976
Liam McCarthy	President and Chief Operating Officer (2005-present); Vice President of Operations, Europe (2000-2005).	57	1976
David D. Johnson	Executive Vice President, Treasurer and Chief Financial Officer (2005-present).	57	2005
Graham C. Brock	Executive Vice President (2005-present); President, Global Sales & Marketing (2006-present); Regional President, Europe (2005).	59	1976
Junichi Kaji	Senior Vice President and President, Global Micro Products Division (2013-present); Vice President and Assistant to President of Micro Products Division (2012-2013); Assistant to Chief Operating Officer (2010-2012); Vice President (2006-2013), Global Sales and Marketing Asia Pacific North & Global Industry Group — Consumer (2006-2010).	57	1984
J. Michael Nauman	Executive Vice President and President, Global Integrated Products Division (2009-present); Senior Vice President and President, Global Integrated Products Division (2007-2009); President, Integrated Products Division, Americas Region (2005-2007).	51	1994
Gary J. Matula	Executive Vice President (2012-present); Chief Information Officer (2008-present); Senior Vice President, Information Systems (2008-2012); Vice President, Information Systems and Chief Information Officer (2004-2008).	58	1984
Joseph Nelligan	Senior Vice President (2011-present); President, Commercial Products Division (2012-present); Vice President, Product Development and Commercialization, Commercial Products Division (2009-2011); Vice President, Global Industry Group — Datacom (2007-2009).	49	1984
Timothy I. Ruff	Senior Vice President, Business Development and Corporate Strategy (2012-present); Vice President Sales and Marketing, Americas (2006-2011).	48	1988
Ana G. Rodriguez	Senior Vice President, Global Human Resources (2008-present); Vice President, Co-General Counsel and Secretary (2007-2008).	45	2005

(a)
John H. Krehbiel, Jr. and Frederick A. Krehbiel (the Krehbiel Family) are brothers. The members of the Krehbiel Family may be considered to be “control persons” of Molex. The other executive officers listed above have no relationship, family or otherwise, to the Krehbiel Family, Molex or each other.

(b)	Includes period employed by our predecessor company.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors. The Code of Business Conduct incorporates our policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. We have also adopted a Code of Ethics for Senior Financial Management applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial managers. The Code of Ethics sets out our expectations that financial management produce full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications. We intend to post any amendments to or waivers from these codes of conduct on our website.

The full text of these codes of conduct is published on the investor relations page of our website at www.molex.com.

Available Information

We file with the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available, free of charge, on our website at www.molex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.

Item 1A. Risk Factors

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, beliefs, and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “potential,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations below.

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, global economic conditions, success of customers, cost of raw materials, value of inventory, currency exchange rates, labor costs, protection of intellectual property, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development introduction and sales, regulatory changes, competitive strengths, natural disasters, unauthorized access to data, government investigations and outcomes of legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

The loss of market share by customers or the significant reduction in revenue from large volume customers could have an adverse effect on our financial performance.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive, infotech, mobile devices, consumer, industrial and telecommunications markets. These markets are subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected.

For example, the mobile devices market, which accounted for approximately 21% of our net revenue in fiscal 2013, has fluctuated depending on demand for new products introduced by our customers and seasonal adjustments. The telecommunications market, which accounted for approximately 13% of our net revenue in fiscal 2013, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. The infotech market, which accounted for 17% of our net revenue in fiscal 2013, has fluctuated seasonally and is subject to variations in enterprise spending depending on current economic and credit conditions. Periodic downturns in our customers’ industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

During fiscal 2013, approximately 14% of our net revenue was attributable, directly and indirectly, to Apple, Inc. A reduction in revenue from this customer could have an adverse effect on our financial condition, results of operations and cash flows.

We are subject to continuing pressure to lower our prices.

Over the past several years, we have experienced, and we expect to continue to experience, pressure to lower our prices. In the last two years, we have experienced annual price erosion averaging from 1% to 2% of net revenue. In order to maintain our margins, we must continue to reduce our costs. Continuing pressure to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

We face volatility in the prices of commodity materials.

The price and availability of certain commodity materials used to manufacture our products, such as plastic resins, copper-based metal alloys, gold and palladium salts, molded and stamped components and connector assemblies, are critical to our success. The prices of many of these raw materials, including copper and gold, continue to fluctuate. Gold, which made up approximately 11% of our material cost in fiscal 2013, has increased in price approximately 19% since fiscal 2011. In addition, many of these commodity materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. Volatility in the prices and shortages of such materials may result in increased costs and lower operating margins. Some of our competitors may be less dependent on these commodity materials and have less exposure to these volatile commodity prices. Our financial condition, results of operations and cash flows may be materially and adversely affected if we have difficulty obtaining these commodity materials, the quality of available commodity materials deteriorates, or there are continued significant price increases for these commodity materials. We use financial instruments to hedge the volatility of commodity material prices. The success of our hedging program depends on accurate forecasting of transaction activity in the various commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate during periods of volatility.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. A relative decline in our competitive position in these areas could have a material adverse effect on our financial condition. Within each of our markets, we encounter direct competition from other electronic components manufacturers and suppliers ranging in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition may intensify from various U.S. and non-U.S. competitors and new market entrants, some of which may be our current customers. Our markets have continued to become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. Moreover, our competitive position is increasingly dependent upon being a socially responsible citizen and any inability to meet our customers’ expectations may result in a loss of business and market share to competitors. Increased competition may result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We face manufacturing challenges.

The volume and timing of sales to our customers may fluctuate due to variation in demand for our customers’ products, our customers’ attempts to manage their inventory, design changes, changes in our customers’ manufacturing strategy, and consolidations among or acquisitions of customers. Due in part to these factors, many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.

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

We rely on third-party suppliers for the components used in our products, and we rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our financial condition, results of operations and cash flows could be adversely affected if our third-party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party suppliers fail to deliver products, parts, and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.

From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, results of operations and financial condition. In addition, some of our manufacturing lines are located in China or other foreign countries that are subject to a number of additional risks and uncertainties, including increasing labor costs and political, social and economic instability.

We are dependent on independent distributors to sell and market our products.

Sales through independent distributors accounted for approximately 23% of our net revenue in fiscal 2013. Although we have entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon written notice. The distributors are not within our control, are not obligated to purchase products from us, and may also sell other lines of products. We do not assure you that these distributors will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of our products by the distributors could lead to reduced sales and could materially adversely affect our business, results of operations and financial condition. Selling through indirect channels such as distributors may limit our contact with the end customers and our ability to assure customer satisfaction.

We face industry consolidation.

Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become increasingly concentrated in recent years, including the automotive, infotech, mobile devices, consumer and telecommunications electronics industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, and they may be able to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins of our products, particularly for commodity components.

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

For fiscal year 2013 approximately 72% of our net revenue came from international sales, including 30% and 16% in China and Japan, respectively. In addition, a significant portion of our operations consists of manufacturing activities outside of the United States, including approximately 32% and 23% in China and Japan, respectively. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries, including China where we do business. Additionally, we face the following risks:

•	international business conditions including the relationships among governments;

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

We face substantial exposure to movements in non-U.S. currency exchange rates because a significant portion of our business is conducted outside the United States. This may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective. Approximately 69% of our net revenue for fiscal year 2013 was invoiced in currencies other than the U.S. dollar, and we expect net revenue and manufacturing costs from non-U.S. markets to continue to represent a significant portion of our operating results. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international net revenue and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance. We mitigate a portion of our foreign currency exchange rate risk principally through the establishment of local production facilities in the markets we serve. This creates a “natural hedge” since purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). Natural hedges exist in most countries in which we operate, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. To reduce our exposure to fluctuations in currency exchange rates when natural hedges are not effective, we may use financial instruments to hedge U.S. dollar and other currency commitments and cash flows arising from trade accounts receivable, trade accounts payable and fixed purchase obligations.

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

We face certain security threats relating to the confidentiality and integrity of our IT systems. Despite implementation of security measures, our IT systems may be vulnerable to damage from computer viruses, cyber attacks and other unauthorized access and these security breaches could result in a disruption to our operations. A material network breach of our IT systems could involve the theft of our and our customers’ intellectual property or trade secrets which may be used by competitors to develop competing products. To the extent that any security breach results in a loss or damage to data, or inappropriate disclosure of confidential or proprietary information, it could cause significant damage to our reputation, affect our customer relations, lead to claims against us, increase our costs to protect against future damage and could result in a material adverse effect on our business and financial condition.

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

A decline in the market value of our pension plans’ investment portfolios could adversely affect our financial condition, results of operations and cash flows.

Concerns about deterioration in the global economy, together with the credit crisis, have caused significant volatility in interest rates and equity prices, which could decrease the value of our pension plans’ investment portfolios. A decrease in the value of our pension plans’ investment portfolios could have an adverse effect on our financial condition, results of operations and cash flows.

We may have exposure to income tax rate fluctuations and to additional tax liabilities, which could negatively affect our financial condition.

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

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial condition and results of operations .

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

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, we are regularly under audit by tax authorities with respect to both income and non-income taxes and may have exposure to additional tax liabilities as a result of these audits. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition and results of operations.

An adverse outcome in a litigation proceeding may result in a material adverse effect on our financial condition.

We are currently a party to various legal proceedings which may divert financial and management resources. If one or more unfavorable final outcomes were to occur, our financial condition could be materially and adversely affected.

Covenants in our debt instruments may adversely affect us if we are determined not to be in compliance.

Our unregistered, private placement of debt (the Private Placement) and revolving credit facility in the United States (the U.S. Credit Facility) contain representations and covenants with which we are required to be in compliance. Although we believe none of these covenants are restrictive to our operations, our ability to meet these representations and/or covenants can be affected by events beyond our control, and we do not assure you that we will continue to comply. A breach of any of these representations and/or covenants could result in a default giving the lender(s) the right to declare all amounts outstanding thereunder to be immediately due and payable and our lender(s) could terminate commitments to extend further credit. If the lender(s) accelerate the repayment of borrowings, we do not assure you that we will have sufficient assets to repay our affected indebtedness. In addition, acceleration of any debt obligation under any of our material debt instruments may permit the lender(s) under other material debt instruments to accelerate payment of amounts outstanding.

Our certificate of incorporation and bylaws include antitakeover provisions, which may deter or prevent a takeover attempt.

Some provisions of our certificate of incorporation and bylaws may deter or prevent a takeover attempt, including a takeover that might result in a premium over the market price for our Common Stock and Class A Common Stock. Our governing documents establish a classified board, require stockholders to give advance notice prior to the annual meeting if they want to nominate a candidate for director or present a proposal, and contain a number of provisions subject to supermajority vote. In addition, the Board may issue up to 25,000,000 shares of preferred stock without action by our stockholders, which could be used to make it more difficult and costly to acquire our company. Moreover, a transaction resulting in a change in control would require the approval of a majority of the Class B Common Stock voting as a separate class and the holders of the Class B Common Stock may control the outcome of any such transaction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own and lease manufacturing, design, warehousing, sales and administrative space in locations around the world. The leases are of varying terms with expirations ranging from fiscal 2013 through fiscal 2023. The leases in aggregate are not considered material to the financial condition of Molex.

As of June 30, 2013, we owned or leased a total of approximately 9.7 million square feet of facility space worldwide. We have vacated several buildings and are holding these buildings and related assets for sale. We own 90% of our manufacturing, design, warehouse and office space and lease the remaining 10%. Our manufacturing plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We believe that our buildings, machinery and equipment are well maintained and adequate for our current needs.

Our principal executive offices are located at 2222 Wellington Court, Lisle, Illinois, United States of America. We own 41 manufacturing locations, of which 16 are located in North America and 25 are located in other countries. The locations of our principal manufacturing facilities by geographic region are presented below:

•	Americas: Mexico and United States

•	Asia-Pacific: China, India, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam

•	Europe: Ireland, Italy and Poland

Item 3. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures — Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Molex Incorporated is traded on the NASDAQ Global Select Market and on the London Stock Exchange and trades under the symbols MOLX for Common Stock and MOLXA for Class A Common Stock. Molex Class B Common Stock is not publicly traded.

The number of stockholders of record at June 30, 2013 was 1,752 for Common Stock, 4,349 for Class A Common Stock and 13 for Class B Common Stock.

The following table presents quarterly stock prices for the fiscal years ended June 30:

		2013		2012
	Quarter	Low — High		Low — High
Common Stock	1st	$22.74	$28.20	$18.62	$26.63
	2nd	25.04	27.67	19.09	25.88
	3rd	27.01	29.30	24.35	28.38
	4th	26.38	30.44	22.19	28.28
		2013		2012
	Quarter	Low — High		Low — High
Class A Common Stock	1st	$19.21	$23.29	$15.83	$22.18
	2nd	20.81	22.70	15.85	21.39
	3rd	22.42	24.12	20.10	23.62
	4th	22.24	25.33	18.96	23.55

Cash dividends on common stock have been paid every year since 1977. The following table presents quarterly dividends declared per share of Common Stock, Class A Common Stock and Class B Common Stock for the fiscal years ended June 30:

	2013	2012
Quarter ended:
September 30	$0.22	$0.20
December 31	0.22	0.20
March 31	0.22	0.20
June 30	0.24	0.22
Total	$0.90	$0.82

During the quarter ended June 30, 2013, 21,528 shares of Class A Common Stock were transferred to us from certain employees to pay either the purchase price and/or withholding taxes on the vesting of restricted stock or the exercise of stock options. The aggregate market value of the shares transferred totaled $0.5 million. Share purchases of Molex Common and/or Class A Common Stock for the quarter ended June 30, 2013 were as follows (in thousands, except price per share data):

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
April 1 - April 30
Common Stock	—	$—	—
Class A Common Stock	21	$22.56	—
May 1 - May 31
Common Stock	—	$—	—
Class A Common Stock	—	$—	—
June 1 - June 30
Common Stock	—	$—	—
Class A Common Stock	1	$24.79	—
Total	22	$22.66	—

*	The shares purchased represent shares withheld to pay taxes due upon vesting of restricted stock or exercise of employee stock options.

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on June 30, 2008 in each of Molex Common Stock, Molex Class A Common Stock, the S&P 500 Index and a Peer Group Index. The Peer Group Index includes 50 companies (including Molex) classified in the Global Sub-industry Classifications “Electronic Equipment and Instruments,” “Electronic Manufacturing Services” and “Technology Distributors.” All values assume reinvestment of the pre-tax value of dividends paid by Molex and the companies included in these indices, and are calculated as of June 30 each year. The historical stock price performance of Molex’s Common Stock and Class A Common Stock is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return
(Value of Investment of $100 on June 30, 2008)
Among Molex Incorporated, the S&P 500 Index
and a Peer Group

	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12	06/30/13
Molex Incorporated Common	100.00	66.18	79.94	116.37	111.88	141.65
Molex Incorporated Class A	100.00	65.47	72.76	104.87	102.89	131.51
S&P 500	100.00	73.79	84.43	110.35	116.36	140.32
Peer Group	100.00	65.39	81.21	114.38	102.35	126.64

Item 6. Selected Financial Data

Molex Incorporated
Five-Year Financial Highlights Summary
(in thousands, except per share data)

	2013	2012	2011	2010	2009
Operations:
Net revenue	$3,620,447	$3,489,189	$3,587,334	$3,007,207	$2,581,841
Gross profit	1,063,114	1,068,463	1,088,137	892,623	656,177
Income (loss) from operations	352,134	399,472	430,199	137,802	(348,881)
Income (loss) before income taxes	348,475	400,267	429,939	131,489	(321,573)
Net income (loss) (1)	243,623	281,377	298,808	76,930	(322,036)
Earnings (loss) per share:
Basic	$1.37	$1.60	$1.71	$0.44	$(1.84)
Diluted	1.36	1.59	1.70	0.44	(1.84)
Net income (loss) percent of net revenue	6.7%	8.1%	8.3%	2.6%	(12.5)%
Capital expenditures	$262,933	$227,101	$262,246	$229,477	$177,943
Financial Position:
Current assets	$2,043,884	$2,079,238	$2,055,345	$1,775,821	$1,507,058
Current liabilities (4)	659,034	891,996	887,186	917,835	890,032
Working capital (2)	1,384,850	1,187,242	1,168,159	857,986	617,026
Current ratio (3)	3.1	2.3	2.3	1.9	1.7
Property, plant and equipment, net	$1,114,092	$1,150,549	$1,168,448	$1,055,144	$1,080,417
Total assets	3,586,854	3,611,503	3,597,852	3,236,578	3,011,586
Long-term debt	310,000	150,032	222,794	183,434	30,311
Stockholders’ equity (4)	2,523,163	2,436,125	2,363,127	1,979,992	1,956,113
Dividends declared per share	$0.90	$0.82	$0.70	$0.61	$0.61
Average common shares outstanding:
Basic	177,290	175,980	174,812	173,803	174,598
Diluted	179,328	177,382	175,943	174,660	174,598

(1)	Operating results include the following by year (in thousands):

	2013	2012	2011	2010	2009
After-tax restructuring costs and asset impairments	$—	$—	$—	$92,835	$111,798
Goodwill impairments	—	—	—	—	264,140
After-tax net unauthorized activities in Japan	16,179	7,172	9,221	17,128	1,712

See Note 3 of the Notes to Consolidated Financial Statements for a discussion of unauthorized activities in Japan.

(2)	Working capital is defined as current assets minus current liabilities.

(3)	Current ratio is defined as current assets divided by current liabilities.

(4)	As revised for fiscal years 2012 and prior, see Note 1 of the Notes to Consolidated Financial Statements.

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

Overview

Our Business

Our core business is the manufacture and sale of electronic components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 different products including terminals, connectors, cable assemblies, interconnection systems, sockets, antennas, integrated products and switches in 41 manufacturing locations in 15 countries. We also provide manufacturing services to integrate specific components into a customer’s product. We sell our products directly to OEMs and to their contract manufacturers and suppliers and, to a lesser extent, through distributors worldwide. Many of our customers are multi-national corporations that manufacture their products in multiple operations in several countries.

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

The following table sets forth, for fiscal 2013, 2012 and 2011, the percentage relationship to net revenue of our sales by reporting segment:

	2013	2012	2011
Connector	71.2%	70.5%	72.5%
Custom & Electrical	28.8	29.5	27.5
Total	100.0%	100.0%	100.0%

We sell our products in six primary markets. Our connectors, interconnecting devices and assemblies are used principally in the automotive, infotech, mobile devices, consumer, industrial and telecommunications markets. Our products are used in a wide range of applications including: servers and storage devices; networking products; mobile products such as mobile phones, tablets and notebook computers; home entertainment products such as televisions and gaming systems; automobile infotainment and safety systems; and factory automation and diagnostic equipment.

Net revenue by market can fluctuate based on various factors including economic conditions, new technologies within the industry, composition of customers and changes in their inventory levels or demand for their products, and new products or model changes that we or our customers introduce. The following table sets forth, for fiscal 2013, 2012 and 2011, the percentage relationship to net revenue of our sales by primary markets:

	2013	2012	2011
Automotive	19%	17%	15%
Infotech	17	18	18
Mobile devices	21	16	16
Consumer	14	18	19
Industrial	12	13	15
Telecommunications	13	15	14
Other	4	3	3
Total	100%	100%	100%

The following table sets forth, for fiscal 2013, 2012 and 2011, the percentage relationship to net revenue of our sales by geographic region:

	2013	2012	2011
Americas	28.5%	26.2%	24.3%
Asia-Pacific	59.1	60.0	61.3
Europe	12.4	13.8	14.4
Total	100.0%	100.0%	100.0%

During fiscal 2013, net revenue growth in the Americas region exceeded net revenue growth in the Asia-Pacific region and net revenue declined in the Europe region. During fiscal 2012, we experienced net revenue growth in the Americas region while net revenue declined in the Asia-Pacific and Europe regions. In prior years, we experienced faster net revenue growth in Asia, particularly in China, than in the Americas and Europe regions. We continue to expand our manufacturing operations in lower cost regions. Approximately 56.7% of our manufacturing capacity is in lower cost areas such as China, Poland and Mexico. In addition, reduced trade barriers and improved supply chain logistics have reduced our need to duplicate regional manufacturing capabilities. For these reasons, we have consolidated multiple plants of modest size and established a strategy of operating fewer, larger and more integrated facilities in select locations. We believe our business is positioned to benefit from this strategy.

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

We believe organic net revenue growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business and provides investors with a view of our operations from management’s perspective. We use organic net revenue growth to monitor and evaluate performance, since it is an important measure of the underlying results of our operations. It excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition activity. Management uses organic net revenue growth together with GAAP measures, such as net revenue and operating income in its decision making processes related to the operations of our reporting segments and our overall company. Because organic net revenue growth calculations may vary among other companies, organic net revenue growth amounts presented below may not be comparable with similar measures of other companies.

Financial Highlights

Net revenue for fiscal 2013 of $3.6 billion reached a record level. Net revenue for fiscal 2013 increased $131.3 million, or 3.8%, from fiscal 2012 primarily due to an increase in customer demand in the mobile devices and automotive markets, partially offset by decreased demand in the other primary markets. In local currencies, net revenue for fiscal 2013 increased $189.8 million, or 5.4%, from fiscal 2012 as foreign currency translation reduced net revenue $58.6 million primarily due to the weakening of the Japanese yen compared with most currencies. Organic net revenue increased $160.3 million, or 4.6%, in fiscal 2013 compared with fiscal 2012. Income from operations for fiscal 2013 of $352.1 million decreased $47.3 million, or 11.9%, compared with fiscal 2012, reflecting changes in the mix of product sales and the settlement of litigation of unauthorized activities in Japan in the third quarter of fiscal 2013. Fiscal 2013 results include a net loss on unauthorized activities in Japan of $25.4 million ($16.2 million after-tax), including the cost of settling the litigation, compared with $11.3 million ($7.2 million after-tax) in fiscal 2012. We recognized net income of $243.6 million in fiscal 2013 compared with net income of $281.4 million in fiscal 2012.

Results of Operations

The following table sets forth, for fiscal 2013, 2012 and 2011, certain consolidated statements of operations data as a percentage of net revenue (dollars in thousands):

	2013	Percentage of Revenue	2012	Percentage of Revenue	2011	Percentage of Revenue
Net revenue	$3,620,447	100.0%	$3,489,189	100.0%	$3,587,334	100.0%
Cost of sales	2,557,333	70.6%	2,420,726	69.4%	2,499,197	69.7%
Gross profit	1,063,114	29.4%	1,068,463	30.6%	1,088,137	30.3%
Selling, general & administrative	685,582	18.9%	657,732	18.9%	643,462	17.9%
Unauthorized activities in Japan	25,398	0.8%	11,259	0.3%	14,476	0.4%
Income from operations	352,134	9.7%	399,472	11.4%	430,199	12.0%
Other (expense) income, net	(3,659)	(0.1%)	795	0.1%	(260)	—%
Income before income taxes	348,475	9.6%	400,267	11.5%	429,939	12.0%
Income taxes	104,852	2.9%	118,890	3.4%	131,131	3.7%
Net income	$243,623	6.7%	$281,377	8.1%	$298,808	8.3%

Net Revenue

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2013	2012
Net revenue for prior year	$3,489,189	$3,587,334
Components of net revenue change:
Organic net revenue change	160,295	(168,385)
Currency translation	(58,578)	57,777
Acquisitions	29,541	12,463
Total change in net revenue from prior year	131,258	(98,145)
Net revenue for current year	$3,620,447	$3,489,189
Organic net revenue change as a percentage of net revenue for prior year	4.6%	(4.7)%

Net revenue increased during fiscal 2013 compared with fiscal 2012 primarily due to increased customer demand for certain mobile phones and tablets in the mobile devices market and continued growth in the automotive market. The increase in fiscal 2013 net revenue was partially offset by currency translation due to a general weakening of the Japanese yen against most currencies. We acquired Affinity Medical Technologies, LLC during the second quarter of fiscal 2013 and completed an asset purchase of Temp-Flex Cable, Inc. during the second quarter of fiscal 2012.

The increase in net revenue attributed to currency translation in fiscal 2012 compared with fiscal 2011 was principally due to a general weakening of the U.S. dollar against most currencies except the euro. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	June 30, 2013			June 30, 2012
	Local Currency	Currency Translation	Net Change	Local Currency	Currency Translation	Net Change
Americas	$121,015	$(166)	$120,849	$40,202	$157	$40,359
Asia Pacific	77,924	(35,501)	42,423	(160,831)	58,963	(101,868)
Europe	(12,444)	(22,911)	(35,355)	(34,758)	(1,343)	(36,101)
Corporate & Other	3,341	—	3,341	(535)	—	(535)
Net change	$189,836	$(58,578)	$131,258	$(155,922)	$57,777	$(98,145)

The change in net revenue by geographic region on a local currency basis as of June 30 follows:

	2013	2012
Americas	13.3%	4.6%
Asia Pacific	3.7	(7.3)
Europe	(2.6)	(6.7)
Total	5.4%	(4.3)%

Net revenue increased in fiscal 2013 compared with fiscal 2012 primarily due to growth in the Americas and Asia-Pacific regions, partially offset by net revenue declines in the Europe region. Net revenue growth in the Americas region has exceeded net revenue growth in the Asia-Pacific region during fiscal 2013. Net revenue declined in fiscal 2012 compared with fiscal 2011 primarily due to the Asia-Pacific and Europe regions. Slower economic growth in China and uncertainties about economic stability in Europe led to net revenue declines in those regions during fiscal 2012.

Net revenue increased in fiscal 2013 compared with fiscal 2012 as customer demand improved, particularly in our mobile devices and automotive markets, partially offset by decreased demand in our other primary markets. Net revenue in fiscal 2012 declined compared with fiscal 2011 as global economic uncertainty affected end demand in most of our primary markets and our customers managed inventory lower. The decline in net revenue in fiscal 2012 was partially offset by increased demand in our automotive market. The following table sets forth, for fiscal 2013 and 2012, changes in net revenue from each of our six primary product markets from the prior fiscal year:

	2013	2012
Automotive	15%	7%
Infotech	(6)	(1)
Mobile devices	37	(6)
Consumer	(16)	(6)
Industrial	(4)	(9)
Telecommunications	(8)	(2)

Automotive market net revenue increased in fiscal 2013 and 2012 compared with the prior years due to new product introductions and increasing electronic content in automobiles, such as infotainment, safety systems and products to improve fuel efficiency. Automotive market net revenue also improved due to higher automobile production, particularly in North America.

Infotech market net revenue decreased in fiscal 2013 compared with fiscal 2012 primarily due to lower customer demand for high-end desktop computers and relatively high levels of inventory in the distribution channel in the prior year. Infotech market net revenue in fiscal 2012 was consistent with fiscal 2011.

Mobile devices market net revenue increased in fiscal 2013 compared with fiscal 2012 primarily due to new programs for certain mobile phones and tablets introduced during the first quarter of fiscal 2013, partially offset by unfavorable foreign currency translation. Mobile devices market net revenue decreased in fiscal 2012 compared with fiscal 2011 due to decreased demand for certain mobile phone models following many of our customers’ introductions in the prior year of smartphones with higher electronic content.

Consumer market net revenue decreased in fiscal 2013 compared with fiscal 2012 due to lower demand for components in several key sub-markets, including televisions, cameras, gaming systems and home appliances, and unfavorable foreign currency translation. Consumer market net revenue decreased in fiscal 2012 compared with fiscal 2011 due to economic uncertainty leading to lower demand in home entertainment, including lower demand for our components in televisions, and supply chain disruptions caused by the floods in Thailand during the second quarter of fiscal 2012.

Industrial market net revenue decreased in fiscal 2013 and 2012 compared with the prior years due to lower demand for production equipment from our customers’ decreased production, companies’ reluctance to invest in automation projects or deferral of projects and relatively high levels of inventory in the distribution channel. The decreased demand in fiscal 2013 was partially offset by improved customer demand for transportation production equipment.

Telecommunications market net revenue decreased in fiscal 2013 compared with fiscal 2012 primarily due to lower demand for networking products and the replacement of certain end-of-life products with lower cost components. Telecommunications market net revenue in fiscal 2012 was consistent with fiscal 2011.

Gross Profit

We measure gross profit as net revenue less cost of sales. Cost of sales includes manufacturing costs, such as materials, direct and indirect labor, and factory overhead. Our gross margins are primarily affected by the following factors: product mix; volume; cost reduction efforts; competitive pricing pressure; commodity costs and currency fluctuations.

The following table sets forth gross profit and gross margin for fiscal 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Gross profit	$1,063,114	$1,068,463	$1,088,137
Gross margin	29.4%	30.6%	30.3%

Gross profit decreased during fiscal 2013, despite the increase in net revenue, due to changes in the mix of product sales, start-up costs related to new product introductions during the period and price erosion, partially offset by foreign currency transaction gains. Gross profit also decreased due to increased costs of commodity hedging.

The decrease in gross profit during fiscal 2012 was due to lower net revenue. Despite the lower net revenue, gross margin improved during fiscal 2012 due to a favorable mix of product sales and cost control efforts, including reduced freight expense.

A significant portion of our material cost is comprised of copper and gold. The following table sets forth our approximate copper and gold purchases, net of scrap recovery, in fiscal 2013, 2012 and 2011:

	2013	2012	2011
Copper (pounds in millions)	17	20	22
Gold (troy ounces in thousands)	85	108	125

Our volume of copper and gold purchases decreased in fiscal 2013 and 2012 compared with the prior years primarily due to changes in the mix of product sales and initiatives to reduce reliance on these commodities. The following table sets forth the average prices of copper and gold we purchased in fiscal 2013, 2012 and 2011:

	2013	2012	2011
Copper (price per pound)	$3.48	$3.73	$3.88
Gold (price per troy ounce)	1,620.00	1,670.00	1,363.00

We mitigate the impact of any significant fluctuations in copper and gold prices by hedging a portion of our projected net global purchases with call options. The hedges increased cost of sales by $7.2 million in fiscal 2013 and reduced cost of sales by $6.7 million and $7.1 million in fiscal 2012 and 2011, respectively.

In addition to commodity costs, the following table sets forth, for fiscal 2013, 2012 and 2011, the increase (decrease) in gross profit of certain significant items from the prior year (in thousands):

	2013	2012	2011
Price erosion	$(49,330)	$(26,605)	$(56,048)
Currency translation	(14,438)	21,951	37,958
Currency transaction	49,838	(35,099)	(57,763)

Price erosion measures the reduction in prices of our products year over year, which reduces our gross profit. Price erosion as a percentage of net revenue was 1.4%, 0.8% and 1.6% in fiscal 2013, 2012 and 2011, respectively. A significant portion of price erosion occurred in mobile phone connector products, which are part of the mobile devices market. During fiscal 2013, we enhanced our price erosion calculation through the use of pricing software to eliminate the impact of customer mix changes. The new calculation results in lower price erosion and provides a more accurate reflection of prices eroding over prior periods. We recalculated price erosion in prior periods to provide more accurate trend information.

The decrease in gross profit due to currency translation in fiscal 2013 was primarily due to a weaker Japanese yen against most currencies, partially offset by a stronger Chinese renminbi against the U.S. dollar. The increase in gross profit due to currency translation gains in fiscal 2012 was primarily due to a general weakening of the U.S. dollar against most currencies except the euro. The increase in gross profit due to currency translation gains in fiscal 2011 was primarily due to a stronger Japanese yen against other currencies and a weaker U.S. dollar against most currencies except the euro.

Certain products we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in foreign currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The increase in gross profit due to currency transactions in fiscal 2013 was primarily due to the significant weakening of the Japanese yen against the U.S. dollar. The decrease in gross profit due to currency transactions in fiscal 2012 and 2011 was primarily due to a stronger Japanese yen and a weaker U.S. dollar against most currencies.

Operating Expenses

The following table sets forth our operating expenses for fiscal 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Selling, general and administrative	$685,582	$657,732	$643,462
Selling, general and administrative as a percentage of net revenue	18.9%	18.9%	17.9%
Unauthorized activities in Japan	25,398	11,259	14,476

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.9 million and $14.3 million in fiscal 2013 and fiscal 2012, respectively, compared with the prior years, primarily due to the increase in net revenue as selling, general and administrative expenses as a percentage of net revenue were consistent in both fiscal years. Investments in business development to drive future growth, which are classified as selling, general and administrative expenses, were $232.9 million, or 6.4% of net revenue, for fiscal 2013, compared with $224.4 million, or 6.4% of net revenue, for fiscal 2012, and $218.7 million, or 6.1% of net revenue, for fiscal 2011. Research and development expenditures, which are classified as selling, general and administrative expenses, were $185.7 million, or 5.1% of net revenue, for fiscal 2013 compared with $181.1 million, or 5.2% of net revenue, for fiscal 2012 and $170.1 million, or 4.7% of net revenue, for fiscal 2011. Research and development expense increased in fiscal 2013 and 2012 compared with the prior years as we made strategic investments in developing future technology innovations.

Selling, general and administrative expenses were reduced by $9.9 million and $8.0 million in fiscal 2013 and fiscal 2012, respectively, due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. The impact of foreign currency translation decreased selling, general and administrative expenses by approximately $13.8 million for fiscal 2013 compared with fiscal 2012 and increased selling, general and administrative expenses by approximately $9.0 million for fiscal 2012 compared with fiscal 2011.

Unauthorized Activities in Japan

Unauthorized activities in Japan for fiscal 2013 represent the net loss on the settlement and investigative and legal fees. Unauthorized activities in Japan for fiscal 2012 represent investigative and legal fees. See Note 3 of the Notes to Consolidated Financial Statements for accounting treatment.

Other Income (Expense), net

Other income (expense) consists primarily of net interest expense, investment income and currency transaction exchange gains or losses. We recorded other expense of $3.7 million during fiscal 2013 compared with other income of $0.8 million during fiscal 2012. Fluctuations in other income (expense) are primarily due to changes in foreign currency gains and losses as net interest expense and investment income principally offset. Investment income decreased $3.7 million during fiscal 2013 compared with fiscal 2012. Foreign currency losses during fiscal 2013 include a $0.6 million premium for a call option to hedge exposure to fluctuations in the Japanese yen related to the settlement of litigation of unauthorized activities in Japan.

Effective Tax Rate

The effective tax rate for the fiscal years ended June 30, follows:

	2013	2012	2011
Effective tax rate	30.1%	29.7%	30.5%

The effective tax rate in fiscal 2013, 2012 and 2011 reflect the mix of earnings in tax jurisdictions with tax rates less than the U.S. federal tax rate of 35.0%.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We had net deferred tax assets of $106.7 million at June 30, 2013.

Results by Product Segment

Connector. The following table sets forth the change in net revenue for the Connector segment compared with the prior fiscal year (in thousands):

	2013	2012
Net revenue for prior year	$2,459,969	$2,600,469
Components of net revenue change:
Organic net revenue change	163,756	(194,483)
Currency translation	(45,816)	53,983
Total change in net revenue from prior year	117,940	(140,500)
Net revenue for current year	$2,577,909	$2,459,969
Organic net revenue change as a percentage of net revenue for prior year	6.7%	(7.5)%

The Connector segment sells primarily to the automotive, infotech, mobile devices, consumer and telecommunications markets. Segment organic net revenue increased during fiscal 2013 compared with the prior year primarily due to increased demand for new product introductions for certain mobile phones and tablets in the mobile devices market and continued growth in the automotive market, partially offset by lower demand in the consumer market. The increase in organic net revenue was partially offset by price erosion, which is generally higher in the Connector segment compared with our Custom & Electrical segment. Foreign currency translation decreased net revenue by $45.8 million during fiscal 2013 primarily due to a weaker Japanese yen against the U.S dollar.

Segment organic net revenue decreased during fiscal 2012 compared with the prior year due to slower customer demand, particularly in the mobile devices and consumer markets, partially offset by increased net revenue in the automotive market. Foreign currency translation increased net revenue by $54.0 million during fiscal 2012 primarily due to a stronger Japanese yen and weaker U.S dollar against most currencies except the euro.

The following table provides information on income from operations and operating margin for the Connector segment for the periods indicated (in thousands):

	2013	2012	2011
Income from operations	$372,074	$344,387	$396,233
Operating margin	14.4%	14.0%	15.2%

Connector segment income from operations increased in fiscal 2013 compared with fiscal 2012 primarily due to higher net revenue and higher absorption from increased production. Selling, general and administrative expenses for fiscal 2013 were reduced by $9.9 million due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. Foreign currency translation decreased selling, general and administrative expenses $7.4 million during fiscal 2013 compared with fiscal 2012 primarily due to a weaker Japanese yen against most currencies.

Connector segment income from operations declined in fiscal 2012 compared with fiscal 2011 primarily due to lower net revenue and higher gold and resin costs. We adjusted prices to partially offset rising material costs and minimize the impact of price erosion on gross profit and gross margin. Lower production levels due to decreasing customer demand also led to lower absorption of our fixed costs. Selling, general and administrative expenses for fiscal 2012 were consistent with fiscal 2011 as insurance proceeds for damages related to the earthquake and tsunami in Japan principally offset increases in investments in research and development and foreign currency translation. Foreign currency translation increased selling, general and administrative expenses $6.0 million during fiscal 2012 compared with fiscal 2011 primarily due to a weakening of the U.S. dollar against most currencies except the euro.

Custom & Electrical. The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

	2013	2012
Net revenue for prior year	$1,028,140	$985,120
Components of net revenue change:
Organic net revenue change	(3,598)	26,774
Currency translation	(12,791)	3,783
Acquisitions	29,541	12,463
Total change in net revenue from prior year	13,152	43,020
Net revenue for current year	$1,041,292	$1,028,140
Organic net revenue change as a percentage of net revenue for prior year	(0.3)%	2.7%

The Custom & Electrical segment sells primarily to the infotech, industrial and telecommunications markets. Custom & Electrical segment organic net revenue decreased during fiscal 2013 compared with the prior year primarily due to lower customer demand for production equipment in the industrial market and lower customer demand for networking devices in the infotech market. Foreign currency translation decreased net revenue by $12.8 million during fiscal 2013 primarily due to a weaker Japanese yen against the U.S dollar. Custom & Electrical segment organic net revenue increased in fiscal 2012 compared with fiscal 2011 due to increased demand in the infotech market. We acquired Affinity Medical Technologies, LLC during the second quarter of fiscal 2013, completed an asset purchase of Temp-Flex Cable, Inc. during the second quarter of fiscal 2012 and completed as asset purchase of Luxtera’s active optical cable business during the third quarter of fiscal 2011.

The following table provides information on income from operations and operating margin for the Custom & Electrical segment for the periods indicated (in thousands):

	2013	2012	2011
Income from operations	$143,470	$172,803	$154,370
Operating margin	13.8%	16.8%	15.7%

Custom & Electrical segment income from operations decreased during fiscal 2013 compared with fiscal 2012 primarily due to an unfavorable mix of product sales and lower absorption. Selling, general and administrative expenses increased as a percentage of net revenue in fiscal 2013 compared with fiscal 2012 due to acquisition related costs, increased investments in sales and marketing and research and development resources to penetrate new markets and drive future growth.
Custom & Electrical segment income from operations increased during fiscal 2012 compared with fiscal 2011 due to increased net revenue, favorable mix of product sales and higher absorption, partially offset by increased investments in sales and marketing and research and development resources to penetrate new markets, acquire customers and drive future growth. Selling, general and administrative expenses decreased as a percentage of net revenue in fiscal 2012 compared with fiscal 2011 as costs were controlled despite the increase in net revenue.

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $721.9 million and $652.2 million at June 30, 2013 and 2012, respectively. Cash, cash equivalents and marketable securities as of June 30, 2013 included $669.9 million held in non-U.S. accounts, including $285.3 million in countries where we may experience administrative delays in withdrawing and transferring cash to U.S. accounts. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in property, plant, equipment and acquisitions.

Total debt, including obligations under capital leases, totaled $364.3 million and $255.0 million at June 30, 2013 and 2012, respectively. We had available lines of credit totaling $504.2 million at June 30, 2013, including $340.0 million available on the Restated U.S. Credit Facility. See Note 12 of the Notes to Consolidated Financial Statements.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2013	2012	2011
Cash provided from operating activities	$382,552	$573,719	$466,151
Cash used for investing activities	(287,166)	(227,695)	(270,709)
Cash used for financing activities	(24,492)	(226,282)	(77,191)
Effect of exchange rate changes on cash	3,250	(14,924)	37,996
Net increase in cash and cash equivalents	$74,144	$104,818	$156,247

Operating Activities

Cash provided from operating activities in fiscal 2013 decreased $191.2 million from the prior year due to lower net income and payment of $182.8 million related to the settlement of litigation of unauthorized activities in Japan during the third quarter of fiscal 2013. See Note 3 of the Notes to Consolidated Financial Statements.

Cash provided from operating activities in fiscal 2012 increased by $107.6 million from fiscal 2011 primarily due to a $144.5 million decrease in working capital needs in fiscal 2012 as receivables decreased due to improved collections and lower net revenue.

Investing Activities

Cash used for investing activities in fiscal 2013 increased $59.5 million from fiscal 2012 due to a $35.8 million increase in capital expenditures and a $31.3 million increase in acquisition costs during fiscal 2013, partially offset by $9.9 million of property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. The increase in capital expenditures is primarily due to investments related to plant expansions and new product introductions.

During the second quarter of fiscal 2013, we acquired Affinity Medical Technologies, LLC, a medical electronics company, for $55.3 million. During the second quarter of fiscal 2012, we completed an asset purchase of Temp-Flex Cable, Inc., a specialty wire and cable company, for $24.0 million.

Financing Activities

Cash used for financing activities decreased to $24.5 million during fiscal 2013, compared with cash used for financing activities of $226.3 million in fiscal 2012, primarily due to net proceeds on debt in fiscal 2013 compared with net payments on debt in fiscal 2012, partially offset by an increase in dividends paid.

Net borrowings on the Restated U.S. Credit Facility during fiscal 2013 were $160.0 million, compared with net payments of $185.0 million in the prior year. The increase in net borrowings in fiscal 2013 primarily related to the payment of the settlement of litigation of unauthorized activities in Japan during the third quarter of fiscal 2013. We issued senior notes totaling $150.0 million in August 2011 and proceeds were used to pay down a portion of the U.S. Credit Facility in fiscal 2012.

We increased our quarterly cash dividend during the fourth quarter of fiscal 2013 to $0.24 per share, an increase of 9.1% from the previous quarterly cash dividend of $0.22 per share.

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

Total debt consisted of the following at June 30 (dollars in thousands):

	Average Interest Rate	Calendar Year Maturity	2013	2012
Long-term debt:
Private Placement	3.59%	2016 – 2021	$150,000	$150,000
U.S. Credit Facility	1.19%	2018	160,000	—
Unsecured bonds and term loans	N/A	N/A	—	37,556
Other debt	Varies	2013 – 2014	415	1,091
Total long-term debt			310,415	188,647
Less current portion of long-term debt:
Unsecured bonds and term loans	N/A		—	37,556
Other debt	Varies		415	1,059
Long-term debt, less current portion			310,000	150,032
Short-term borrowings:
Overdraft loans	0.56%	2013	50,450	62,645
Other short-term borrowings	Varies		3,418	3,673
Total short-term borrowings			53,868	66,318
Total debt			$364,283	$254,965

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At June 30, 2013, the outstanding balances of the overdraft loans, which require full repayment by the end of the terms if not renewed, approximated $50.5 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of June 30, 2013, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with an interest rate equivalent to six month Tokyo Interbank Offered Rate plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. The loan matured and was repaid during the year ended June 30, 2013.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States, which was subsequently amended, including in March 2011 when we increased the credit line to $350.0 million and extended the term to March 2016. In April 2013, we amended and restated the revolving credit facility (the Restated U.S. Credit Facility) to increase the credit line to $500.0 million and extend the term to April 2018. Borrowings under the Restated U.S. Credit Facility bear interest at a fluctuating interest rate (based on London Interbank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 100 basis points as of June 30, 2013. The agreement governing the Restated U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The Restated U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2013, we were in compliance with these covenants and had outstanding borrowings of $160.0 million.

Principal payments on long-term debt obligations are due as follows as of June 30, 2013 (in thousands):

Year one	$415
Year two	—
Year three	—
Year four	50,000
Year five	160,000
Thereafter	100,000
Total long-term debt obligations	$310,415

We had available lines of credit totaling $504.2 million at June 30, 2013, including $340.0 million available on the Restated U.S. Credit Facility. The lines of credit expire between 2013 and 2018.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at June 30, 2013, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$50,233	$16,398	$18,104	$7,538	$8,193
Capital lease obligations	7,329	3,833	3,389	107	—
Other long-term liabilities	11,730	1,534	875	197	9,124
Debt obligations(1)	401,689	50,450	—	217,274	133,965
Total	$470,981	$72,215	$22,368	$225,116	$151,282

(1)
Total does not include contractual obligations recorded on the balance sheet as current liabilities for certain purchase obligations, as discussed below. Debt obligations include fixed rate interest on the Private Placement.

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

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. We have net deferred tax assets of $106.7 million at June 30, 2013.

We periodically assess the carrying value of our gross deferred tax assets based upon our ability to generate sufficient future taxable income in certain tax jurisdictions. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, a valuation allowance is established in the period such determination is made. We have determined that it is unlikely that we will realize a net deferred asset in the future relating to certain non-U.S. net operating losses. The cumulative valuation allowance relating to net operating losses is approximately $48.5 million at June 30, 2013.

We have operations in countries around the world that are subject to income and other similar taxes in these countries. The estimation of the income tax amounts that we record involves the interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how foreign taxes may affect domestic taxes. Although we believe our tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters. Subsidiaries with historical net operating losses were able to utilize $1.5 million of these losses during fiscal 2013.

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

Pension Plans

The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. The three critical assumptions used, all of which impact the net periodic pension expense (income) and two of which impact the pension benefit obligation (PBO), are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The discount rate used to determine the present value of our future U.S. pension obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for U.S. pension obligations. The discount rates for our foreign pension plans are selected by using a yield curve approach or by reference to high quality corporate bond rates in those countries that have developed corporate bond markets. In those countries where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts. For additional information concerning the assumptions see Note 11 of the Notes to Consolidated Financial Statements.

The effects of the indicated increase and decrease in selected assumptions for our pension plans as of June 30, 2013, assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease) in PBO		Increase (Decrease) in Pension Expense
	U.S. Plan	Int’l Plans	U.S. Plan	Int’l Plans
Discount rate change:
Increase 50 basis points	$(6,982)	$(12,375)	$76	$(80)
Decrease 50 basis points	7,856	13,971	(105)	46
Expected rate of return change:
Increase 100 basis points	N/A	N/A	702	868
Decrease 100 basis points	N/A	N/A	(702)	(868)

Other Postretirement Benefits

We have retiree healthcare plans that cover the majority of our U.S. employees. There are no significant postretirement healthcare benefit plans outside of the U.S. The healthcare cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation (APBO) and retiree healthcare benefit expense. The effects of the indicated increase and decrease in the assumed healthcare cost trend rates for our retiree healthcare plans as of June 30, 2013, assuming no change in benefit levels is shown below (in thousands):

	Increase (Decrease) Total Annual Service and Interest Cost	Increase (Decrease) in APBO
Increase 100 basis points:	$41	$858
Decrease 100 basis points:	(36)	(758)

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

Fair Value of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities which are measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820-10, Fair Value Measurements and Disclosures, as of June 30, 2013 (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale and trading securities	$20,772	$20,772	$—	$—
Derivative financial instruments, net	2,081	—	2,081	—

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

Although we believe our assumptions in determining the projected cash flows are reasonable, changes in those estimates could affect the evaluation. In fiscal 2013, we applied the guidance under FASB Accounting Standards Update No. 2011-08 and completed a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the quantitative impairment test as required under current guidance.

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

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU updates accounting guidance related to foreign currency matters and resolves the diversity in practice about what guidance applies to the release of cumulative translation adjustment into net income when a reporting entity ceases to have a controlling financial interest in subsidiary or group of assets. The new guidance became effective for us July 1, 2013, with early adoption permitted. The new guidance is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new guidance became effective for us July 1, 2013. The new guidance will result in enhanced disclosures, but will not otherwise have an impact on our consolidated financial statements.

In July 2012, the FASB issued updated guidance on the periodic testing of intangible assets for impairment. The guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test as required under current guidance. The new guidance became effective for us July 1, 2013, with early adoption permitted. The new guidance will not have an impact on our consolidated financial statements.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, the development of natural hedges and the use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 15 of the Notes to Consolidated Financial Statements for discussion of foreign exchange contracts in use at June 30, 2013 and 2012.

We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 15 of the Notes to Consolidated Financial Statements for discussion of derivative instruments in use at June 30, 2013, 2012 and 2011.

The translation of the financial statements of non-U.S. operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations for fiscal 2013 were impacted by the translation of our international financial statements into U.S. dollars resulting in a $58.6 million decrease to net revenue and a $0.7 million decrease to income from operations compared with the prior year.

Our $10.4 million of marketable securities at June 30, 2013 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, Restated U.S. Credit Facility and overdraft loans. We do not actively manage the risk of interest rate fluctuations, but minimize our exposure through the issuance of private placement debt with fixed interest rates. Our marketable securities mature in less than 12 months. We had $160.0 million outstanding on our $500.0 million Restated U.S. Credit Facility with an interest rate of approximately 1.19% at June 30, 2013. We had $50.5 million outstanding on our Molex Japan overdraft loans at June 30, 2013 with fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Molex Incorporated

Molex Incorporated
Consolidated Balance Sheets
(in thousands)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$711,561	$637,417
Marketable securities	10,378	14,830
Accounts receivable, less allowances of $40,855 at June 30, 2013 and $37,876 at June 30, 2012	703,434	751,279
Inventories	531,810	531,825
Deferred income taxes	54,163	110,789
Other current assets	32,538	33,098
Total current assets	2,043,884	2,079,238
Property, plant and equipment, net	1,114,092	1,150,549
Goodwill	191,053	160,986
Non-current deferred income taxes	52,543	50,038
Other assets	185,282	170,692
Total assets	$3,586,854	$3,611,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$54,283	$104,933
Accounts payable	347,700	355,491
Accrued expenses:
Salaries, commissions and bonuses	113,433	89,404
Accrued liability for unauthorized activities in Japan	—	184,177
Other	127,652	122,631
Income taxes payable	15,966	35,360
Total current liabilities	659,034	891,996
Other non-current liabilities	18,382	18,174
Accrued pension and other postretirement benefits	76,275	115,176
Long-term debt	310,000	150,032
Total liabilities	1,063,691	1,175,378
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.05 par value; 200,000 shares authorized; 112,204 shares issued at June 30, 2013 and 2012	5,610	5,610
Class A Common Stock, $0.05 par value; 200,000 shares authorized; 116,730 shares issued at June 30, 2013 and 114,910 shares issued at June 30, 2012	5,836	5,746
Class B Common Stock, $0.05 par value; 146 shares authorized; 94 shares issued at June 30, 2013 and 2012	5	5
Paid-in capital	753,954	711,394
Retained earnings	2,623,868	2,539,931
Treasury stock (Common Stock, 16,644 shares at June 30, 2013 and 2012; Class A Common Stock, 34,372 shares at June 30, 2013 and 34,074 shares at June 30, 2012) at cost	(1,119,358)	(1,112,956)
Accumulated other comprehensive income	253,248	286,395
Total stockholders’ equity	2,523,163	2,436,125
Total liabilities and stockholders’ equity	$3,586,854	$3,611,503
See accompanying Notes to Consolidated Financial Statements.

Molex Incorporated
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended June 30,
	2013	2012	2011
Net revenue	$3,620,447	$3,489,189	$3,587,334
Cost of sales	2,557,333	2,420,726	2,499,197
Gross profit	1,063,114	1,068,463	1,088,137
Selling, general and administrative	685,582	657,732	643,462
Unauthorized activities in Japan	25,398	11,259	14,476
Total operating expenses	710,980	668,991	657,938
Income from operations	352,134	399,472	430,199
Interest expense, net	(4,560)	(5,360)	(5,708)
Other income, net	901	6,155	5,448
Total other (expense) income, net	(3,659)	795	(260)
Income before income taxes	348,475	400,267	429,939
Income taxes	104,852	118,890	131,131
Net income	$243,623	$281,377	$298,808
Earnings per share:
Basic	$1.37	$1.60	$1.71
Diluted	$1.36	$1.59	$1.70
Average common shares outstanding:
Basic	177,290	175,980	174,812
Diluted	179,328	177,382	175,943
See accompanying Notes to Consolidated Financial Statements.

Molex Incorporated
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended June 30,
	2013	2012	2011
Net income	$243,623	$281,377	$298,808
Foreign currency translation adjustments	(46,486)	(65,056)	147,772
Pension and postretirement medical benefits adjustments, net of tax of $6,698, $3,026 and $6,135 for the years ended June 30, 2013, 2012 and 2011	13,701	(23,344)	29,935
Unrealized (loss) gain on derivative instruments, net of tax of $240, $2,521 and $46 for the years ended June 30, 2013, 2012 and 2011	(153)	(4,676)	152
Unrealized investment (loss) gain, net of tax of $12, $1,149 and $689 for the years ended June 30, 2013, 2012 and 2011	(209)	(972)	1,814
Other comprehensive (loss) income	(33,147)	(94,048)	179,673
Total comprehensive income	$210,476	$187,329	$478,481
See accompanying Notes to Consolidated Financial Statements.

Molex Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended June 30,
	2013	2012	2011
Operating activities:
Net income	$243,623	$281,377	$298,808
Add (deduct) non-cash items included in net income:
Depreciation and amortization	234,885	236,974	242,171
Deferred income taxes	40,818	10,236	37,514
(Gain) loss on sale of property, plant and equipment	(5,292)	2,580	4,843
Share-based compensation	29,237	23,335	22,461
Other non-cash items	(10,342)	(20,561)	(22,554)
Changes in assets and liabilities:
Accounts receivable	23,690	44,161	(16,401)
Inventories	(10,874)	(5,338)	(25,916)
Accounts payable	9,684	312	(63,984)
Other current assets and liabilities	6,305	(10,246)	(9,298)
Unauthorized activities in Japan	(165,813)	—	—
Other assets and liabilities	(13,369)	10,889	(1,493)
Cash provided from operating activities	382,552	573,719	466,151
Investing activities:
Capital expenditures	(262,933)	(227,101)	(262,246)
Acquisitions	(55,299)	(24,000)	(18,847)
Proceeds from sales of property, plant and equipment	15,358	3,444	1,804
Proceeds from sales or maturities of marketable securities	12,727	12,496	11,936
Purchases of marketable securities	(8,713)	(14,934)	(8,328)
Insurance proceeds and other investing activities	11,694	22,400	4,972
Cash used for investing activities	(287,166)	(227,695)	(270,709)
Financing activities:
Proceeds from revolving credit facility	247,000	75,000	105,000
Payments on revolving credit facility	(87,000)	(260,000)	(20,000)
Proceeds from short-term loans and current portion of long-term debt	232,312	—	57,620
Payments on short-term loans and current portion of long-term debt	(271,163)	(53,748)	(60,270)
Proceeds from issuance of (payments on) long-term debt	—	149,425	(48,356)
Cash dividends paid	(155,791)	(140,638)	(114,410)
Exercise of stock options	14,482	7,873	7,269
Other financing activities	(4,332)	(4,194)	(4,044)
Cash used for financing activities	(24,492)	(226,282)	(77,191)
Effect of exchange rate changes on cash	3,250	(14,924)	37,996
Net increase in cash and cash equivalents	74,144	104,818	156,247
Cash and cash equivalents, beginning of year	637,417	532,599	376,352
Cash and cash equivalents, end of year	$711,561	$637,417	$532,599

Supplemental cash flow information:
Interest paid	$8,419	$6,272	$5,830
Income taxes paid	$71,444	$77,787	$98,117
See accompanying Notes to Consolidated Financial Statements.

Molex Incorporated
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Years Ended June 30,
	2013	2012	2011
Common stock	$11,451	$11,361	$11,285
Paid-in capital:
Beginning balance	$711,394	$674,494	$638,796
Stock-based compensation	29,237	23,335	22,461
Exercise of stock options	11,101	10,598	11,372
Issuance of stock awards	2,222	2,143	1,865
Other	—	824	—
Ending balance	$753,954	$711,394	$674,494
Retained earnings:
Beginning balance	$2,539,931	$2,402,944	$2,227,306
Net income	243,623	281,377	298,808
Dividends	(159,686)	(144,398)	(122,913)
Other	—	8	(257)
Ending balance	$2,623,868	$2,539,931	$2,402,944
Treasury stock:
Beginning balance	$(1,112,956)	$(1,106,039)	$(1,098,087)
Exercise of stock options	(6,402)	(6,917)	(7,952)
Ending balance	$(1,119,358)	$(1,112,956)	$(1,106,039)
Accumulated other comprehensive income:
Beginning balance	$286,395	$380,443	$200,770
Other comprehensive (loss) income	(33,147)	(94,048)	179,673
Ending balance	$253,248	$286,395	$380,443
Total stockholders’ equity	$2,523,163	$2,436,125	$2,363,127

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
Revision of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the three months ended September 30, 2012, we identified and corrected a prior period error for a $5.1 million overstatement of an income tax asset and retained earnings, initially recorded as part of our fiscal 2010 restatement and pertaining to periods prior to 2008. We assessed the materiality of the error in accordance with the Securities and Exchange Commission (the SEC) Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and 108), and based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected and, therefore, amendment of reports previously filed with the SEC was not required. However, we concluded correcting the error through an increase to income tax expense for the three months ended September 30, 2012 would materially understate results for that period. Accordingly, we revised our June 30, 2012 Consolidated Balance Sheet by reducing income taxes payable and retained earnings.

The revision to the financial statements did not impact our Consolidated Statements of Income, Comprehensive Income, Cash Flows or segment related reporting for the years ended June 30, 2013, 2012 and 2011. The effect of the correction on the Consolidated Balance Sheet as of June 30, 2012 follows (in thousands):

	As Reported	Correction	As Revised
Income taxes payable	$30,221	$5,139	$35,360
Total current liabilities	886,857	5,139	891,996
Total liabilities	1,170,239	5,139	1,175,378

Retained earnings	2,545,070	(5,139)	2,539,931
Total stockholders’ equity	2,441,264	(5,139)	2,436,125

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Molex Incorporated and our majority-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. The carrying value of equity method investments was $104.2 million and $101.9 million at June 30, 2013 and 2012, respectively. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

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

No mark-to-market adjustments were required during fiscal 2013, 2012 and 2011 because the carrying value of the securities approximated market value. We did not liquidate any available-for-sale securities prior to maturity in fiscal 2013, 2012 and 2011.

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

In fiscal 2013, we applied the guidance under FASB Accounting Standards Update No. 2011-08 and completed a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the quantitative impairment test as required under current guidance.

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

Revenue Recognition

We recognize net revenue when in the normal course of our business the following conditions are met: (i) a purchase order has been received from the customer with a corresponding order acknowledgment sent to the customer confirming delivery, price and payment terms, (ii) product has been shipped (FOB origin) or delivered (FOB destination) and title has clearly transferred to the customer or customer carrier, (iii) the price to the buyer is fixed and determinable for sales with an estimate of allowances made based on historical experience and (iv) there is reasonable assurance of collectability.

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

Research and Development

Costs incurred in connection with the development of new products and applications are charged to operations as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $185.7 million, $181.1 million and $170.1 million in fiscal 2013, 2012 and 2011, respectively.

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

We also use derivative instruments to hedge a portion of our cash flow exposure to fluctuations in the Chinese renminbi versus the U.S. dollar. These instruments are designated as cash flow hedges. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income and reclassified to cost of sales during the period the third party sales occur.

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

Accounting Changes

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU updates accounting guidance related to foreign currency matters and resolves the diversity in practice about what guidance applies to the release of cumulative translation adjustment into net income when a reporting entity ceases to have a controlling financial interest in subsidiary or group of assets. The new guidance became effective for us July 1, 2013, with early adoption permitted. The new guidance is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new guidance became effective for us July 1, 2013. The new guidance will result in enhanced disclosures, but will not otherwise have an impact on our consolidated financial statements.

In July 2012, the FASB issued updated guidance on the periodic testing of intangible assets for impairment. The guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test as required under current guidance. The new guidance became effective for us July 1, 2013, with early adoption permitted. The new guidance will not have an impact on our consolidated financial statements.

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

3. Unauthorized Activities in Japan

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010, we investigated unauthorized activities at Molex Japan Co., Ltd. Based on the results of the completed investigation, we recorded an accrued liability of $165.8 million for accounting purposes for the effect of unauthorized activities. On August 31, 2010, Mizuho Bank (Mizuho), which held the unauthorized loans, filed a complaint in Tokyo District Court requesting the court find Molex Japan liable for payment on the outstanding unauthorized loans and to enter a judgment for such payment. On February 15, 2013, Molex settled the litigation with Mizuho and agreed to pay ¥17.0 billion ($182.8 million). Mizuho agreed to dismiss the district court proceedings, release restrictions held since 2010 on Molex cash accounts of approximately $4.5 million and release Molex from any future claims relating to the unauthorized loans and provisional attachments.

As of the settlement date, the accrued liability for these unauthorized activities was $158.1 million, including $7.7 million in cumulative foreign currency translation, which was recorded as a component of other comprehensive income, net of tax. We recognized a net loss of $25.4 million ($16.2 million after-tax) during fiscal 2013, representing amounts related to the settlement not previously accrued, recognition of investment assets worth approximately $4.2 million related to the unauthorized activities and investigative and legal fees.

Unauthorized activities in Japan for the years ended June 30, 2012 and 2011 represent investigative and legal fees.

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

	2013	2012	2011
Net income	$243,623	$281,377	$298,808
Basic average common shares outstanding	177,290	175,980	174,812
Effect of dilutive stock options	2,038	1,402	1,131
Diluted weighted average common shares outstanding	179,328	177,382	175,943
Earnings per share:
Basic	$1.37	$1.60	$1.71
Diluted	$1.36	$1.59	$1.70

Excluded from the computations above were anti-dilutive shares of 3.3 million, 2.7 million and 5.6 million in fiscal 2013, 2012, and 2011, respectively.

5. Acquisitions

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

During the third quarter of fiscal 2011, we completed an asset purchase of Luxtera’s active optical cable business for $24.6 million and recorded goodwill of $14.6 million. The purchase price included contingent consideration of up to $5.8 million payable through fiscal 2014 upon the seller meeting certain criteria.

6. Inventories

Inventories, less allowances of $38.4 million at June 30, 2013 and $38.1 million at June 30, 2012, consist of the following (in thousands):

	2013	2012
Raw materials	$77,202	$84,536
Work in process	153,581	145,610
Finished goods	301,027	301,679
Total inventories	$531,810	$531,825

7. Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following (in thousands):

	2013	2012
Land and improvements	$69,406	$74,116
Buildings and leasehold improvements	804,695	821,068
Machinery and equipment	1,793,939	1,834,835
Molds and dies	721,558	781,009
Construction in progress	112,125	105,798
Total	3,501,723	3,616,826
Accumulated depreciation	(2,387,631)	(2,466,277)
Net property, plant and equipment	$1,114,092	$1,150,549

Depreciation expense for property, plant and equipment was $228.8 million, $231.3 million and $236.6 million in fiscal 2013, 2012 and 2011, respectively.

8. Goodwill

At June 30, changes to goodwill by segment follows (in thousands):

	2013			2012
	Connector	Custom & Electrical	Total	Connector	Custom & Electrical	Total
Beginning balance	$126,880	$298,246	$425,126	$126,803	$286,789	$413,592
Additions	—	31,576	31,576	—	12,256	12,256
Foreign currency translation	(1,197)	(312)	(1,509)	77	(799)	(722)
Goodwill	125,683	329,510	455,193	126,880	298,246	425,126
Accumulated impairment losses	(93,140)	(171,000)	(264,140)	(93,140)	(171,000)	(264,140)
Goodwill, net of impairment losses	$32,543	$158,510	$191,053	$33,740	$127,246	$160,986

9. Other Intangible Assets

All of our intangible assets other than goodwill are included in other assets. Assets with indefinite lives represent acquired trade names. The value of these indefinite-lived intangible assets was $6.8 million and $4.3 million at June 30, 2013 and 2012, respectively.

The components of finite-lived intangible assets at June 30 are summarized as follows (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$43,253	$(12,282)	$30,971	$34,532	$(9,681)	$24,851
Technology-based	33,210	(20,715)	12,495	27,041	(18,086)	8,955
License fees	9,925	(8,811)	1,114	10,036	(7,989)	2,047
Total	$86,388	$(41,808)	$44,580	$71,609	$(35,756)	$35,853

We estimate that we have no significant residual value related to our finite-lived intangible assets.

During fiscal 2013 and 2012, we recorded additions to intangible assets of $17.5 million and $3.8 million, respectively. The components of intangible assets acquired during fiscal 2013 and 2012 were as follows (in thousands):

	2013		2012
	Gross Carrying Amount	Weighted Average Life	Gross Carrying Amount	Weighted Average Life
Customer-related	$8,800	20.0 years	$2,200	10.0 years
Technology-based	6,200	7.7 years	1,600	8.0 years
Trade names	2,500	Indefinite	—	N/A
Total	$17,500		$3,800

Acquired intangibles are generally amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $6.1 million for fiscal 2013, $5.7 million for fiscal 2012 and $5.3 million for fiscal 2011. The estimated future amortization expense related to intangible assets as of June 30, 2013 is as follows (in thousands):

2014	$5,423
2015	5,275
2016	4,641
2017	4,378
2018	3,645
Thereafter	21,218
Total	$44,580

10. Income Taxes

Income before income taxes for fiscal years ended June 30, is summarized as follows (in thousands):

	2013	2012	2011
United States	$113,681	$158,993	$198,349
International	234,794	241,274	231,590
Income before income taxes	$348,475	$400,267	$429,939

The components of income tax expense (benefit) for fiscal years ended June 30, follows (in thousands):

	2013	2012	2011
Current:
U.S. federal	$(7,070)	$51,081	$63,630
State	2,300	2,773	4,501
International	68,804	54,800	25,486
Total current	$64,034	$108,654	$93,617
Deferred:
U.S. federal	$48,995	$4,489	$14,764
International	(8,177)	5,747	22,750
Total deferred	$40,818	$10,236	$37,514
Total income tax expense	$104,852	$118,890	$131,131

Our effective tax rate differs from the U.S. federal income tax rate for the years ended June 30, as follows:

	2013	2012	2011
U.S. federal income tax rate	35.0%	35.0%	35.0%
Permanent tax exemptions	(3.4)	(1.8)	(2.0)
U.S. tax on foreign earnings	1.9	(0.2)	1.2
Provision for tax contingencies	0.4	—	(0.4)
Valuation allowance	0.2	(2.9)	(1.6)
Reduction of benefit from share-based payments	0.3	0.8	1.1
State income taxes, net of federal tax benefit	0.4	0.5	0.7
Foreign tax rates less than U.S. federal tax rate (net)	(3.0)	(1.8)	(4.7)
Other	(1.7)	0.1	1.2
Effective tax rate	30.1%	29.7%	30.5%

The effective tax rate was 30.1%, 29.7% and 30.5% for fiscal 2013, 2012 and 2011, respectively, reflecting the mix of earnings in tax jurisdictions with tax rates less than the U.S. federal rate of 35.0%.

At June 30, 2013, we had approximately $175.4 million of non-U.S. net operating loss carryforwards. Approximately 81.4% of the non-U.S. net operating losses can be carried forward indefinitely. The remaining losses have expiration dates over the next five to ten years.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2013 and 2012, we recorded valuation allowances of $48.5 million and $50.3 million, respectively, against the non-U.S. net operating loss carryforward deferred tax assets.

During fiscal 2013, we reduced a capital loss deferred tax asset by $11.0 million. We also reduced the valuation allowance by $11.0 million as it is more likely than not the deferred tax asset will not be realized.

The components of net deferred tax assets and liabilities as of June 30 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Pension and other postretirement liabilities	$11,809	$25,028
Stock option and other benefits	25,879	23,001
Capitalized research and development	—	1,007
Foreign tax credits	35,301	6,612
Net operating loss carryforwards	52,777	52,505
Inventory	19,909	20,161
Restructuring	4,509	3,652
Accrued liability for unauthorized activities in Japan	—	78,182
Allowance for doubtful accounts	9,196	7,842
Patents	5,277	5,488
Severance	4,625	2,088
Capital loss	32,807	44,040
Other, net	42,499	34,321
Total deferred tax assets before valuation allowance	$244,588	$303,927
Valuation allowance	(88,559)	(102,878)
Total deferred tax assets	$156,029	$201,049
Deferred tax liabilities:
Investments	(34,790)	(32,182)
Depreciation and amortization	(14,533)	(7,972)
Other, net	—	(68)
Total deferred tax liabilities	$(49,323)	$(40,222)
Total net deferred tax assets	$106,706	$160,827

The net deferred tax amounts reported in the consolidated balance sheet as of June 30 are as follows (in thousands):

	2013	2012
Net deferred taxes:
Current asset	$54,163	$110,789
Non-current asset	52,543	50,038
Total	$106,706	$160,827

We have not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $1.3 billion of undistributed earnings of certain non-U.S. subsidiaries as of June 30, 2013. These earnings are intended to be permanently invested. It is not practicable to estimate the additional income taxes that would be paid if the permanently reinvested earnings were distributed.

We are currently benefitting from preferential income tax treatment in jurisdictions including Singapore, China, Thailand, the Philippines, Mexico, Poland, Korea and Vietnam. As a result of such tax incentives, our tax expense was reduced by approximately $11.7 million during fiscal 2013. The expiration of various tax holidays is scheduled in whole or in part during fiscal 2014 through fiscal 2020. Many of these holidays may be extended when certain conditions are met or terminated if we fail to satisfy certain requirements, which could have an unfavorable tax rate impact.

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

	2013	2012	2011
Unrecognized tax benefits	$17,065	$16,987	$18,375
Portion that, if recognized, would reduce tax expense and effective tax rate	17,065	16,987	18,375

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

Balance as of June 30, 2011	$18,375
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	28
Reductions relating to settlements with taxing authorities	(1,138)
Reductions due to lapse of applicable statute of limitations	(278)
Balance as of June 30, 2012	$16,987
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,084
Reductions relating to settlements with taxing authorities	(911)
Reductions due to lapse of applicable statute of limitations	(95)
Balance as of June 30, 2013	$17,065

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. The examinations of U.S. federal income tax returns for 2007, 2008 and 2009 were completed during fiscal 2012. The tax years 2010 through 2013 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of June 30, 2013, there were no material interest or penalty amounts to accrue.

11. Profit Sharing, Pension and Post Retirement Medical Benefit Plans

Profit Sharing Plans

We provide discretionary savings and other defined contribution plans covering substantially all of our U.S. employees and certain employees in international subsidiaries. Employer contributions to these plans of $30.6 million, $24.7 million and $16.4 million were charged to operations during fiscal 2013, 2012 and 2011, respectively. Effective January 1, 2011, U.S. defined contribution plans were merged into a 401(k) plan with a non-discretionary base company contribution and the opportunity for discretionary savings and employer matching contributions.

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

Post Retirement Medical Benefit Plans

We have retiree healthcare plans that cover the majority of our U.S. employees. Employees hired before January 1, 1994 may become eligible for these benefits if they reach age 55, with age plus years of service equal to 70. Employees hired after January 1, 1994 may become eligible for these benefits if they reach age 60, with age plus years of service equal to 80. The cost of retiree healthcare is accrued over the period in which the employees become eligible for such benefits. We continue to fund benefit costs primarily as claims are paid. We discontinued the plans in January 2009 for all employees who were not within 10 years of qualifying. There are no significant postretirement healthcare benefit plans outside of the United States. Effective December 31, 2012, we amended a postretirement medical benefits plan in the U.S. to cap subsidies provided to plan participants retiring after January 31, 2013. We remeasured the postretirement medical benefits liability, resulting in an $18.5 million reduction in the liability with the offset to other comprehensive income, net of tax. The benefit of the remeasured liability will be recognized over a 27 month period, which is the average time until the remaining active participants in the plan are retirement eligible.

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

Benefit Obligation and Plan Assets

The accumulated benefit obligations as of June 30, were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Accumulated benefit obligation	$82,797	$80,826	$144,626	$141,225	$9,231	$29,083

The changes in the benefit obligations and plan assets for the plans described above were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Change in projected benefit obligation:
Beginning benefit obligation	$85,339	$71,429	$153,477	$130,897	$29,083	$41,168
Service cost	—	—	7,768	7,008	437	1,094
Interest cost	4,052	4,130	4,330	4,377	962	2,344
Plan participants’ contributions	—	—	—	—	1,030	1,040
Actuarial loss (gain)	(1,383)	11,729	8,865	20,910	(1,866)	(14,638)
Plan amendment	—	—	—	—	(18,506)	—
Special termination benefits	—	—	—	—	16	8
Actual expenses	—	—	(81)	(102)	—	—
Effect of curtailment or settlement	—	—	(572)	—	—	—
Other	—	—	—	1,902	—	—
Benefits paid to plan participants	(1,779)	(1,949)	(2,857)	(3,648)	(1,925)	(1,933)
Changes in foreign currency	—	—	(14,113)	(7,867)	—	—
Ending projected benefit obligation	$86,229	$85,339	$156,817	$153,477	$9,231	$29,083

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Change in plan assets:
Beginning fair value of plan assets	$69,835	$70,761	$82,884	$71,867	$—	$—
Actual return on plan assets	7,792	(27)	10,339	3,474	—	—
Employer contributions	2,000	1,050	17,786	16,859	895	893
Settlements	—	—	(572)	—	—	—
Actual expenses	—	—	(81)	(102)	—	—
Plan participants’ contributions	—	—	—	—	1,030	1,040
Benefits paid to plan participants	(1,779)	(1,949)	(2,857)	(3,648)	(1,925)	(1,933)
Changes in foreign currency	—	—	(9,305)	(5,566)	—	—
Ending fair value of plan assets	$77,848	$69,835	$98,194	$82,884	$—	$—

The funded status, the amount by which plan assets exceed (or are less than) the projected benefit obligation, was as follows at June 30 (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Funded Status	$(8,381)	$(15,504)	$(58,623)	$(70,593)	$(9,231)	$(29,083)

The amounts recognized in the consolidated balance sheets were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Accrued pension and other post retirement benefits	$(8,381)	$(15,504)	$(58,623)	$(70,593)	$(9,231)	$(29,083)
Accumulated other comprehensive income	22,761	27,138	44,560	46,868	(28,179)	(14,471)
Net amount recognized	$14,380	$11,634	$(14,063)	$(23,725)	$(37,410)	$(43,554)

The amounts comprising accumulated other comprehensive income before taxes were as follows (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Net transition liability	$—	$—	$16	$56	$—	$—
Net actuarial (gain) loss	22,761	27,138	42,955	44,577	(9,567)	(8,189)
Net prior service costs (credit)	—	—	1,589	2,235	(18,612)	(6,282)
Defined benefit plans, net	$22,761	$27,138	$44,560	$46,868	$(28,179)	$(14,471)

The net gain recognized in other comprehensive income was $20.4 million in fiscal 2013.

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	5.3%	4.8%	2.8%	2.9%	4.4%	4.8%
Rate of compensation increase	3.5%	3.5%	3.2%	3.2%	—%	—%
Healthcare cost trend	—%	—%	—%	—%	8.5%	8.5%
Ultimate healthcare cost trend	—%	—%	—%	—%	5.0%	5.0%
Years of ultimate rate	—	—	—	—	2020	2019

For the postretirement medical benefit plan, a one-percentage point change in the assumed healthcare cost trend rates would have the following effect (in thousands):

	2013	2012	2011
Effect on total service and interest cost:
Increase 100 basis points	$41	$589	$676
Decrease 100 basis points	(36)	(481)	(553)
Effect on benefit obligation:
Increase 100 basis points	$858	$4,534	$6,827
Decrease 100 basis points	(758)	(3,736)	(5,621)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.8%	5.9%	5.7%	2.9%	3.5%	3.1%	4.8%	5.8%	5.5%
Expected return on plan assets	7.8%	8.0%	8.3%	4.3%	3.6%	4.6%	—%	—%	—%
Rate of compensation increase	3.5%	3.5%	3.5%	3.2%	3.1%	3.1%	—%	—%	—%
Healthcare cost trend	—%	—%	—%	—%	—%	—%	8.5%	8.5%	8.5%
Ultimate healthcare cost trend	—%	—%	—%	—%	—%	—%	5.0%	5.0%	5.0%
Years of ultimate rate	—	—	—	—	—	—	2019	2018	2018

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

Net Periodic Benefit Cost

The components of net periodic benefit cost for our plans consist of the following for the years ended June 30 (in thousands):

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$1,487	$7,768	$7,008	$6,075	$437	$1,094	$1,369
Interest cost	4,052	4,130	3,934	4,330	4,377	4,198	962	2,344	2,469
Expected return on plan assets	(5,444)	(5,632)	(5,057)	(3,713)	(2,992)	(2,738)	—	—	—
Amortization of prior service cost	—	—	1	243	266	244	(6,177)	(2,065)	(2,065)
Amortization of unrecognized transition obligation	—	—	—	41	40	40	—	—	—
Recognized actuarial losses	647	93	745	2,170	1,071	2,172	(487)	327	1,331
Curtailment or settlement loss (gain)	—	—	10	212	—	419	16	8	23
Net periodic benefit cost	$(745)	$(1,409)	$1,120	$11,051	$9,770	$10,410	$(5,249)	$1,708	$3,127

The amount of accumulated other comprehensive income that was reclassified as a component of net period benefit cost in fiscal 2013 was $3.6 million. The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost in fiscal 2014 is $8.6 million.

Plan Assets

Our overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risks at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes with a focus on total return. The target U.S. pension asset allocation is 67% public equity investments and 33% fixed income investments. The fair value of our pension plan assets at June 30, 2013 by asset category is as follows (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Plans:
Cash and marketable securities	$266	$266	$—	$—
Equity
Domestic large-cap	18,580	18,580	—	—
Domestic mid-cap growth	18,088	18,088	—	—
International large-cap	16,368	16,368	—	—
Other	1,784	1,784	—	—
Fixed Income
Corporate bonds	22,762	22,762	—	—
Total U.S. Plans	77,848	77,848	—	—
Non-U.S. Plans:
Cash and marketable securities	$11,846	$11,846	$—	$—
Equity
Domestic large-cap	14,624	—	14,624	—
International large-cap	17,887	5,375	12,512
Other	8,873	8,873	—	—
Fixed Income
International government bond funds	30,514	23,481	7,033	—
Other	4,455	4,455	—	—
Real estate property	1,184	—	—	1,184
Other	8,811	—	—	8,811
Total Non-U.S. Plans	98,194	54,030	34,169	9,995
Total	$176,042	$131,878	$34,169	$9,995

The fair value of our pension plan assets at June 30, 2012 by asset category is as follows (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Plans:
Cash and marketable securities	$155	$155	$—	$—
Equity
Domestic large-cap	15,425	15,425	—	—
Domestic mid-cap growth	15,423	15,423	—	—
International large-cap	14,182	14,182	—	—
Emerging markets growth	2,007	2,007	—	—
Fixed Income
Domestic bond funds	22,643	22,643	—	—
Total U.S. Plans	69,835	69,835	—	—
Non-U.S. Plans:
Cash and marketable securities	$10,551	$10,551	$—	$—
Equity
Domestic large-cap	12,294	—	12,294	—
International large-cap	14,428	3,353	11,075	—
Other	6,051	6,051	—	—
Fixed Income
International government bond funds	27,316	20,959	6,357	—
Other	2,982	2,982	—	—
Real estate	1,170	—	—	1,170
Other	8,092	—	—	8,092
Total Non-U.S. Plans	82,884	43,896	29,726	9,262
Total	$152,719	$113,731	$29,726	$9,262

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the period ended June 30, 2013 (in thousands):

	Fair Value at July 1, 2012	Return on plan assets	Net purchases/ sales	Net transfers into/(out of) level 3	Reclassifications	Fair Value at June 30, 2013
Asset Category
Real estate property	$1,170	$14	$—	$—	$—	$1,184
Other	8,092	719	—	—	—	8,811

Funding Expectations

Expected funding for the U.S. pension plan and other postretirement benefit plans for fiscal 2014 is approximately $2.0 million and $0.7 million, respectively. Expected funding for the non-U.S. plans during fiscal 2014 is approximately $15.3 million.

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $14.0 million in any year through 2023.

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

Multiemployer Pension Plan

In Japan, we participate in the Kanagawaken Densetsu Pension Fund, a multiemployer defined benefit pension plan. The most recent financial statements as of March 31, 2013 disclosed the plan was funded between 65% and 80%. This plan is not currently subject to collective bargaining agreements or a funding improvement plan. Our contributions to the plan, which represent more than 5% of total contributions to the plan, were approximately $5.5 million, $5.5 million and $5.0 million during fiscal 2013, 2012 and 2011, respectively.

12. Debt

Total debt consisted of the following (dollars in thousands):

	Average Interest Rate	Calendar Year Maturity	2013	2012
Long-term debt:
Private Placement	3.59%	2016 – 2021	$150,000	$150,000
U.S. Credit Facility	1.19%	2018	160,000	—
Unsecured bonds and term loans	N/A	N/A	—	37,556
Other debt	Varies	2013 – 2014	415	1,091
Total long-term debt			310,415	188,647
Less current portion of long-term debt:
Unsecured bonds and term loans	N/A		—	37,556
Other debt	Varies		415	1,059
Long-term debt, less current portion			310,000	150,032
Short-term borrowings:
Overdraft loans	0.56%	2013	50,450	62,645
Other short-term borrowings	Varies		3,418	3,673
Total short-term borrowings			53,868	66,318
Total debt			$364,283	$254,965

In September 2012, Molex Japan entered into three overdraft loans totaling ¥11.0 billion, with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 40 basis points to 70 basis points. At June 30, 2013, the outstanding balances of the overdraft loans, which require full repayment by the end of the terms if not renewed, approximated $50.5 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement contains customary covenants regarding liens, debt, substantial asset sales and mergers. The Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of June 30, 2013, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In March 2010, Molex Japan entered into a ¥3.0 billion syndicated term loan for three years, with an interest rate equivalent to six month Tokyo Interbank Offered Rate plus 75 basis points and scheduled principal payments of ¥0.5 billion every six months. The loan matured and was repaid during the year ended June 30, 2013.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States (the U.S. Credit Facility), which was subsequently amended, including in March 2011 when we increased the credit line to $350.0 million and extended the term to March 2016. In April 2013, we amended and restated the revolving credit facility (the Restated U.S. Credit Facility) to increase the credit line to $500.0 million and extend the term to April 2018. Borrowings under the Restated U.S. Credit Facility bear interest at a fluctuating interest rate (based on London Interbank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 100 basis points as of June 30, 2013. The agreement governing the Restated U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The Restated U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and fixed charge coverage. As of June 30, 2013, we were in compliance with these covenants and had outstanding borrowings of $160.0 million.

Principal payments on long-term debt obligations are due as follows as of June 30, 2013 (in thousands):

Year one	$415
Year two	—
Year three	—
Year four	50,000
Year five	160,000
Thereafter	100,000
Total long-term debt obligations	$310,415

We had available lines of credit totaling $504.2 million at June 30, 2013, including $340.0 million available on the Restated U.S. Credit Facility. The lines of credit expire between 2013 and 2018.

13. Operating Leases

We rent certain facilities and equipment under operating lease arrangements. Some of the leases have renewal options. Future minimum lease payments are presented below for the years ended June 30 (in thousands):

2014	$16,398
2015	10,945
2016	7,159
2017	4,775
2018	2,763
2019 and thereafter	8,193
Total lease payments	$50,233

Rental expense was $17.7 million, $17.6 million and $16.6 million in fiscal 2013, 2012 and 2011, respectively.

14. Fair Value Measurements

The following table summarizes our financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands), as of June 30:

	Total Measured at Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2013	2012	2013	2012	2013	2012	2013	2012
Available-for-sale and trading securities	$20,772	$29,651	$20,772	$29,651	$—	$—	$—	$—
Derivative financial instruments, net	2,081	7,029	—	—	2,081	7,029	—	—

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

15. Derivative Instruments and Hedging Activities

We use derivative instruments to manage our foreign exchange and commodity cost exposures. All derivative instruments are recognized at fair value in other current assets or liabilities.

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other (expense) income. The notional amounts of the forward contracts were $228.5 million and $223.3 million at June 30, 2013 and 2012, respectively, with corresponding fair values of a $0.8 million asset at June 30, 2013 and a $2.6 million asset at June 30, 2012.

Cash Flow Hedges

During the third quarter of fiscal 2013, we expanded our hedge program to include foreign currency forward contracts to hedge a portion of our cash flow exposure to fluctuations in the Chinese renminbi versus the U.S. dollar. These derivative instruments are designated as cash flow hedges and target up to 70% of our projected U.S. dollar denominated third party sales from a subsidiary based in China. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income (AOCI) and reclassified to cost of sales during the period the third party sales occur. The notional amount of the forward contracts was $37.5 million at June 30, 2013, with an immaterial corresponding fair value at June 30, 2013. These forward contracts have maturities of 12 months or less.

We use derivatives in the form of call options to hedge the variability of gold and copper prices. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of AOCI and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $1.1 million, $4.4 million and $7.8 million at June 30, 2013, 2012 and 2011, respectively. These call options have maturities of 12 months or less.

For the fiscal years ended June 30, 2013, 2012 and 2011, the impact to AOCI and earnings from cash flow hedges before taxes follows (in thousands):

	2013	2012	2011
Unrealized gain (loss) recognized in AOCI	$(7,626)	(7,197)	$231
Realized (loss) gain reclassified into earnings	(7,233)	6,707	7,119

At June 30, 2013, $4.6 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

16. Equity

Capital Stock

The shares of Common Stock, Class A Common Stock and Class B Common Stock are identical except as to voting rights. Class A Common Stock has no voting rights except in limited circumstances. So long as more than 50% of the authorized number of shares of Class B Common Stock continues to be outstanding, all matters submitted to a vote of the stockholders, other than the election of directors, must be approved by a majority of the Class B Common Stock, voting as a class, and by a majority of the Common Stock, voting as a class. During such period, holders of a majority of the Class B Common Stock could veto corporate action, other than the election of directors, which requires stockholder approval. There are 25 million shares of preferred stock authorized, none of which were issued or outstanding during the three years ended June 30, 2013.

The Class B Common Stock can be converted into Common Stock on a share-for-share basis at any time at the option of the holder. The authorized Class A Common Stock would automatically convert into Common Stock on a share-for-share basis at the discretion of the Board of Directors upon the occurrence of certain events. Upon such conversion, the voting interests of the holders of Common Stock and Class B Common Stock would be diluted. Our Class B Common Stock outstanding has remained at 94,255 shares during the three years ended June 30, 2013.

The holders of the Common Stock, Class A Common Stock and Class B Common Stock participate equally, share-for-share, in any dividends that may be paid thereon if, as and when declared by the Board of Directors or in any assets available upon our liquidation or dissolution.

Changes in stock for the years ended June 30 follows (in thousands):

	Common Stock		Class A Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding at June 30, 2010	112,204	$5,610	111,839	$5,592	(49,942)	$(1,098,087)
Exercise of stock options	—	—	1,484	74	(414)	(7,952)
Issuance of stock awards	—	—	1	—	—	—
Other	—	—	76	4	—	—
Outstanding at June 30, 2011	112,204	$5,610	113,400	$5,670	(50,356)	$(1,106,039)
Exercise of stock options	—	—	1,435	71	(362)	(6,917)
Other	—	—	75	5	—	—
Outstanding at June 30, 2012	112,204	$5,610	114,910	$5,746	(50,718)	$(1,112,956)
Exercise of stock options	—	—	1,740	87	(298)	(6,402)
Other	—	—	80	3	—	—
Outstanding at June 30, 2013	112,204	$5,610	116,730	$5,836	(51,016)	$(1,119,358)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the fiscal years ended June 30 follows (in thousands):

	2013	2012
Foreign currency translation adjustments	$291,613	$338,099
Pension and postretirement medical benefits adjustments, net of tax of $2,758 and $9,456 for the years ended June 30, 2013 and 2012	(36,322)	(50,023)
Unrealized (loss) gain on derivative instruments, net of tax of $1,738 and $1,498 for the years ended June 30, 2013 and 2012	(2,936)	(2,783)
Unrealized investment gain, net of tax of $501 and $513 for the years ended June 30, 2013 and 2012	893	1,102
Total	$253,248	$286,395

17. Stock Incentive Plans

Share-based compensation is comprised of expense related to stock options and stock awards. Share-based compensation cost was $29.2 million, $23.3 million and $22.5 million for fiscal 2013, 2012 and 2011, respectively. The income tax benefits related to share-based compensation were $10.6 million, $8.5 million and $8.2 million for fiscal 2013, 2012 and 2011, respectively.

Stock Options

Beginning in fiscal 2009, stock options that we grant to employees who are not executive officers (“non-officer employees”) are options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the grant with a term of 10 years.

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

The stock options that are approved for grant to executive officers and directors are generally options to purchase Class A Common Stock at an exercise price that is 100% of the fair market value of the stock on the grant date. These grants generally vest 25% per year beginning the first anniversary date of the award with a term of 10 years. The total number of shares authorized for stock option grants to employees, executive officers and directors is 30 million.

Stock option transactions are summarized as follows (exercise price represents a weighted-average, shares in thousands):

	Shares	Exercise Price
Outstanding at June 30, 2010	8,898	$19.27
Granted	2,871	18.34
Exercised	(929)	12.32
Forfeited or expired	(1,027)	23.42
Outstanding at June 30, 2011	9,813	$18.96
Granted	2,087	16.01
Exercised	(821)	13.17
Forfeited or expired	(951)	28.35
Outstanding at June 30, 2012	10,128	$17.94
Granted	2,198	21.40
Exercised	(1,377)	18.55
Forfeited or expired	(880)	22.32
Outstanding at June 30, 2013	10,069	$18.23
Exercisable at June 30, 2013	4,737	$18.00

At June 30, 2013, there was $15.1 million of total unrecognized compensation cost related to the above nonvested stock options. At June 30, 2013, exercisable options had an aggregate intrinsic value of $33.3 million with a weighted-average remaining contractual life of 5.4 years. In addition, there were 5.1 million options expected to vest, after consideration of expected forfeitures, with an aggregate intrinsic value of $33.2 million. Total options outstanding had an aggregate intrinsic value of $67.6 million with a weighted-average remaining contractual life of 6.8 years. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $7.1 million, $6.6 million and $7.8 million, respectively.

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

	2013	2012	2011
Weighted-average fair value of options granted:
At market value of underlying stock	$4.54	$3.20	$4.33
At less than market value of underlying stock	n/a	n/a	n/a
Assumptions:
Dividend yield	4.11%	5.02%	3.49%
Expected volatility	36.16%	36.76%	35.76%
Risk-free interest rate	0.84%	1.32%	1.80%
Expected life of option (years)	5.77	5.93	6.53

At June 30, 2013, there were options outstanding to purchase 10.1 million shares of Class A Common Stock.

Stock Awards

Stock awards are generally comprised of stock units that are convertible into shares of Class A Common Stock. Generally, these grants vest 25% per year over four years beginning the first anniversary date of the award. Stock awards transactions are summarized as follows (fair value represents a weighted-average, shares in thousands):

	Shares	Fair Value
Nonvested shares at June 30, 2010	1,371	$18.47
Granted	1,003	17.52
Vested	(555)	20.08
Forfeited	(5)	15.63
Nonvested shares at June 30, 2011	1,814	$17.45
Granted	1,063	16.20
Vested	(614)	17.85
Forfeited	(1)	22.58
Nonvested shares at June 30, 2012	2,262	$16.75
Granted	1,148	21.41
Vested	(947)	17.22
Forfeited	(11)	20.29
Nonvested shares at June 30, 2013	2,452	$18.73

At June 30, 2013, there was $32.9 million of total unrecognized compensation cost related to the above nonvested stock awards. We expect to recognize the cost of these stock awards over a weighted-average period of 2.7 years. At June 30, 2013, the nonvested stock awards had an aggregate intrinsic value of $60.9 million. The total fair value of shares vested during fiscal 2013, 2012 and 2011 was $16.3 million, $11.0 million and $11.2 million, respectively.

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

18. Contingencies

We are currently a party to various legal proceedings, claims and investigations and potentially material contingencies are discussed below.

Employment and Benefits Litigation

In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24.0 million ($31.2 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer.

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

On February 24, 2012, the five employees who fall within the executive section submitted a reply brief and requested a postponement of the March 5, 2012 court date. The court granted the request and rescheduled separate court dates for each plaintiff. On June 25, 2012, one plaintiff withdrew his claims against Molex. On June 19, 2013, the Toulouse Labor Court decided it has jurisdiction over Molex with respect to three of the executive section plaintiffs and Molex has decided to appeal that decision. On May 16, 2013, the Toulouse Appellate Court affirmed the Toulouse Labor Court ruling that it has jurisdiction over Molex with respect to the remaining executive section plaintiff and Molex intends to appeal that decision to the French Supreme Court (Court of Cassation).

On February 7, 2013, the Toulouse Appellate Court affirmed the Toulouse Labor Court ruling that it has jurisdiction over Molex with respect to the 190 employees who fall within the industry section. Molex appealed this decision to the Court of Cassation and the court is expected to issue a decision on whether to accept the appeal in the fall of 2013. On July 11, 2013, the Toulouse Labor Court denied Molex’s request to postpone the hearing pending the appeal to the Court of Cassation and the parties presented their arguments regarding the dismissal of the former employees of MAS. The Toulouse Labor Court is expected to issue its decision on December 5, 2013.

On March 29, 2012, Molex received notice that the liquidator filed an action against Molex in the Commercial Court of Paris claiming Molex is responsible for the liabilities of MAS that remain as a result of the liquidation. The liquidator alleged that Molex acted as de facto manager of MAS and mismanaged MAS. Although the liabilities are currently estimated at €1.9 million ($2.5 million), future liabilities of MAS may also include any amounts successfully awarded to plaintiffs in their lawsuits against MAS (described above). Molex filed a brief opposing the liquidator’s claims and a decision is expected by the end of 2013.

Separately, 23 Villemur employees (Villemur Employees) filed an administrative action against the Ministry of Labor, requesting reversal of the decision of the labor inspector that authorized MAS to dismiss the Villemur Employees. Molex is not a party to this action. The administrative court ruled that the labor inspector erred in allowing MAS to terminate the protected employees, on the grounds that economic justification was lacking. The decision allows the Villemur Employees to seek reinstatement or damages for the period of original dismissal (March 2010) and date of administrative decision (May 2013), which could be approximately €4.1 million ($5.3 million). Molex Incorporated is considering whether to intervene as an interested party.

We intend to vigorously contest the attempt by the former employees to seek additional compensation from Molex and the liquidator’s attempt to hold Molex responsible for the liabilities of MAS.

While it is not feasible to predict the outcome of these proceedings with any certainty, we believe the ultimate disposition should not have a material adverse effect on our financial position, results of operations or cash flows.

Securities and Exchange Commission (SEC) Investigation

On April 25, 2011, the SEC informed us they issued a formal order of private investigation in connection with the previously reported unauthorized activities in Molex Japan Co., Ltd. We are fully cooperating with the SEC’s investigation.

In April 2010, we launched an investigation into unauthorized activities at Molex Japan and learned that an individual working in Molex Japan’s finance group obtained unauthorized loans from third party lenders, that included in at least one instance the attempted unauthorized pledge of Molex Japan facilities as security, in Molex Japan’s name that were used to cover losses resulting from unauthorized trading, including margin trading, in Molex Japan’s name. We also learned that the individual misappropriated funds from Molex Japan’s accounts to cover losses from unauthorized trading. The individual admitted to forging documentation in arranging and concealing the transactions. In the Annual Report on Form 10-K for the year ended June 30, 2010, Molex restated prior period financial statements to record liabilities in the periods in which the unauthorized transactions and potential losses occurred.

19. Segments and Related Information

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

Information by segment is summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
2013:
Revenues from external customers (1)	$2,577,909	$1,041,292	$1,246	$3,620,447
Income (loss) from operations (2)	372,074	143,470	(163,410)	352,134
Depreciation & amortization	189,417	30,324	15,144	234,885
Capital expenditures	203,269	41,822	17,842	262,933
2012:
Revenues from external customers	$2,459,969	$1,028,140	$1,080	$3,489,189
Income (loss) from operations (2)	344,387	172,803	(117,718)	399,472
Depreciation & amortization	193,561	27,495	15,918	236,974
Capital expenditures	191,789	21,353	13,959	227,101
2011:
Revenues from external customers	$2,600,469	$985,120	$1,745	$3,587,334
Income (loss) from operations (2)	396,233	154,370	(120,404)	430,199
Depreciation & amortization	197,173	28,607	16,391	242,171
Capital expenditures	225,608	24,065	12,573	262,246

(1)	During fiscal 2013, approximately 14% of our net revenue was attributable, directly and indirectly, to Apple, Inc., a customer of the Connector segment.

(2)
Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular segment. For fiscal 2013, 2012 and 2011, operating results for Corporate & Other include a net loss of $25.4 million ($16.2 million after tax), $11.3 million ($7.2 million after tax) and $14.5 million ($9.2 million after tax), respectively, related to the settlement of litigation of unauthorized activities in Japan and investigative and legal fees.

Customer net revenue and net property, plant and equipment by significant countries are summarized as follows (in thousands):

	2013	2012	2011
Customer net revenue:
United States	$1,016,721	$893,142	$849,521
Japan	584,300	492,958	563,496
China	1,075,733	1,128,339	1,133,561
Net property, plant and equipment:
United States	$275,407	$270,226	$202,291
Japan	221,817	287,959	288,498
China	326,145	317,477	301,672

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
2013	$1,723,316	$513,813	$112,207	$2,349,336
2012	1,846,636	479,318	107,699	2,433,653
2011	1,913,675	503,443	98,732	2,515,850

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	2013	2012	2011
Segment assets	$2,349,336	$2,433,653	$2,515,850
Other current assets	808,640	796,134	707,943
Other non-current assets	428,878	381,716	374,059
Consolidated total assets	$3,586,854	$3,611,503	$3,597,852

20. Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results of operations and quarterly earnings per share data for fiscal 2013 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$916,921	$967,735	$852,858	$882,933
Gross profit	268,417	289,170	248,532	256,995
Net income	71,314	70,394	44,767	57,148
Basic earnings per share	0.40	0.40	0.25	0.32
Diluted earnings per share	0.40	0.39	0.25	0.32

First quarter net income includes a $9.9 million pre-tax benefit of insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011. Third quarter net income includes a pre-tax cost of $21.2 million ($13.5 million after-tax) for the settlement of litigation and legal fees related to unauthorized activities in Japan not previously accrued.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited the accompanying consolidated balance sheets of Molex Incorporated as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molex Incorporated at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molex Incorporated’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2013 expressed an unqualified opinion thereon.

/S/    Ernst & Young LLP
Chicago, Illinois
August 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molex Incorporated

We have audited Molex Incorporated’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molex Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Molex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molex Incorporated as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 and our report dated August 8, 2013 expressed an unqualified opinion thereon.

/S/    Ernst & Young LLP
Chicago, Illinois
August 8, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Immediately preceding Part II, Item 9 of this Form 10-K is the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the Ernst & Young LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors. The Code of Business Conduct incorporates our policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. We have also adopted a Code of Ethics for Senior Financial Management applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial managers. The Code of Ethics sets out our expectations that financial management produce full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications. We intend to post any amendments to or waivers from the Codes on our website at www.molex.com.

The full text of each Code is published on the investor relations page of our website at www.molex.com.

The information under the captions “Item 1 — Election of Directors,” “Board Independence,” “Board and Committee Information,” “Board Leadership Structure,” “Corporate Governance Principles,” “Risk Oversight” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement for the Annual Meeting of Stockholders (“2013 Proxy Statement”) is incorporated herein by reference. The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I, Item 1 of this Form 10-K and is also incorporated herein by reference in this section.

Item 11.    Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Report of the Compensation Committee” and “Executive Compensation” in our 2013 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More than 5% Shareholders” in our 2013 Proxy Statement is incorporated herein by reference.

We currently maintain equity compensation plans that provide for the issuance of Molex stock to directors, executive officers and other employees. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of June 30, 2013.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	Common Stock	Class A Stock	Common Stock	Class A Stock	Common Stock	Class A Stock
Equity compensation plans approved by stockholders	—	10,069,108	$—	$18.23	—	5,826,015
Equity compensation plans not approved by stockholders	—	—	—	—	—	—

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance — Board Independence,” and “Transactions with Related Persons,” in our 2013 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information under the captions “Audit Matters — Independent Auditor’s Fees” and “Audit Matters — Policy on Audit Committee Pre-Approval of Services” in our 2013 Proxy Statement is incorporated herein by reference.

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

Molex Incorporated

Schedule II — Valuation and Qualifying Accounts
For the Years Ended June 30, 2013, 2012 and 2011
(in thousands)

	Balance at Beginning of Period	Charges to Income	Write-Offs	Other/ Currency Translation	Balance at End of Period
Receivable Reserves:
Year ended 2013:
Allowance for doubtful accounts	$4,485	$473	$(668)	$—	$4,290
Returns and customer rebates	33,391	73,782	(70,576)	(32)	36,565
Total	$37,876	$74,255	$(71,244)	$(32)	$40,855
Year ended 2012:
Allowance for doubtful accounts	$3,634	$2,493	$(1,642)	$—	$4,485
Returns and customer rebates	38,663	52,170	(58,827)	1,385	33,391
Total	$42,297	$54,663	$(60,469)	$1,385	$37,876
Year ended 2011:
Allowance for doubtful accounts	$2,511	$2,012	$(889)	$—	$3,634
Returns and customer rebates	41,139	81,170	(81,155)	(2,491)	38,663
Total	$43,650	$83,182	$(82,044)	$(2,491)	$42,297
Inventory Reserves:
Year ended 2013:
Slow and excess	$34,534	$17,366	$(16,949)	$(130)	$34,821
Other	3,582	68	—	(97)	3,553
Total	$38,116	$17,434	$(16,949)	$(227)	$38,374
Year ended 2012:
Slow and excess	$37,695	$15,823	$(18,077)	$(907)	$34,534
Other	3,696	306	—	(420)	3,582
Total	$41,391	$16,129	$(18,077)	$(1,327)	$38,116
Year ended 2011:
Slow and excess	$35,019	$17,700	$(19,022)	$3,998	$37,695
Other	4,145	—	—	(449)	3,696
Total	$39,164	$17,700	$(19,022)	$3,549	$41,391
Deferred tax asset valuation allowance:
Year ended 2013	$102,878	$960	$(3,877)	$(11,402)	$88,559
Year ended 2012	$71,858	$40,841	$(8,229)	$(1,592)	$102,878
Year ended 2011	$80,935	$2,510	$(9,572)	$(2,015)	$71,858

Molex Incorporated
Index of Exhibits

Exhibit
Number	Description	Location
3.1	Certificate of Incorporation (as amended and restated)	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended June 30, 2000. (File No. 000-07491)
3.2	By-laws (as amended and restated)	Incorporated by reference to Exhibit 3.2 to our Form 8-K filed on February 3, 2011. (File No. 000-07491)
4.1	Instruments defining rights of security holders	See Exhibit 3.1
4.2	Note Purchase Agreement dated August 18, 2011 among Molex Incorporated and the Purchasers named therein	Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 24, 2011. (File No. 000-07491)
10.1	Foreign Service Employees Policies and Procedures	Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.2	Employment Offer Letter to David D. Johnson	Incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.3	Deferred Compensation Agreement between Molex and Frederick A. Krehbiel	Incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.4	Deferred Compensation Agreement between Molex and John H. Krehbiel, Jr.	Incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q for the period ended March 31, 2005. (File No. 000-07491)
10.5	2005 Molex Supplemental Executive Retirement Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended December 31, 2010. (File No. 000-07491)
10.6	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.6 to our annual report on form 10-K for the year ended June 30, 2012. (File No. 000-07491)
10.7	Molex Outside Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 1, 2006. (File No. 000-07491)
10.8	2000 Molex Long-Term Stock Plan, as amended and restated	Incorporated by reference to Appendix V to our 2007 Proxy Statement. (File No. 000-07491)
10.9	Form of Stock Option Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.10	Form of Restricted Stock Agreement under the 2000 Molex Long-Term Stock Plan	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K for the year ended June 30, 2008. (File No. 000-07491)
10.11	2005 Molex Incentive Stock Option Plan, as amended and restated	Incorporated by reference to Appendix VI to our 2007 Proxy Statement. (File No. 000-07491)
10.12	Form of Stock Option Agreement under the 2005 Molex Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.12 to our Form 10-K for the period ended June 30, 2007. (File No. 000-07491)
10.13	Molex Incorporated Annual Incentive Plan	Incorporated by reference to Appendix III to our 2008 Proxy Statement. (File No. 000-07491)
10.14	2008 Molex Stock Incentive Plan, as amended and restated	Incorporated by reference to Appendix A to our 2011 Proxy Statement. (File No. 000-07491)
10.15	Separation Agreement between David B. Root and Molex Incorporated dated April 6, 2009	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 9, 2009. (File No. 000-07491)

Exhibit
Number	Description	Location
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
10.18
Waiver to Credit Agreement dated June 24, 2009 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent
Incorporated by reference to Exhibit 10.19 to our Form 10-K for the year ended June 30, 2010. (File No. 000-07491)
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
10.21
Amended and Restated Credit Agreement dated April 23, 2013 among Molex Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Standard Charter Bank as Syndication Agent, The Northern Trust Company as Documentation Agent
Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2013. (File No. 000-07491)
10.22	Retirement and Waiver and Release Agreement between James E. Fleischhacker and Molex Incorporated dated February 22, 2012	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 27, 2012. (File No. 000-07491)
10.23	Consulting Agreement between James E. Fleischhacker and Molex Incorporated dated February 22, 2012	Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 27, 2012. (File No. 000-07491)
10.24	Retirement and Waiver and Release Agreement between Katsumi Hirokawa and Molex Incorporated dated April 30, 2013	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2013. (File No. 000-07491)
21	Subsidiaries of the Company	Filed herewith
23	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

Exhibit
Number	Description	Location
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

(All other exhibits are either inapplicable or not required.)

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLEX INCORPORATED (Company)

August 8, 2013	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	By:	/S/ DAVID D. JOHNSON
David D. Johnson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 8, 2013	Co-Chairman of the Board	/S/ FREDERICK A. KREHBIEL
Frederick A. Krehbiel

August 8, 2013	Co-Chairman of the Board	/S/ JOHN H. KREHBIEL, JR.
John H. Krehbiel, Jr.

August 8, 2013	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/S/ MARTIN P. SLARK
Martin P. Slark

August 8, 2013	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	/S/ DAVID D. JOHNSON
David D. Johnson

August 8, 2013	Vice President, Chief Accounting Officer (Principal Accounting Officer)	/S/ TODD A. TAYLOR
Todd A. Taylor

August 8, 2013	Director	/S/ MICHAEL J. BIRCK
Michael J. Birck

August 8, 2013	Director	/S/ MICHELLE L. COLLINS
Michelle L. Collins

August 8, 2013	Director	/S/ ANIRUDH DHEBAR
Anirudh Dhebar

August 8, 2013	Director	/S/ EDGAR D. JANNOTTA
Edgar D. Jannotta

August 8, 2013	Director	/S/ FRED L. KREHBIEL
Fred L. Krehbiel

August 8, 2013	Director	/S/ DAVID L. LANDSITTEL
David L. Landsittel

August 8, 2013	Director	/S/ JOE W. LAYMON
Joe W. Laymon

August 8, 2013	Director	/S/ DONALD G. LUBIN
Donald G. Lubin

August 8, 2013	Director	/S/ JAMES S. METCALF
James S. Metcalf

August 8, 2013	Director	/S/ ROBERT J. POTTER
Robert J. Potter