Form 10-Q
period 2013-09-30
MOLEX INC
filed 2013-10-24
CIK 67472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 17, 2013, the following numbers of shares of the Company’s common stock were outstanding:

Common Stock	95,560,076
Class A Common Stock	83,410,067
Class B Common Stock	94,255

Molex Incorporated

PART I

Item 1.    Financial Statements

Molex Incorporated
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$665,156	$711,561
Marketable securities	11,083	10,378
Accounts receivable, less allowances of $41,376 and $40,855, respectively	736,983	703,434
Inventories	580,481	531,810
Deferred income taxes	54,100	54,163
Other current assets	39,901	32,538
Total current assets	2,087,704	2,043,884
Property, plant and equipment, net	1,128,494	1,114,092
Goodwill	231,050	191,053
Non-current deferred income taxes	51,735	52,543
Other assets	187,034	185,282
Total assets	$3,686,017	$3,586,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$42,458	$54,283
Accounts payable	354,565	347,700
Accrued expenses:
Salaries, commissions and bonuses	123,729	113,433
Other	144,866	127,652
Income taxes payable	20,833	15,966
Total current liabilities	686,451	659,034
Other non-current liabilities	20,702	18,382
Accrued pension and other postretirement benefits	74,431	76,275
Long-term debt	315,000	310,000
Total liabilities	1,096,584	1,063,691
Commitments and contingencies
Stockholders’ equity:
Common stock	11,482	11,451
Paid-in capital	759,043	753,954
Retained earnings	2,665,101	2,623,868
Treasury stock	(1,122,464)	(1,119,358)
Accumulated other comprehensive income	276,271	253,248
Total stockholders’ equity	2,589,433	2,523,163
Total liabilities and stockholders’ equity	$3,686,017	$3,586,854
See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2013	2012
Net revenue	$936,367	$916,921
Cost of sales	633,816	648,504
Gross profit	302,551	268,417
Selling, general and administrative	179,429	163,121
Unauthorized activities in Japan	—	2,561
Total operating expenses	179,429	165,682
Income from operations	123,122	102,735
Interest expense, net	(1,827)	(810)
Other (expense) income, net	(2,918)	1,196
Total other (expense) income, net	(4,745)	386
Income before income taxes	118,377	103,121
Income taxes	34,298	31,807
Net income	$84,079	$71,314
Earnings per share:
Basic	$0.47	$0.40
Diluted	$0.46	$0.40
Dividends declared per share	$0.24	$0.22
Average common shares outstanding:
Basic	178,247	176,621
Diluted	181,545	178,564
See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2013	2012
Net income	$84,079	$71,314
Foreign currency translation adjustments	25,077	31,053
Pension and postretirement medical benefits adjustments, net of tax of $58 and $421 for the three months ended September 30, 2013 and 2012	(3,951)	(491)
Unrealized gain on derivative instruments, net of tax of $731 and $1,587 for the three months ended September 30, 2013 and 2012	1,413	3,064
Unrealized investment gain (loss), net of tax of $144 and $85 for the three months ended September 30, 2013 and 2012	484	(493)
Other comprehensive income	23,023	33,133
Total comprehensive income	$107,102	$104,447
See accompanying Notes to Condensed Consolidated Financial Statements.

Molex Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$84,079	$71,314
Add (deduct) non-cash items included in net income:
Depreciation and amortization	57,245	57,742
Share-based compensation	6,195	6,160
Other non-cash items	(206)	3,767
Changes in assets and liabilities:
Accounts receivable	(14,881)	(7,903)
Inventories	(32,900)	(28,902)
Accounts payable	(1,359)	49,569
Other current assets and liabilities	10,521	4,326
Other assets and liabilities	(9,843)	11,331
Cash provided from operating activities	98,851	167,404

Investing activities:
Capital expenditures	(47,018)	(69,413)
Acquisitions	(62,993)	—
Proceeds from sales of property, plant and equipment	131	1,914
Proceeds from sales or maturities of marketable securities	1,789	3,168
Purchases of marketable securities	(2,574)	(4,099)
Insurance proceeds and other investing activities	(920)	9,722
Cash used for investing activities	(111,585)	(58,708)

Financing activities:
Proceeds from revolving credit facility, short-term loans and debt	63,510	10,000
Payments on revolving credit facility, short-term loans and debt	(70,557)	(41,611)
Cash dividends paid	(42,723)	(38,827)
Exercise of stock options	7,680	1,715
Other financing activities	(1,112)	(1,026)
Cash used for financing activities	(43,202)	(69,749)
Effect of exchange rate changes on cash	9,531	9,608
Net (decrease) increase in cash and cash equivalents	(46,405)	48,555
Cash and cash equivalents, beginning of period	711,561	637,417
Cash and cash equivalents, end of period	$665,156	$685,972
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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended September 30, 2013 are not necessarily an indication of the results that may be expected for the year ending June 30, 2014. The Condensed Consolidated Balance Sheet as of June 30, 2013 was derived from our audited consolidated financial statements for the year ended June 30, 2013. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2013.

The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions are used in the estimation of income taxes, pension and other post retirement benefits, stock options, allowances for accounts receivable and inventory and impairment reviews for goodwill, intangible assets and other long-lived assets. Estimates are revised periodically. Actual results could differ from these estimates.

On September 9, 2013, we entered into an Agreement and Plan of Merger (Merger Agreement) with Koch Industries, Inc. and Koch Connectors, Inc. which, if completed, will result in stockholders receiving $38.50 per share in cash, for a total purchase price of approximately $7.2 billion. Final consideration will also include a dividend adjustment amount. The transaction is subject to customary closing conditions, regulatory approvals and approval by the holders of a majority of our common voting shares, but is not subject to any condition with regard to the financing of the transaction.

Material subsequent events are evaluated and disclosed through the report issuance date.

2. Acquisitions

During the first quarter of fiscal 2014, we acquired FCT Electronics Group, a custom connector and cable assembly company, for $63.0 million, net of cash acquired, and recorded goodwill of $39.4 million. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.

During the second quarter of fiscal 2013, we acquired Affinity Medical Technologies, LLC, a medical electronics company, for $55.3 million, net of cash acquired, and recorded goodwill of $31.6 million. The purchase price allocation for this acquisition is complete.

3. Earnings Per Share

A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding is as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2013	2012
Net income	$84,079	$71,314
Basic average common shares outstanding	178,247	176,621
Effect of dilutive stock options	3,298	1,943
Diluted weighted average common shares outstanding	181,545	178,564
Earnings per share:
Basic	$0.47	$0.40
Diluted	$0.46	$0.40

There were no anti-dilutive shares excluded from the computation above for the three months ended September 30, 2013. For the three months ended September 30, 2012, 2.0 million anti-dilutive shares were excluded from the computation.

4. Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Inventories, net of allowances, consist of the following (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$91,771	$77,202
Work in process	174,146	153,581
Finished goods	314,564	301,027
Total inventories	$580,481	$531,810

5. Pensions and Other Postretirement Benefits

The components of pension benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Service cost	$1,509	$1,627
Interest cost	2,155	2,060
Expected return on plan assets	(2,442)	(2,272)
Amortization of prior service cost	53	65
Recognized actuarial losses	627	681
Amortization of transition obligation	4	10
Other income	—	(59)
Benefit cost	$1,906	$2,112

The components of retiree health care benefit cost are as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Service cost	$19	$179
Interest cost	97	341
Amortization of prior service cost	(2,572)	(516)
Recognized actuarial gains	(292)	(179)
Benefit	$(2,748)	$(175)

Effective December 31, 2012, we amended a postretirement medical benefits plan in the United States to cap subsidies provided to plan participants retiring after January 31, 2013. We remeasured the postretirement medical benefits liability, reducing the liability $18.5 million with the offset to other comprehensive income, net of tax. The benefit of the remeasured liability is being recognized over a 27 month period, which is the average time until the remaining active participants in the plan are retirement eligible.

6. Debt

Total debt consisted of the following (dollars in thousands):

	Average Interest Rate	Calendar Year Maturity	September 30, 2013	June 30, 2013
Long-term debt:
Private Placement	3.59%	2016 – 2021	$150,000	$150,000
U.S. Credit Facility	1.18%	2018	165,000	160,000
Other debt	Varies	2013 – 2014	403	415
Total long-term debt			315,403	310,415
Less current portion of long-term debt:
Other debt	Varies		403	415
Long-term debt, less current portion			315,000	310,000
Short-term borrowings:
Overdraft loans	0.46%	2014	38,369	50,450
Other short-term borrowings	Varies		3,686	3,418
Total short-term borrowings			42,055	53,868
Total debt			$357,458	$364,283

In September 2013, Molex Japan renewed three overdraft loans totaling ¥11.0 billion with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 30 basis points to 35 basis points. At September 30, 2013, the outstanding balances of the overdraft loans, which require full repayment by the end of the terms if not renewed, approximated $38.4 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through an unregistered, private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement contains customary covenants regarding liens, debt and substantial asset sales and mergers. The Agreement also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2013, we were in compliance with these covenants and the balance of the senior notes was $150.0 million.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States (the U.S. Credit Facility), which was subsequently amended, including in April 2013, when we amended and restated the revolving credit facility to increase the credit line to $500.0 million and extend the term to April 2018. Borrowings under the U.S. Credit Facility bear interest at a fluctuating interest rate (based on London Interbank Offered Rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 100 basis points as of September 30, 2013. The agreement governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2013, we were in compliance with these covenants and had outstanding borrowings of $165.0 million.

Principal payments on long-term debt obligations are due as follows as of September 30, 2013 (in thousands):

Year one	$403
Year two	—
Year three	50,000
Year four	—
Year five	215,000
Thereafter	50,000
Total long-term debt obligations	$315,403

We had available lines of credit totaling $513.8 million at September 30, 2013, including $335.0 million available on the U.S. Credit Facility. The lines of credit expire between 2013 and 2018.

7. Income Taxes

The effective tax rate was 29.0% for the three months ended September 30, 2013, reflecting the mix of earnings in tax jurisdictions with tax rates less than the U.S. federal tax rate of 35.0% and a $1.2 million benefit due to the release of a valuation allowance resulting from improved operating performance. During the three months ended September 30, 2013, we recorded income tax expense of $34.3 million.

The effective tax rate was 30.8% for the three months ended September 30, 2012.

We are subject to tax in U.S. federal, state and foreign tax jurisdictions. The examinations of U.S. federal income tax returns for 2007, 2008 and 2009 were completed during fiscal 2012. The tax years 2010 through 2012 remain open to examination by all major taxing jurisdictions to which we are subject.

It is our practice to recognize interest and penalties related to income tax matters in tax expense. As of September 30, 2013, there were no material interest or penalty amounts to accrue.

8. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Pension and Postretirement Medical Benefits	Unrealized (Loss) Gain on Derivative Instruments	Unrealized Investment Gain	Total
Balance at June 30, 2013	$291,613	$(36,322)	$(2,936)	$893	$253,248
Other comprehensive income (loss) before reclassifications	25,077	(1,129)	226	484	24,658
Reclassifications to net income	—	(2,822)	1,187	—	(1,635)
Other comprehensive income (loss)	25,077	(3,951)	1,413	484	23,023
Balance at September 30, 2013	$316,690	$(40,273)	$(1,523)	$1,377	$276,271

9. Fair Value Measurements

The following table summarizes our financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Total Measured at Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Sept. 30, 2013	June 30, 2013	Sept. 30, 2013	June 30, 2013	Sept. 30, 2013	June 30, 2013	Sept. 30, 2013	June 30, 2013
Available-for-sale and trading securities	$21,974	$20,772	$21,974	$20,772	$—	$—	$—	$—
Derivative financial instruments, net	1,951	2,081	—	—	1,951	2,081	—	—

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

Derivatives Not Designated as Hedging Instruments

We use one-month foreign currency forward contracts to offset the impact of exchange rate volatility on certain assets and liabilities, including intercompany receivables and payables denominated in non-functional currencies. These forward contracts have not been designated as hedges, and the gains or losses on these forward contracts, along with the offsetting losses or gains due to the fluctuation of exchange rates on the underlying foreign currency denominated assets and liabilities, are recognized in other (expense) income. The notional amounts of the forward contracts were $235.4 million and $228.5 million at September 30, 2013 and June 30, 2013, respectively, with corresponding fair values of a $1.1 million liability at September 30, 2013 and a $0.8 million asset at June 30, 2013.

Cash Flow Hedges

We use foreign currency forward contracts to hedge a portion of our cash flow exposure to fluctuations in the Chinese renminbi versus the U.S. dollar. These derivative instruments are designated as cash flow hedges and target up to 70% of our projected U.S. dollar denominated third party sales from a subsidiary based in China. Gains and losses of the effective hedges are recorded as a component of accumulated other comprehensive income (AOCI) and reclassified to cost of sales during the period the third party sales occur. The notional amounts of the forward contracts were $45.0 million at September 30, 2013 and $37.5 million at June 30, 2013, with immaterial corresponding fair values at September 30, 2013 and June 30, 2013. These forward contracts have maturities of 12 months or less.

We use derivatives in the form of call options to hedge the variability of gold and copper prices. These derivative instruments are designated as cash flow hedges and hedge approximately 60% of our planned gold and copper purchases. Gains and losses of the effective hedges are recorded as a component of AOCI and reclassified to cost of sales during the period the product containing the commodity is sold. The fair values of the call options were $2.8 million and $1.1 million at September 30, 2013 and June 30, 2013, respectively. These call options have maturities of 12 months or less.

The following table sets forth the impact to AOCI and earnings from cash flow hedges before taxes for the three months ended September 30 (in thousands):

	2013	2012
Unrealized gain recognized in AOCI	$280	$7,147
Realized loss reclassified into earnings	(1,864)	(2,496)

At September 30, 2013, $2.5 million is expected to be reclassified from AOCI to cost of sales within the next 12 months.

11. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740). This ASU provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. We adopted ASU 2013-11 in the current quarter. The new guidance will result in enhanced disclosures, but does not otherwise have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). This ASU updates accounting guidance related to foreign currency matters and resolves the diversity in practice about what guidance applies to the release of cumulative translation adjustment into net income. We adopted ASU 2013-05 in the current quarter. The new guidance does not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted ASU 2013-02 in the current quarter and present reclassifications out of accumulated other comprehensive income in Note 8.

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

Employment and Benefits Litigation

In 2009, Molex Automotive SARL (MAS), decided to close a facility it operated in Villemur-sur-Tarn, France. MAS submitted a social plan to MAS’s labor representatives providing for payments to approximately 280 terminated employees. This social plan was adopted by MAS in 2009 and payments were made to those employees until September 2010. In September 2010, former employees of MAS who were covered under the social plan filed suit against MAS and AGS (a state fund for wage guarantee) in the Toulouse Labor Court, requesting additional compensation. The total amount sought by the former employees is approximately €24.0 million ($32.4 million). Molex International initiated liquidation of MAS, and pursuant to a court proceeding, a liquidator was appointed in November 2010. One of the liquidator’s responsibilities is to assess and respond to the lawsuits involving MAS. In June 2011, the former employees of MAS noticed Molex Incorporated (Molex) as a defendant to the Toulouse Labor Court proceedings. In their court submission, the former employees claim that Molex was a co-employer of the former employees and thus jointly liable for any additional compensation the court awards. The former employees also claim that there was no economic justification for their dismissal, that MAS decided to close the facility before it consulted with the employees and their representatives and that MAS did not adequately comply with its obligation to assist the terminated employees in obtaining alternative employment. The liquidator has filed a submission on behalf of MAS and argues that the dismissal was economically justified, that the former employees have not proven the damages they are seeking but nonetheless Molex was co-employer and thus liable for any additional payments that may be awarded to the former employees. AGS filed its submission, adopting essentially the same substantive position as the liquidator on the dismissal of the former employees but arguing that Molex was the employer.

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

On February 24, 2012, the five employees who fall within the executive section submitted a reply brief and requested a postponement of the March 5, 2012 court date. The court granted the request and rescheduled separate court dates for each plaintiff. On June 25, 2012, one plaintiff withdrew his claims against Molex. On May 16, 2013, the Toulouse Appellate Court issued its decision finding that the Toulouse Labor Court has jurisdiction over Molex. Molex intends to appeal this decision to the French Supreme Court.

On February 7, 2013, the Toulouse Appellate Court affirmed the Toulouse Labor Court ruling that it has jurisdiction over Molex with respect to the 190 employees who fall within the industry section. Molex appealed this decision to the French Supreme Court (Court of Cassation), and expects a decision in the first half of calendar year 2014. Separately, the Industry Section of the Labor Court is expected to issue its decision on the merits of the plaintiffs' claims on December 5, 2013.

On March 29, 2012, Molex received notice that the liquidator filed an action against Molex in the Commercial Court of Paris claiming Molex is responsible for the liabilities of MAS that remain as a result of the liquidation. The liquidator alleged that Molex acted as de facto manager of MAS and mismanaged MAS. Although the liabilities are currently estimated at €1.9 million ($2.6 million), future liabilities of MAS may also include any amounts successfully awarded to plaintiffs in their lawsuits against MAS (described above). Molex filed a brief opposing the liquidator’s claims and the court is expected to issue its decision on December 18, 2013.

We intend to vigorously contest the attempt by the former employees to seek additional compensation from Molex and the liquidator’s attempt to hold Molex responsible for the liabilities of MAS.

Securities and Exchange Commission (SEC) Investigation

On April 25, 2011, the SEC informed us they issued a formal order of private investigation in connection with the previously reported unauthorized activities in Molex Japan Co., Ltd. (Molex Japan). We are fully cooperating with the SEC’s investigation.

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

Shareholder Litigation Relating to the Merger

In September 2013, four class action complaints were filed purportedly on behalf of holders of Molex common stock, with certain exclusions, and named as defendants Molex, each member of Molex’s Board of Directors (the “Individual Defendants”), Koch Industries, Inc. (“Parent”) and Koch Connectors, Inc. (“Merger Sub”). Three class action complaints were filed in Illinois and the fourth in Delaware.

On September 10, 2013, a putative shareholder class action complaint was filed in the Chancery Division of the Circuit Court of DuPage County in the State of Illinois, captioned Carolyn Williams v. Molex Incorporated, et. al., Case No. 2013CH002616. On September 11, 2013, a putative shareholder class action complaint was filed in the Eighteenth Judicial District of the Circuit Court of DuPage County in the State of Illinois, captioned Spoleto Corp. v. Molex Incorporated, et. al., Case No. 2013CH002625. On September 27, 2013, a putative shareholder class action complaint was filed in the Eighteenth Judicial District of the Circuit Court of DuPage County in the State of Illinois, captioned Donald C. Croson v. Molex Incorporated, et. al., Case No. 2013CH002766. These complaints generally allege that the Individual Defendants breached their fiduciary duties by agreeing to a transaction at an inadequate price, by conducting an inadequate sale process and by agreeing to unreasonable deal protection provisions. The complaints also allege that Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties. In addition, the Croson complaint further alleges that the preliminary proxy statement filed by Molex in accordance with the Merger Agreement entered into with Parent and Merger Sub (the “Preliminary Proxy Statement”) contains a variety of inaccurate, misleading or incomplete disclosures about, among other things, the sale process, the financial analysis of the transaction and certain financial projections. The relief sought by the complaints includes, among other things, an injunction prohibiting the completion of the merger contemplated by the Merger Agreement, rescission (to the extent the merger has been completed) and the payment of plaintiffs’ attorneys’ and experts’ fees and costs. Plaintiffs have consolidated the three cases. Molex believes that the complaints are without merit and intends to vigorously defend the actions.

On September 30, 2013, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned George Leon Family Trust v. Molex Incorporated, et al., Civil Action No. 8961-VCL. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by conducting an allegedly flawed sale process and agreeing to allegedly improper deal protections. In addition, the complaint alleges that the Preliminary Proxy Statement fails to adequately disclose material information about certain events leading up to the merger and about the financial analyses of the merger set forth in the Preliminary Proxy Statement. The complaint further alleges that Molex, Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting the completion of the merger, an accounting of putative damages and the payment of plaintiff’s attorneys’ and experts’ fees and costs. Molex believes that the complaint is without merit and intends to vigorously defend the action.

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

Information by segment is summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
For the three months ended:
September 30, 2013:
Revenues from external customers	$639,525	$296,658	$184	$936,367
Income (loss) from operations	111,551	51,422	(39,851)	123,122
Depreciation & amortization	46,323	7,452	3,470	57,245
Capital expenditures	34,575	8,102	4,341	47,018

September 30, 2012:
Revenues from external customers	$656,574	$259,784	$563	$916,921
Income (loss) from operations	95,256	40,860	(33,381)	102,735
Depreciation & amortization	46,275	7,079	4,388	57,742
Capital expenditures	52,387	13,309	3,717	69,413

Corporate & Other includes expenses primarily related to corporate operations that are not allocated to segments such as executive management, human resources, legal, finance and information technology. We also include in Corporate & Other the assets of certain plants that are not specific to a particular segment. Corporate & Other loss from operations for the three months ended September 30, 2013 includes $8.0 million in one-time merger-related transaction costs.

Segment assets, which are comprised of accounts receivable, inventory and fixed assets, are summarized as follows (in thousands):

	Connector	Custom & Electrical	Corporate & Other	Total
September 30, 2013	$1,787,680	$546,605	$111,673	$2,445,958
June 30, 2013	1,723,316	513,813	112,207	2,349,336

The reconciliation of segment assets to consolidated total assets is as follows (in thousands):

	September 30, 2013	June 30, 2013
Segment assets	$2,445,958	$2,349,336
Other current assets	770,240	808,640
Other non-current assets	469,819	428,878
Consolidated total assets	$3,686,017	$3,586,854

Molex Incorporated

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the content otherwise requires, the terms “we,” “us,” “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Molex Incorporated and its subsidiaries.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Information.”

Overview

Our core business is the manufacture and sale of electronic components. Our products are used by a large number of leading original equipment manufacturers (OEMs) throughout the world. We design, manufacture and sell more than 100,000 products including terminals, connectors, cable assemblies, interconnection systems, sockets, antennas, integrated products and switches in 45 manufacturing locations in 17 countries. We also provide manufacturing services to integrate specific components into a customer’s product.

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

Net revenue increased 2.1% during the three months ended September 30, 2013 compared with the prior year period primarily due to strong demand in the Americas region and an increase in customer demand in the automotive, telecommunications and industrial markets. Gross margin increased during the three months ended September 30, 2013 compared with the prior year period primarily due to higher revenue, favorable mix of product sales, lower commodity costs and higher absorption of fixed costs. Selling, general and administrative expenses were higher during the three months ended September 30, 2013 compared with the prior year period primarily to support the increase in net revenue and due to $8.0 million in one-time merger-related transaction costs in the current quarter. Income from operations reached a new record during the three months ended September 30, 2013 primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Results of Operations

The following table sets forth consolidated statements of income data as a percentage of net revenue for the three months ended September 30 (in thousands):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Net revenue	$936,367	100.0%	$916,921	100.0%
Cost of sales	633,816	67.7%	648,504	70.7%
Gross profit	302,551	32.3%	268,417	29.3%
Selling, general & administrative	179,429	19.2%	163,121	17.8%
Unauthorized activities in Japan	—	—%	2,561	0.3%
Income from operations	123,122	13.1%	102,735	11.2%
Other (expense) income, net	(4,745)	(0.5%)	386	—%
Income before income taxes	118,377	12.6%	103,121	11.2%
Income taxes	34,298	3.6%	31,807	3.4%
Net income	$84,079	9.0%	$71,314	7.8%

Net Revenue

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

During the first quarter of fiscal 2014, net revenue increased 6.1% compared with the fourth quarter of fiscal 2013 (sequential quarter) primarily due to improved customer demand in the telecommunications, mobile devices and consumer markets. Net revenue increased 2.1% compared with the first quarter of fiscal 2013 (comparable quarter) primarily due to continued growth in the automotive market and improved demand in the industrial and telecommunications markets, partially offset by foreign currency translation, weaker demand in the consumer market and reduced demand for new products introduced in the first quarter of fiscal 2013 in the mobile devices market. The increase (decrease) in net revenue from each market during the sequential quarter and the comparable quarter follows:

	Sequential Quarter	Comparable Quarter
Telecommunications	19%	6%
Infotech	(2)	(1)
Mobile devices	17	(12)
Consumer	7	(11)
Industrial	1	7
Automotive	1	21

Telecommunications market net revenue increased versus both the comparable and sequential quarters primarily due to improved demand for networking products to meet increasing bandwidth requirements resulting from delayed infrastructure spending in prior periods.

Infotech market net revenue decreased versus both the sequential and comparable quarters primarily due to lower enterprise spending and lower customer demand for desktop computers.

Mobile devices market net revenue increased versus the sequential quarter primarily due to increased demand for mobile phones, tablets and accessories related to our customers’ new model introductions in advance of the holiday season. Mobile devices market net revenue decreased versus the comparable quarter due to lower demand for new programs introduced in the prior year period for certain mobile phones and tablets and unfavorable foreign currency translation.

Consumer market net revenue increased versus the sequential quarter due to increased demand, primarily for gaming systems, in advance of the holiday season. Consumer market net revenue decreased versus the comparable quarter due to lower customer demand for gaming systems and home entertainment products, such as televisions, and unfavorable foreign currency translation.

Industrial market net revenue increased versus both the sequential and comparable quarters due to improved demand in the distribution channel for transportation and production equipment to support our customers’ increased production. Industrial market net revenue also increased versus the comparable quarter as companies are investing in automation projects after deferring projects in the prior year.

Automotive market net revenue increased versus both the sequential and comparable quarters due to increasing electronic content in automobiles, such as infotainment and safety systems, and products to improve fuel efficiency. Automotive market net revenue also increased versus the comparable quarter due to higher global automotive production.

The following table shows the percentage relationship to net revenue of our sales by geographic region:

	Three Months Ended
	September 30,
	2013	2012
Americas	31%	26%
Asia Pacific	57	63
Europe	12	11
Total	100%	100%

Net revenue in the Americas region increased during the three months ended September 30, 2013 compared with the prior year period primarily due to strong growth in the automotive, telecommunications and industrial markets. Net revenue in the Asia Pacific region decreased during the three months ended September 30, 2013 compared with the prior year period primarily due to lower demand in the consumer and mobile devices markets and unfavorable foreign currency translation. Net revenue in Europe increased during the three months ended September 30, 2013 compared with the prior year period primarily due to growth in the automotive and industrial markets and favorable foreign currency translation.

The following table provides an analysis of the change in net revenue compared with the prior fiscal year period (in thousands):

Three Months Ended
September 30, 2013
Net revenue for prior year period	$916,921
Components of net revenue change:
Organic net revenue change	26,399
Currency translation	(17,056)
Acquisitions	10,103
Total change in net revenue from prior year period	19,446
Net revenue for current year period	$936,367
Organic net revenue change as a percentage of net revenue for prior year period	2.9%

Organic net revenue increased during the three months ended September 30, 2013 compared with the prior year period primarily due to strong demand in the Americas region and increased customer demand in the automotive, telecommunications and industrial markets, partially offset by lower demand in the consumer and mobile devices markets. We acquired FCT Electronics Group during the first quarter of fiscal 2014 and Affinity Medical Technologies, LLC during the second quarter of fiscal 2013.

Foreign currency translation decreased net revenue approximately $17.1 million for the three months ended September 30, 2013 compared with the prior year period primarily due to a weaker Japanese yen against the U.S. dollar. The following tables show the effect on the change in geographic net revenue from foreign currency translations to the U.S. dollar (in thousands):

	Three Months Ended
	September 30, 2013
	Local Currency	Currency Translation	Net Change
Americas	$49,835	$(156)	$49,679
Asia Pacific	(18,322)	(22,998)	(41,320)
Europe	5,093	6,098	11,191
Corporate & Other	(104)	—	(104)
Net change	$36,502	$(17,056)	$19,446

The change in net revenue compared with the prior year period on a local currency basis was as follows:

Three Months Ended
September 30, 2013
Americas	20.9%
Asia Pacific	(3.2)
Europe	4.8
Total	4.0%

Gross Profit

The following table sets forth gross profit and gross margin for the three months ended September 30 (in thousands):

	2013	2012
Gross profit	$302,551	$268,417
Gross margin	32.3%	29.3%

Gross profit increased for the three months ended September 30, 2013 compared with the prior year period due to the increase in net revenue, favorable mix of product sales, lower commodity costs and higher absorption of fixed costs. Gross profit for the three months ended September 30, 2012 was lower due to start-up costs related to new product introductions during the period and price erosion.

A significant portion of our material cost is comprised of copper and gold. Net of scrap recovery, we purchased approximately 4.9 million pounds of copper and approximately 12,400 troy ounces of gold during the three months ended September 30, 2013. The following table sets forth the average prices of copper and gold we purchased during the three months ended September 30:

	2013	2012
Copper (price per pound)	$3.23	$3.52
Gold (price per troy ounce)	1,330.00	1,653.00

We mitigate the impact of any significant fluctuations in copper and gold prices by hedging a portion of our projected net global purchases with call options. The hedges increased cost of sales by $1.9 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively.

In addition to commodity costs, the following table sets forth the increase (decrease) in gross profit of certain significant items for the three months ended September 30, 2013 compared with the prior year period (in thousands):

Price erosion	$(13,533)
Currency translation	(7,056)
Currency transaction	14,092

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

The decrease in gross profit due to currency translation during the three months ended September 30, 2013 was primarily due to a weaker Japanese yen against the U.S. dollar, partially offset by a stronger euro against the U.S. dollar compared with the prior year period.

Certain products we manufacture in Japan and Europe are sold in other regions of the world at selling prices primarily denominated in or closely linked to the U.S. dollar. As a result, changes in foreign currency exchange rates may affect our cost of sales reported in U.S. dollars without a corresponding effect on net revenue. The increase in gross profit due to currency transactions during the three months ended September 30, 2013 compared with the prior year period was primarily due to the significant weakening of the Japanese yen against the U.S. dollar.

Operating Expenses

Operating expenses were as follows for the three months ended September 30 (in thousands):

	2013	2012
Selling, general and administrative	$179,429	$163,121
Unauthorized activities in Japan	—	2,561
Selling, general and administrative as a percentage of net revenue	19.2%	17.8%

Selling, general and administrative expenses increased $16.3 million for the three months ended September 30, 2013, compared with the prior year period, primarily to support the increase in net revenue and due to $8.0 million in one-time merger-related transaction costs. Selling, general and administrative expenses for the three months ended September 30, 2012 were reduced $9.9 million due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011. The impact of foreign currency translation decreased selling, general and administrative expenses approximately $4.8 million for the three months ended September 30, 2013, compared with the prior year period.

Research and development expenditures, which are classified as selling, general and administrative expenses, were approximately $45.0 million, or 4.8% of net revenue, for the three months ended September 30, 2013, compared with $46.3 million, or 5.0% of net revenue, for the comparable prior year period.

Unauthorized activities in Japan for the three months ended September 30, 2012 represent investigative and legal fees.

Other (Expense) Income

Other (expense) income consists primarily of net interest expense, investment income and currency transaction exchange gains or losses. We recorded net expense of $4.7 million for the three months ended September 30, 2013, compared with other income of $0.4 million for the three months ended September 30, 2012. Fluctuations in other (expense) income are primarily due to changes in foreign currency gains and losses.

Effective Tax Rate

The effective tax rate was 29.0% for the three months ended September 30, 2013. During the three months ended September 30, 2013, we recorded income tax expense of $34.3 million which was net of a $1.2 million benefit due to the release of a valuation allowance resulting from improved operating performance.

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

Backlog

Our order backlog on September 30, 2013 was approximately $471.6 million compared with order backlog of $452.8 million at June 30, 2013 and $445.3 million at September 30, 2012. Orders for the three months ended September 30, 2013 were $939.1 million compared with $880.0 million and $943.9 million for the three months ended June 30, 2013 and September 30, 2012, respectively. Orders increased $59.1 million over the sequential quarter and were consistent with net revenue for the three months ended September 30, 2013 as orders improved in all of our primary markets. Orders improved compared with the prior year period primarily due to an increase in customer demand in the automotive, industrial, telecommunications and infotech markets, partially offset by weaker demand in the consumer and mobile devices markets.

Segments

The following table sets forth information on net revenue by segment as of the three months ended September 30 (in thousands):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Connector	$639,525	68.3%	$656,574	71.6%
Custom & Electrical	296,658	31.7	259,784	28.3
Corporate & Other	184	—	563	0.1
Total	$936,367	100.0%	$916,921	100.0%

Connector

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months Ended
September 30, 2013
Net revenue for prior year period	$656,574
Components of net revenue change:
Organic net revenue change	(1,063)
Currency translation	(17,630)
Acquisitions	1,644
Total change in net revenue from prior year period	(17,049)
Net revenue for current year period	$639,525
Organic net revenue change as a percentage of net revenue for prior year period	(0.2)%

The Connector segment sells primarily to the telecommunications, infotech, mobile devices, consumer and automotive markets. Organic net revenue and segment net revenue decreased during the three months ended September 30, 2013 compared with the prior year period primarily due to decreased demand for new programs introduced in the mobile devices market in the prior year period and lower demand in the consumer market for gaming systems and home entertainment products, partially offset by continued growth in the automotive market and improved demand in the telecommunications market. Price erosion, which is generally higher in the Connector segment compared with our Custom & Electrical segment, also negatively impacted organic net revenue and segment net revenue. Foreign currency translation decreased net revenue by $17.6 million for the three months ended September 30, 2013 primarily due to a weaker Japanese yen against the U.S dollar. We acquired FCT Electronics Group during the first quarter of fiscal 2014.

The following table provides information on income from operations and operating margin for the Connector segment for the three months ended September 30 (in thousands):

	2013	2012
Income from operations	$111,551	$95,256
Operating margin	17.4%	14.5%

Connector segment income from operations and operating margin increased for the three months ended September 30, 2013 compared with the prior year period despite lower net revenue due to favorable mix of product sales, lower commodity costs, controlled spending and higher absorption of fixed costs. Selling, general and administrative expenses for the three months ended September 30, 2012 were reduced $9.9 million due to property insurance proceeds for damages from the earthquake and tsunami that occurred in Japan during the third quarter of fiscal 2011.

Custom & Electrical

The following table provides an analysis of the change in net revenue compared with the prior fiscal year (in thousands):

Three Months Ended
September 30, 2013
Net revenue for prior year period	$259,784
Components of net revenue change:
Organic net revenue change	27,863
Currency translation	552
Acquisitions	8,459
Total change in net revenue from prior year period	36,874
Net revenue for current year period	$296,658
Organic net revenue change as a percentage of net revenue for prior year period	10.7%

The Custom & Electrical segment sells primarily to the industrial, telecommunications and infotech markets. Custom & Electrical segment organic net revenue increased for the three months ended September 30, 2013 compared with the prior year period primarily due to improved demand in the telecommunications market and the distribution channel for transportation and production equipment in the industrial market. Foreign currency translation increased net revenue $0.6 million for the three months ended September 30, 2013. We acquired Affinity Medical Technologies, LLC during the second quarter of fiscal 2013.

The following table provides information on income from operations and operating margin for the Custom & Electrical segment for the three months ended September 30 (in thousands):

	2013	2012
Income from operations	$51,422	$40,860
Operating margin	17.3%	15.7%

Custom & Electrical income from operations and operating margin increased for the three months ended September 30, 2013 compared with the prior year period primarily due to higher net revenue, favorable mix of product sales, lower commodity costs and controlled spending.

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

Financial Condition and Liquidity

We fund capital projects and working capital needs principally out of operating cash flows and cash reserves. Cash, cash equivalents and marketable securities totaled $676.2 million and $721.9 million at September 30, 2013 and June 30, 2013, respectively. Cash, cash equivalents and marketable securities as of September 30, 2013 included $638.9 million held in non-U.S. accounts, including $284.5 million in countries where we may experience administrative delays in withdrawing and transferring cash to U.S. accounts. Transferring cash, cash equivalents or marketable securities to U.S. accounts from non-U.S. accounts could subject us to additional U.S. repatriation income tax. The primary source of our cash flow is cash generated by operations. Principal uses of cash are capital expenditures, dividend payments and business investments. Our long-term financing strategy is to primarily rely on internal sources of funds for investing in property, plant, equipment and acquisitions.

In September 2013, Molex Japan renewed three overdraft loans totaling ¥11.0 billion with one-year terms and fluctuating interest rates based on interbank offered rates plus a spread ranging from 30 basis points to 35 basis points. At September 30, 2013, the outstanding balance of the overdraft loans, which requires full repayment by the end of the term, if not renewed, approximated $38.4 million.

In August 2011, we issued senior notes pursuant to a Note Purchase Agreement (the Agreement) totaling $150.0 million through a private placement of debt (the Private Placement). The Private Placement consists of three $50.0 million series notes: Series A with an interest rate of 2.91% matures in August 2016; Series B with an interest rate of 3.59% matures in August 2018; and Series C with an interest rate of 4.28% matures in August 2021. The Agreement requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2013, we were in compliance with these covenants.

In June 2009, we entered into a $195.0 million unsecured, three-year revolving credit facility in the United States (the U.S. Credit Facility), which was subsequently amended and restated, including in April 2013, when we increased the credit line to $500.0 million and extended the term to April 2018. The agreement governing the U.S. Credit Facility contains customary covenants regarding liens, debt, substantial asset sales and mergers, dividends and investments. The U.S. Credit Facility also requires us to maintain financial covenants pertaining to, among other things, our consolidated leverage and interest rate coverage. As of September 30, 2013, we were in compliance with the covenants of the U.S. Credit Facility and had outstanding borrowings of $165.0 million.

Total debt, including obligations under capital leases, totaled $357.5 million and $364.3 million at September 30, 2013 and June 30, 2013, respectively. We had available lines of credit totaling $513.8 million at September 30, 2013, including $335.0 million available on the U.S. Credit Facility. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Cash Flows

Below is a table setting forth the key lines of our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Cash provided from operating activities	$98,851	$167,404
Cash used for investing activities	(111,585)	(58,708)
Cash used for financing activities	(43,202)	(69,749)
Effect of exchange rate changes on cash	9,531	9,608
Net (decrease) increase in cash and cash equivalents	$(46,405)	$48,555

Operating Activities

Cash provided from operating activities decreased $68.6 million from the prior year period. Working capital needs increased $55.7 million compared with the prior year period primarily due to an increase in accounts receivable balances related to higher revenue and building of inventory to meet increased customer demand. Working capital is defined as current assets minus current liabilities.

Investing Activities

Cash used for investing activities increased $52.9 million from the prior year period primarily due to a $63.0 million increase in acquisitions during the three months ended September 30, 2013. Capital expenditures were $47.0 million for the three months ended September 30, 2013, compared with $69.4 million in the prior year period. Capital expenditures decreased primarily due to plant expansions and significant investments in new product introductions in the prior year period. Cash used for investing activities for the three months ended September 30, 2012 benefited from $9.9 million of property insurance proceeds for damages from the earthquake and tsunami in Japan that occurred during the third quarter of fiscal 2011.

Financing Activities

Cash used for financing activities decreased $26.5 million from the prior year period primarily due to a $24.6 million decrease in net payments on debt and a $6.0 million increase in stock option exercises, partially offset by a $3.9 million increase in dividends paid during the three months ended September 30, 2013.

Net borrowings on the revolving U.S. Credit Facility were $5.0 million for the three months ended September 30, 2013. There were no outstanding borrowings for the three months ended September 30, 2012. Cash used for financing activities for the three months ended September 30, 2012 included repayment of unsecured bonds of approximately $25.1 million.

Our quarterly cash dividend was $0.24 per share for the three months ended September 30, 2013, an increase of 9.1% from the previous cash dividend of $0.22 per share in the prior fiscal year.

As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2013. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet, which principally consist of pension and other postretirement benefits obligations and debt. Since June 30, 2013, there have been no material changes in our contractual obligations and commercial commitments arising outside of the ordinary course of business. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, beliefs, and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “potential,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2013 (Form 10-K). You should carefully consider the risks described in our Form 10-K. Such risks are not the only ones facing our company; additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the risks occur, our business, financial condition or operating results could be materially adversely affected. Among other risks and uncertainties, there can be no guarantee that the pending merger with Koch Industries, Inc. and Koch Connectors, Inc. will be completed, or if it is completed, the time frame in which it will be completed. The pending merger is subject to the satisfaction of certain conditions contained in the Merger Agreement. Pursuing the pending merger could disrupt certain of our current plans, operations, business and employee relationships.

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding growth strategies, industry trends, global economic conditions, success of customers, cost of raw materials, value of inventory, currency exchange rates, labor costs, protection of intellectual property, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development introduction and sales, regulatory changes, competitive strengths, natural disasters, unauthorized access to data, government investigations and outcomes of legal proceedings. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. Examples of these strategies include the prompt payment of intercompany balances utilizing a global netting system, the establishment of contra-currency accounts in several international subsidiaries, the development of natural hedges and the use of foreign exchange contracts to protect or preserve the value of cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for discussion of foreign exchange contracts in use at September 30, 2013 and June 30, 2013.

We have implemented a formalized treasury risk management policy that describes procedures and controls over derivative financial and commodity instruments. Under the policy, we do not use derivative financial or commodity instruments for speculative or trading purposes, and the use of such instruments is subject to strict approval levels by senior management. Typically, the use of derivative instruments is limited to hedging activities related to specific foreign currency cash flows, net receivable and payable balances and call options on certain commodities. See Note 10 of the Notes to Condensed Consolidated Financial Statements for discussion of derivative instruments in use at September 30, 2013 and June 30, 2013.

The translation of the financial statements of non-U.S. operations is impacted by fluctuations in foreign currency exchange rates. Consolidated net revenue and income from operations were impacted by the translation of our international financial statements into U.S. dollars, reducing net revenue and income from operations by $17.1 million and $2.2 million, respectively, for the three months ended September 30, 2013, compared with the prior year period.

Our $11.1 million of marketable securities at September 30, 2013 are principally invested in time deposits.

Interest rate exposure is generally limited to our marketable securities, overdraft loans and five-year unsecured U.S. Credit Facility. We do not actively manage the risk of interest rate fluctuations. Our marketable securities mature in less than 12 months. We had $165.0 million outstanding on our $500.0 million U.S. Credit Facility with an interest rate of approximately 1.18% at September 30, 2013. We had $38.4 million outstanding on our Molex Japan overdraft loans at September 30, 2013 with fluctuating interest rates based on interbank offered rates plus a spread ranging from 30 basis points to 35 basis points.

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share purchases of Molex Common and/or Class A Common Stock for the quarter ended September 30, 2013 were as follows (in thousands, except price per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
July 1 - July 31
Common Stock	—	$—	—
Class A Common Stock	2	$25.03	—
August 1 - August 31
Common Stock	—	$—	—
Class A Common Stock	68	$25.79	—
September 1 - September 30
Common Stock	—	$—	—
Class A Common Stock	45	$38.24	—
Total	115	$30.65	—

The shares purchased represent exercises of employee stock options.

Item 4.    Mine Safety Disclosures — Not Applicable

Item 6.    Exhibits

Number	Description

2.1
Agreement and Plan of Merger dated as of September 9, 2013, by and among Molex Incorporated, Koch Industries, Inc., and Koch Connectors, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2013. (File No. 000-07491)

10.1
Form of Voting and Support Agreement dated as of September 9, 2013, by and among each Supporting Stockholder, Koch Industries, Inc., and Koch Connectors, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 9, 2013. (File No. 000-07491)

10.2
Retirement and Waiver and Release Agreement by and between the Company and Graham C. Brock, effective September 16, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2013. (File No. 000-07491)

10.3	1998 Molex Stock Option and Restricted Stock Plan, as amended and restated. Filed herewith

10.4	2000 Molex Long-Term Stock Plan, as amended and restated. Filed herewith

10.5	2008 Molex Stock Incentive Plan, as amended and restated. Filed herewith

10.6	Molex 2005 Outside Directors' Deferred Compensation Plan. Filed herewith

10.7	Molex Deferred Compensation Plan, as amended and restated. Filed herewith

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Section 302 certification by Chief Executive Officer
31.2 Section 302 certification by Chief Financial Officer

32	Section 1350 Certifications

32.1 Section 906 certification by Chief Executive Officer
32.2 Section 906 certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLEX INCORPORATED

(Registrant)

Date:	October 24, 2013	/S/ DAVID D. JOHNSON

David D. Johnson
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)